Form 10-Q
period 1993-11-30
FEDERAL EXPRESS CORP
filed 1994-01-14
CIK 230211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1993,OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                          Commission file number: 1-7806


                           FEDERAL EXPRESS CORPORATION
              (Exact name of registrant as specified in its charter)



              Delaware                              71-0427007
       (State of incorporation)                  (I.R.S. Employer
                                                Identification No.)
        2005 Corporate Avenue
         Memphis, Tennessee                           38132
        (Address of principal
          executive offices)                        (ZIP Code)

                                (901) 369-3600
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Common Stock                Outstanding Shares at December 31, 1993
Common Stock, par value $.10 per share                    55,437,962

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                    INDEX



                       PART I.  FINANCIAL INFORMATION

                                                                         PAGE

  Condensed Consolidated Balance Sheets
    November 30, 1993 and May 31, 1993.................................   3-4

  Condensed Consolidated Statements of Operations
    Three and Six Months Ended November 30, 1993 and 1992..............     5

  Condensed Consolidated Statements of Cash Flows
    Six Months Ended November 30, 1993 and 1992........................     6

  Notes to Condensed Consolidated Financial Statements.................  7-11

  Review of Condensed Consolidated Financial Statements
    by Independent Public Accountants..................................    12

  Report of Independent Public Accountants.............................    13

  Management's Discussion and Analysis of Results of Operations
    and Financial Condition............................................ 14-19



                           PART II.  OTHER INFORMATION


  Exhibits and Reports on Form 8-K........... .........................    20


EXHIBIT INDEX..........................................................   E-1

                 FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
- ------
                                                     November 30,
                                                         1993         May 31,
                                                     (Unaudited)       1993
                                                     ------------  -----------
                                                           (In thousands)

Current Assets:
  Cash and cash equivalents......................... $   359,270   $   155,456
  Receivables, less allowance for doubtful accounts
    of $33,339,000 and $31,308,000..................     987,555       922,727
  Spare parts, supplies and fuel....................     156,933       164,087
  Deferred income taxes.............................     138,355       133,875
  Prepaid expenses and other........................      51,282        63,573
                                                     -----------   -----------

      Total current assets..........................   1,693,395     1,439,718
                                                     -----------   -----------


Property and Equipment, at Cost (Note 6)............   6,954,044     6,706,209
  Less accumulated depreciation and amortization....   3,486,805     3,229,941
                                                     -----------   -----------

      Net property and equipment....................   3,467,239     3,476,268
                                                     -----------   -----------


Other Assets:
  Goodwill..........................................     423,672       432,215
  Equipment deposits and other assets (Note 6)......     374,450       444,863
                                                     -----------   -----------

      Total other assets............................     798,122       877,078
                                                     -----------   -----------

                                                     $ 5,958,756   $ 5,793,064
                                                     ===========   ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------
                                                     November 30,
                                                         1993         May 31,
                                                      (Unaudited)      1993
                                                     ------------  -----------
                                                           (In thousands)

Current Liabilities:
  Current portion of long-term debt (Note 3)......... $   302,326  $   133,797
  Accounts payable...................................     486,464      554,111
  Accrued expenses (Note 2)..........................     845,031      761,357
                                                      -----------  -----------

      Total current liabilities......................   1,633,821    1,449,265
                                                      -----------  -----------

Long-Term Debt, Less Current Portion (Note 3)........   1,669,845    1,882,279
                                                      -----------  -----------

Deferred Income Taxes and Other Liabilities..........     873,931      790,139
                                                      -----------  -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
  Common Stock, $.10 par value;
    100,000,000 shares authorized; 55,334,746 and
    54,743,208 shares issued.........................       5,533        5,474
  Other..............................................   1,775,626    1,665,907
                                                      -----------  -----------

       Total common stockholders' investment.........   1,781,159    1,671,381
                                                      -----------  -----------



                                                      $ 5,958,756  $ 5,793,064
                                                      ===========  ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                  Three Months Ended         Six Months Ended
                                      November 30,             November 30,
                                ----------------------   --------------------
                                   1993        1992         1993         1992
                                ----------  ----------   ----------   ----------
                                    (In thousands, except per share amounts)

Revenues....................... $2,121,525  $1,964,674   $4,137,250   $3,829,610
                                ----------  ----------   ----------   ----------
Operating Expenses:
  Salaries and employee
    benefits...................  1,024,819     938,206    2,016,880    1,866,931
  Rentals and landing fees.....    172,323     164,790      338,532      327,842
  Depreciation and
    amortization...............    147,935     143,242      293,161      285,697
  Fuel.........................    119,076     130,121      233,812      250,845
  Maintenance and repairs......    115,899     100,845      235,793      195,945
  Other........................    391,755     374,815      767,447      719,971
                                ----------  ----------   ----------   ----------
                                 1,971,807   1,852,019    3,885,625    3,647,231
                                ----------  ----------   ----------   ----------

Operating Income...............    149,718     112,655      251,625      182,379
                                ----------  ----------   ----------   ----------
Other Income (Expense):
  Interest, net................    (36,584)    (40,382)     (73,851)    (81,870)
  Other, net...................     (2,595)     (1,754)      (6,400)     (9,774)
                                ----------  ----------   ----------   ----------
                                   (39,179)    (42,136)     (80,251)    (91,644)
                                ----------  ----------   ----------   ----------
Income Before Income Taxes and
  Cumulative Effect of Change
     in Accounting Principle...    110,539      70,519      171,374       90,735

Income Tax Provision...........     50,848      35,118       78,832       45,186
                                ----------  ----------   ----------   ----------
Income Before Cumulative Effect
  of Change in Accounting
  Principle....................     59,691      35,401       92,542       45,549
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits, Net of Tax Benefit
  of $34,287,000...............          -           -            -     (55,943)
                                ----------  ----------   ----------   ----------
Net Income (Loss).............. $   59,691  $   35,401   $   92,542   $ (10,394)
                                ==========  ==========   ==========   ==========

Earnings (Loss) per Share:
  Before Cumulative Effect
    of Change in Accounting
    Principle.................. $     1.07  $      .65   $     1.67   $      .84
  Cumulative Effect of Change
     in Accounting for
     Postretirement Benefits...          -           -            -       (1.03)
                                ----------  ----------   ----------   ----------
                                $     1.07  $      .65   $     1.67   $    (.19)
                                ==========  ==========   ==========   ==========
Common and Common Equivalent
  Shares (Note 5)..............     55,850      54,292       55,518       54,284
                                ==========  ==========   ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                             November 30,
                                                       ----------------------
                                                          1993         1992
                                                       ---------    ---------
                                                            (In thousands)

Net Cash Provided by Operating Activities............ $ 379,167    $ 412,648
                                                      ---------    ---------
Investing Activities:
  Purchases of property and equipment, including
    deposits on aircraft of $65,667,000 and
    $110,364,000.....................................  (762,632)    (681,938)
  Proceeds from sale-leaseback transactions..........   581,400      118,944
  Other, net.........................................    21,655        3,502
                                                      ---------    ---------
Net cash used in investing activities................  (159,577)    (559,492)
                                                       --------    ---------
Financing Activities:
  Proceeds from debt issuances.......................    10,558      720,741
  Principal payments on debt.........................   (51,602)    (451,783)
  Other, net.........................................    25,268       (7,895)
                                                      ---------    ----------
Net cash provided by (used in) financing activities..   (15,776)     261,063
                                                      ---------    ---------

Net increase in cash and cash equivalents............   203,814      114,219
Cash and cash equivalents at beginning of period.....   155,456       78,177
                                                      ---------    ---------
Cash and cash equivalents at end of period........... $ 359,270    $ 192,396
                                                      =========    =========

Cash payments for:
  Interest (net of capitalized interest)............. $  74,404    $  72,629
                                                      =========    =========
  Income taxes....................................... $  68,796    $  37,381
                                                      =========    =========

Non-cash investing and financing activities:

  In November 1992, approximately $73,000,000 of secured debt related to a portion of the purchase price of one MD-11 aircraft acquired by the Company was assumed by a third party in a sale-leaseback of the aircraft.



See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------
  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with Federal Express Corporation's Annual Report on Form 10-K for the year ended May 31, 1993. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of November 30, 1993, the consolidated results of their operations for the three- and six-month periods ended November 30, 1993 and 1992, and their consolidated cash flows for the six-month periods ended November 30, 1993 and 1992. Operating results for the three- and six-month periods ended November 30, 1993 are not necessarily indicative of the results that may be expected for the year ending May 31, 1994.

  In the fourth quarter of 1993, the Company retroactively adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," effective June 1, 1992. Accordingly, previously reported results for the first, second and third quarters of 1993 have been restated to reflect this change in accounting principle.

  Certain prior period amounts have been reclassified to conform to the current presentation.

(2)  Accrued Expenses
     ----------------

                                                     November 30,
                                                         1993       May 31,
                                                      (Unaudited)    1993
                                                     ------------  ---------
                                                         (In thousands)

     Employee benefits..............................   $120,225    $ 91,651
     Insurance......................................    173,167     169,176
     Compensated absences...........................    171,803     163,553
     Taxes other than income taxes..................    117,731     114,460
     Aircraft overhaul..............................     60,288      59,507
     Salaries.......................................     82,272      64,716
     Interest.......................................     42,094      38,353
     Other..........................................     77,451      59,941
                                                       --------    --------
                                                       $845,031    $761,357
                                                       ========    ========

(3)  Long-Term Debt
     --------------

                                                       November 30,
                                                           1993        May 31,
                                                       (Unaudited)      1993
                                                       -----------   -----------
                                                           (In thousands)
     Unsecured notes payable, interest rates of
       6.25% to 12.125%, due through 2013............  $1,452,784    $1,493,700
     Unsecured sinking fund debentures, interest
       rate of 9.625%, due through 2020..............      98,220        98,185
     Capital lease obligations, Memphis-Shelby County
       Airport Authority Special Facilities Revenue
       Bonds, due through 2013, interest rates of
       6.75% to 8.3%, net of bond reserve funds and
       unamortized discounts.........................     221,739       221,740
     Other debt, effective rates of 4.36% to 11.25%..     199,428       202,451
                                                       ----------    ----------

                                                        1,972,171     2,016,076
         Less current portion........................     302,326       133,797
                                                       ----------    ----------

                                                       $1,669,845    $1,882,279
                                                       ==========    ==========

  The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 1996, all of which was available at November 30, 1993. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

  In August 1993 an agreement was executed to issue $45,000,000 of City of Indianapolis Airport Facility Revenue Refunding Bonds (the "Refunding Bonds") in September 1994. The Refunding Bonds will be used to retire the 11.25% Indianapolis Special Facilities Revenue Bonds, Series 1984 which were originally issued in November 1984 to finance the acquisition, construction and outfitting of an express package sorting hub at the Indianapolis International Airport for a third party. In 1988, the Company acquired the hub facility from the third party and assumed liability for the lease obligation and the guarantee position related to the bonds. The Refunding Bonds have a maturity date of April 1, 2017 and a coupon rate of 6.85%, which will be adjusted in the event of any changes to the Company's credit rating on its long-term debt prior to the date of issuance.

  The Company filed a registration statement in August 1993 with the Securities and Exchange Commission for the issuance of up to $233,600,000 of equipment trust certificates and pass through certificates. During October and December 1993, $152,320,000 and $236,000,000, respectively, of pass through certificates were issued under September 1992 and August 1993 registration statements to refinance the debt portion of leveraged leases related to five MD-11 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company but amounts payable by the Company under the five leveraged leases are sufficient to pay the principal and interest on the certificates. The Company has $11,680,000 of certificates remaining which may be used to partially finance the purchase of aircraft, or to finance or refinance aircraft in leveraged lease transactions.

  In December 1993, the Company filed a new registration statement with the Securities and Exchange Commission for the issuance of up to $400,000,000 of pass through certificates. These pass through certificates can be used to finance the debt portion of leveraged lease transactions.

  In 1993, the Company entered into a $140,000,000 foreign bank facility to provide a source of funds for predelivery payments on Airbus A300 aircraft to be delivered to the Company. As of November 30, 1993, the Company had $140,000,000 outstanding under this facility.

  The Company retired $38,000,000 of 9 1/2% Series A Medium-Term Notes in October and November 1993. In addition, in December 1993, the Company redeemed $34,970,000 of Memphis-Shelby County Airport Authority ("MSCAA") Special Facilities Revenue Bonds, retired its 46,000,000 pound sterling Private Placement ($70,062,000 at retirement) and repaid the balance due under a yen-denominated Term Loan Agreement ($11,537,000 at repayment). The Company also recorded a pre-tax charge of $800,000 in November 1993 related to a call premium associated with the early redemption of the MSCAA bonds.


(4)  Preferred Stock
     ---------------
  The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of November 30, 1993, none of these shares had been issued.


(5)  Common Stockholders' Investment
     -------------------------------
  During the six-month period ended November 30, 1993, 602,538 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $30.56 to $63.63 per share. During the same period, the Company acquired 10,250 shares (including restricted stock forfeitures) of its common stock at an average cost of $61.80 per share.


(6)  Commitments
     -----------
  At November 30, 1993, the Company had contractual agreements to purchase 25 Airbus A300 aircraft to be delivered through 1999. Deposits and progress payments of $301,200,000 have been made toward these purchases. Additional deposits and payments in connection with these agreements are expected to approximate $150,300,000 for the remainder of 1994, $464,500,000, $410,900,000,
$251,200,000, and $309,700,000, in 1995 through 1998, respectively, and
$62,700,000, thereafter. The Company also has commitments for aircraft modifications and related parts and the development and upgrade of aircraft simulators approximating $53,900,000 for the remainder of 1994 and $44,100,000 in 1995. At May 31, 1993, the Company had options to purchase up to 50 additional Airbus A300 aircraft for delivery beginning in 1997. In September 1993, the Company allowed four of these aircraft options to expire and received refunds for substantially all of the deposits related to the expired options.

  In addition to commitments related to aircraft, the Company has other commitments aggregating $120,500,000 at November 30, 1993, of which approximately $102,800,000 will be expended during the remainder of 1994. These commitments primarily relate to capital expenditures for facilities, vehicles, computer and other equipment.

  During the six-month period ended November 30, 1993, the Company also entered into an agreement to lease 13 Airbus A310 aircraft (to be delivered beginning in July 1994), sold and leased back six MD-11 aircraft and entered into an operating lease for additional maintenance facilities and ramp expansion at Memphis International Airport. These new agreements in the aggregate increased the Company's future minimum lease payments under operating leases by $24,000,000 for 1994, $63,800,000 for 1995, $86,600,000 for 1996, $85,700,000
for 1997, $87,100,000 for 1998, and $1,547,800,000 thereafter.


(7)  Legal Proceedings
     -----------------
  On May 24, 1990, a shareholder filed a class-action suit in the United States District Court for the Western District of Tennessee against the Company, Frederick W. Smith and James L. Barksdale, the Company's former Executive Vice President and Chief Operating Officer. The complaint alleges fraud and violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Subsequently, three other shareholders filed separate suits which contain substantially similar allegations. The complaints allege that purchasers of the Company's common stock during periods ending May 21, 1990 were damaged when the market value of the stock dropped by nearly 10% on May 22, 1990. The plaintiffs allege generally that the defendants artificially inflated the market value of the Company's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. The separate actions have been consolidated and a motion to dismiss the action has been denied. Both plaintiffs and defendants have filed motions for summary judgment. The Company and Messrs. Smith and Barksdale are co-defendants in the suit. The Company will bear the cost of the defense and is obligated to indemnify Messrs. Smith and Barksdale for their expenses in defending the suit and for any settlement or damages in the action to the extent permitted by law.

  The Internal Revenue Service ("IRS") issued an Examination Report on October 31, 1991 asserting the Company underpaid federal excise taxes for the calendar quarters ended December 31, 1983 through March 31, 1987. The Examination Report contains a primary position and a mutually exclusive alternative position asserting the Company underpaid federal excise taxes by

$54,000,000 and $26,000,000, respectively. Disagreeing with essentially all of the proposed adjustments contained in the Examination Report, the Company filed a Protest on March 16, 1992 which set forth the Company's defenses to both IRS positions and a claim for refund of overpaid federal excise taxes of $23,500,000. On March 19, 1993, the IRS issued another Examination Report to the Company asserting the Company underpaid federal excise taxes by $105,000,000 for the calendar quarters ended June 30, 1987 through March 31, 1991. On June 17, 1993, the Company filed a Protest contesting the March 19 Examination Report which set forth the Company's defenses to the IRS position and a claim for refund of overpaid federal excise taxes of $46,500,000. Interest would be payable on the amount of any refunds by the IRS to the Company or underpaid federal excise taxes payable by the Company to the IRS at statutorily determined rates. The interest rates payable by the Company for underpaid taxes are higher than the rates payable by the IRS on refund amounts.

  The Company plans to vigorously pursue its Protests administratively with the IRS Appeals Division. If it is unsuccessful with the IRS Appeals Division, the Company intends to pursue its position in court. Pending resolution of this matter, the IRS can be expected to take positions similar to those taken in their Examination Reports for periods after March 31, 1991.

  Given the inherent uncertainties in the shareholder litigation and the excise tax matter referred to above, management is currently unable to predict with certainty the outcome of these matters or the ultimate effect, if any, their resolution would have on the Company's financial condition or results of operations. No amounts have been reserved for these contingencies.

            REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      BY INDEPENDENT PUBLIC ACCOUNTANTS







  Arthur Andersen & Co., independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1993, and the related condensed consolidated statements of operations for the three- and six-month periods ended November 30, 1993 and 1992 and the condensed consolidated statements of cash flows for the six-month periods ended
November 30, 1993 and 1992, included herein, as indicated in their report thereon included on page 13.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

  We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1993 and the related condensed consolidated statements of operations for the three- and six-month periods ended November 30, 1993 and 1992 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1993 and 1992. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1993 and the related consolidated statements of operations, changes in common stockholders' investment and cash flows for the year then ended. In our report dated July 13, 1993, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                  Arthur Andersen & Co.




Memphis, Tennessee,
December 13, 1993

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

  The Company's second quarter and year-to-date results reflect marked improvement in international operations while U.S. domestic operating margins were slightly below prior year levels. The Company's international operations posted its first profitable quarter since the Company commenced international service in June 1985. International losses have been significantly reduced because of lower costs associated with capacity reduction and growth in the intercontinental express business. Improvement in the Company's U.S. domestic operating margin continues to be restrained by a rate of decline in its average revenue per package (yield) that has not been offset by a corresponding reduction in cost per package.

  A comparison of second quarter and year-to-date results is presented below (in millions, except per share data):

                                           Three Months Ended   Six Months Ended
                                               November 30,       November 30,
                                           ------------------  -----------------
                                             1993      1992      1993      1992
                                           -------    ------    ------    ------

    Revenue..............................   $2,122    $1,965    $4,137    $3,830
    Operating Income.....................      150       113       252       182
    Pre-tax Income.......................      111        71       171        91
    Income before Cumulative Effect of
      Change in Accounting Principle.....       60        35        93        46

    Earnings per Share Before Cumulative
      Effect of Change in Accounting
      Principle..........................   $ 1.07    $ 0.65    $ 1.67    $ 0.84

  Results for 1993 have been restated to reflect the adoption in 1993 of SFAS No. 106.

  Revenue increased 8% for the quarter and year-to-date periods primarily reflecting volume gains in domestic and international express package services, partially offset by volume decreases in the Company's international airfreight service. Operating income for these same periods improved
33% and 38%, respectively, as a result of growth in the Company's International Priority Service. U.S. domestic profits were essentially level with prior year results. Total operating expense increased 6% and 7% over the prior year's second quarter and year-to-date periods, respectively. Salaries and employee benefits increased 9% and 8%, respectively, primarily due to volume-related increases in employment levels and increased provisions under the Company's performance-based incentive compensation plans. Maintenance and repairs expense increased 15% and 20%, respectively, principally due to the timing of DC-10 engine maintenance. Year-over-year increases in maintenance and repairs expense are expected to continue for the remainder of 1994 and into 1995, primarily for continued DC-10 engine maintenance and increased levels of maintenance for other aircraft. Fuel expense decreased 8% and 7% for the quarter and year-to-date periods, respectively, due to reduced consumption and lower fuel prices.

  Other Income (Expense) declined 7% and 12% for the quarter and year-to-date periods, respectively, primarily reflecting reduced debt levels and lower interest rates. In addition, prior year results included $6 million in charges for write-offs of deferred financing costs from a refunding of approximately $96 million of Memphis-Shelby County Airport Authority (MSCAA) Special Facilities Revenue Bonds and an early redemption of $100 million of 10 5/8% Senior Notes and a call premium associated with the bond refunding.
In comparison, current year results include a call premium of $1.4 million recorded in the first quarter in connection with the execution of an agreement to issue $45 million of City of Indianapolis Airport Facility Revenue Refunding Bonds in September 1994. In addition, in November 1993 the Company recorded a call premium of $.8 million related to a redemption of approximately $35 million of MSCAA bonds.


U.S. Domestic Services
- ----------------------
  Operating results and selected volume and yield statistics for domestic operations were as follows (in millions, except yields):

                                       Three Months Ended   Six Months Ended
                                           November 30,       November 30,
                                       ------------------  ------------------
                                         1993      1992*     1993      1992*
                                        ------    ------    ------    ------

    Revenue..........................   $1,538    $1,400    $3,018    $2,742
    Operating Income.................      148       151       283       278
    Operating Margin.................      9.6%     10.8%      9.4%     10.1%
    Express Package Statistics:
       Total Packages................      111        99       216       194
       Revenue per Package...........   $13.42    $13.59    $13.51    $13.65

* Results restated for the adoption of SFAS No. 106.

  Quarterly and year-to-date U.S. Domestic operating results reflect a 10% increase in revenues and an 11% increase in operating expenses causing operating margins to decline year-over-year. Revenue growth resulted from year-over-year increases in volumes (12% increase for the quarter and year-to-date periods) even though yields were slightly lower (1% decrease for the quarter and year-to-date periods). Although operating expenses increased, a continued emphasis on quality enhancements and increased productivity resulted in a cost per package essentially equal to that of the prior year.

  The decline in yield is attributable to faster growth of lower-priced deferred services relative to premium-priced priority services and discounting fostered by highly competitive market conditions. Seasonal demand patterns typically intensify the growth of deferred services in the second quarter. As yields have dropped, the Company has not been able to completely offset this decline with corresponding reductions in cost per package.

  Management has addressed the decline in operating margin by yield management actions and continued emphasis on reducing cost per package. On a year-over-year basis beginning with the second half of 1993, the Company has been able to slow the rate of yield declines. This is attributable to programs intended to moderate the level of discounting, to attract lower-volume, higher-yielding customers and to promote heavier weights per package. The Company is striving to reduce its cost per package by replacing certain of its aging aircraft with newer, more efficient Airbus A300 and A310 aircraft, implementing programs to better control rising health care costs and further enhancing its package-handling, distribution and information systems. To the extent that the competitive activity and changes in customer demand patterns mentioned above continue, pressures on profit margins may persist.

International Services
- ----------------------
  Operating results and selected volume and yield statistics for international operations were as follows (in millions, except yields):

                                          Three Months Ended   Six Months Ended
                                              November 30,       November 30,
                                          ------------------  ------------------
                                            1993      1992*    1993       1992*
                                           -------  -------   -------   -------
  Revenues:
    International Priority Services (IP)..  $  320   $  281    $  622    $  540
    International EXPRESSfreight (IXF)
      and Airport-to-Airport (ATA)
      Airfreight Services.................     139      159       260       313
    Charter Services......................      36       34        63        56
    Intra-country Services and Other......      89       90       174       178
                                            ------   ------    ------    ------
                                               584      564     1,119     1,087
                                            ------   ------    ------    ------
  Operating Income (Loss).................       2      (38)      (31)      (95)
  Operating Margin........................     0.4%    (6.7)%    (2.8)%    (8.8)%

  Volume/Yield Statistics:
    Total IP Packages.....................       8        7       16        14
    Revenue per Package...................  $38.33   $38.61   $38.26    $37.71
    Total Airfreight Pounds...............     123      144      239       279
    Revenue per Pound.....................  $ 1.13   $ 1.10   $ 1.09    $ 1.12

* Results restated for the adoption of SFAS No. 106.

  The Company's international operating results for the current year showed significant gains over prior year operating losses for the quarter and year-to-date periods as revenues increased 3% while operating expenses decreased 3% for both periods. In addition, prior year's first quarter results included a $12.5 million reduction in restructuring reserves from less than expected costs to settle certain estimated liabilities from the Company's European restructuring.

  This year-over-year improvement in operating results primarily reflects a continued strong growth in IP revenue and reduced operating costs from changes, effective March 1, 1993, to the Company's international flight schedules which decreased flight hours, reduced aircraft capacity on certain international routes and eliminated certain airfreight terminal operations. Through aggressive marketing and sales promotions the Company was able to boost worldwide IP volumes (14% increase for the quarter and year-to-date periods) while maintaining relatively stable yields. Volume growth and yield improvement were most notable in Far East operations.

  Airfreight revenues decreased 12% and 17% for the quarter and year-to-date periods, respectively, compared with the prior year, primarily reflecting a continued decline in ATA volumes and yields. ATA volumes declined 31% and 26% for the quarter and year-to-date periods, respectively, while yields declined 4% and 8% during these same comparative periods. These declines reflect the highly competitive and price sensitive nature of the current airfreight market, characterized by excess capacity resulting from a large number of participants offering relatively similar services and, with respect to revenues and volumes, the Company's reduction in airfreight capacity. This trend of declining ATA revenues and volumes is expected to continue as the Company increasingly focuses on promoting its time-definite IP and IXF express services.

  IXF volumes increased 67% and 40% during the second quarter and year-to-date periods, respectively, and yields decreased 13% and 11%, respectively, for these same periods compared with the prior year. The significant increase in IXF volumes during the second quarter was the result of selected sales promotions during the international peak season for airfreight shipments and the seasonal peak in demand for space by customers desiring to ensure a time-definite delivery. Yields were lower because of competitive pressures in the airfreight market.

  The long-term profitability of the Company's international operations is dependent on sustained growth in express services and cost containment.
The Company will continue to seek ways to manage its international distribution network to make optimal use of its resources. Productivity measures will continue to be implemented to ensure control over per package costs. To boost volume growth, aggressive marketing efforts are underway to promote new services and service enhancements. Actual results, however, are dependent on successful implementation of the above factors and effective management of economic and competitive challenges.


FINANCIAL CONDITION

Capital Expenditures and Resources
- ----------------------------------
  The Company's operations are capital intensive, characterized by significant investments in aircraft, package handling facilities, sort equipment and vehicles, and computer and telecommunication equipment. The amount and timing of capital additions are dependent on various factors including volume growth, new or enhanced services, geographical expansion of services, competition and availability of satisfactory financing.

  Capital expenditures for the first six months of 1994 totaled $763 million and included five MD-11 aircraft (all of which, together with a sixth aircraft acquired in 1993, were subsequently sold and leased back), three B727-200 aircraft, deposits on future Airbus A300 aircraft, vehicle and ground support equipment, and customer automation and computer equipment. In comparison, prior year additions include four MD-11 aircraft, 12 B727-200 aircraft, deposits on MD-11 and Airbus A300 aircraft, and customer automation and computer equipment.

  At November 30, 1993, the Company had commitments aggregating approximately $1.7 billion, net of deposits and progress payments of $301 million, for the acquisition of 25 Airbus A300 aircraft (scheduled for delivery through 1999), aircraft modifications and related parts and the development and upgrade of aircraft simulators. An estimated $204 million will be expended in the remainder of 1994, $509 million in 1995, $411 million in 1996, $251 million in 1997, $310 million in 1998, and $63 million thereafter, in connection with these commitments. At November 30, 1993, the Company also had options for up to 46 additional Airbus A300 aircraft for delivery beginning in 1997. In addition, the Company has other commitments related to facility and other equipment acquisitions that approximated $121 million at November 30, 1993, of which an estimated $103 million will be expended in the remainder of 1994.

  During the six-month period ended November 30, 1993, the Company also entered into an agreement to lease 13 Airbus A310 aircraft (to be delivered beginning in July 1994), sold and leased back six MD-11 aircraft and entered into an operating lease for additional maintenance facilities and ramp expansion at

Memphis International Airport. These new agreements in the aggregate increased the Company's future minimum lease payments under operating leases by $24 million for 1994, $63.8 million for 1995, $86.6 million for 1996, $85.7 million for 1997, $87.1 million for 1998, and $1.5 billion thereafter.

  The Company has historically financed its capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Management's practice in recent years with respect to funding new aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off balance sheet operating leases under applicable accounting rules. Management has determined that these leases provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. The Company has been successful in obtaining equity capital for long-term leases on terms acceptable to it although the marketplace for such capital can become restricted depending on a variety of economic factors beyond the control of the Company. The Company believes that for the foreseeable future it will continue to be able to find financing for its needs on acceptable terms.

  The Company filed a registration statement in August 1993 with the Securities and Exchange Commission for the issuance of up to $233.6 million of equipment trust certificates and pass through certificates. During October and December 1993, $152.3 million and $236 million, respectively, of pass through certificates were issued under September 1992 and August 1993 registration statements to refinance the debt portion of leveraged leases related to five MD-11 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company but amounts payable by the Company under the above leveraged leases are sufficient to pay the principal and interest on the certificates. The Company has $11.7 million of certificates remaining which may be used to partially finance the purchase of aircraft, or to finance or refinance aircraft in leveraged lease transactions.

  In December 1993, the Company filed a new registration statement with the Securities and Exchange Commission for the issuance of up to $400 million of pass through certificates. These pass through certificates can be used to finance the debt portion of leveraged lease transactions.

  The Company has entered into a foreign bank credit facility that provides for a commitment of $140 million to finance predelivery payments on the first seven Airbus A300 aircraft to be delivered in 1994 and 1995. As of November 30, 1993, the Company had $140 million outstanding under this facility.

  In July 1993, $45 million of MSCAA bonds were issued to finance a portion of the construction cost of the aircraft maintenance facilities, hangar and ramp expansion mentioned above. The Company is obligated under an operating lease agreement with MSCAA to pay rentals equal to the principal and interest due on the bonds.

  In August 1993, an agreement was executed to issue $45 million of City of Indianapolis Airport Facility Revenue Refunding Bonds associated with the Company's Indianapolis hub. The advance refunding will provide for $45 million of refunding bonds to be issued in September 1994 at a coupon rate of 6.85% with a maturity date of April 1, 2017. The coupon rate will be adjusted in the event of any changes to the Company's credit rating on its long-term debt prior to the date of issuance.

  The Company retired $38 million of 9 1/2% Series A Medium-Term Notes in October and November 1993. In addition, in December 1993, the Company redeemed $35 million of MSCAA Special Facilities Revenue Bonds, retired its
46 million pound sterling Private Placement ($70.1 million at retirement) and repaid the balance due under a yen-denominated Term Loan Agreement
($11.5 million at repayment).

  At November 30, 1993, the Company had $100 million of unsecured notes available under a shelf registration filed with the Securities and Exchange Commission in June 1992. Management believes that the capital resources available to the Company, including certain backstop financing commitments for new aircraft which the Company has firm commitments to purchase in 1994 and beyond, are adequate to meet its future capital needs.


Liquidity and Financial Position
- --------------------------------
  Cash and cash equivalents totaled $359 million at November 30, 1993, an increase of $204 million during the first six months of 1994. Cash provided from operations during the first six months was $379 million compared with $413 million for the same period in the prior year. Cash from operations was higher in 1993 primarily due to the settlement of receivables associated with operations discontinued as part of the February 1992 European restructuring partially offset by increased fiscal 1994 income. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper.

  The Omnibus Budget Reconciliation Act of 1993, to be phased in through fiscal 1997, will have a negative financial impact on the Company's future operations. Management has determined that the impact on current year results will be immaterial, as tax rate increases have been offset by tax benefits to be received as a result of revaluing the Company's net deferred tax assets pursuant to SFAS No. 109, "Accounting for Income Taxes." Other components of this legislation, such as the limitations on deductions for meals and entertainment and the increase in the excise tax on aviation fuel, will affect the Company's financial results beginning in fiscal 1995 and 1996, respectively. Based on the Company's current fuel consumption level, the increase in the excise tax on aviation fuel of 4.3 cents per gallon (effective October 1, 1995) would increase the Company's annual aircraft fuel expense by approximately $24 million. Although the increase in fuel costs for 1996 and beyond due to the higher excise tax rate is expected to be significant, the extent of the increase will be dependent on fuel consumption for each individual year.

  Under the Clean Air Act Amendments of 1990 many states will be required to implement alternative fuel programs for fleet vehicles operating in certain nonattainment areas. As states begin to implement their clean fuel fleet programs, the Company anticipates acquiring new delivery vehicles or modifying its existing delivery vehicles in order to comply with the regulations. Additionally, facility modifications may be required to accommodate the use of alternative fuels at the Company's stations and ramps. The Company believes these new alternative fuel programs will impose additional expenditures on the Company, however, the magnitude of the impact has not yet been determined nor has the Company decided what steps, if any, to take to counteract it.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  Exhibits.

     Exhibit
     Number      Description of Exhibit
     -------     ----------------------
     11.1        Statement re Computation of Earnings (Loss) Per Share.

     12.1        Computation of Ratio of Earnings to Fixed Charges.

     15.1        Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

  During the quarter ended November 30, 1993, the Registrant filed three Current Reports on Form 8-K. The first report was dated September 2, 1993 and filed under Item 7, Financial Statements and Exhibits. The report contained a press release dated September 2, 1993.

  The second report was dated September 14, 1993 and filed under Item 7, Financial Statements and Exhibits. The report contained a press release dated September 14, 1993.

  The third report was dated September 23, 1993 and filed under Item 7, Financial Statements and Exhibits. The report contained documents relating to the 1993 Pass Through Certificates, Series B1 and B2.

                                  SIGNATURE






  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION
                                           (Registrant)



Date:  January 13, 1994                 /s/ GRAHAM R. SMITH
                                   -------------------------------
                                   GRAHAM R. SMITH
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                EXHIBIT INDEX
                                -------------
Exhibit
Number     Description of Exhibit
- -------    ----------------------

11.1       Statement re Computation of Earnings (Loss) Per Share.

12.1       Computation of Ratio of Earnings to Fixed Charges.

15.1       Letter re Unaudited Interim Financial Statements.