Form 10-Q
period 1994-02-28
FEDERAL EXPRESS CORP
filed 1994-04-13
CIK 230211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1994, OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Common Stock                   Outstanding Shares at March 31, 1994
Common Stock, par value $.10 per share                    55,804,850

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                         PAGE

Condensed Consolidated Balance Sheets
  February 28, 1994 and May 31, 1993...................................   3-4

Condensed Consolidated Statements of Operations
  Three and Nine Months Ended February 28, 1994 and 1993...............     5

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended February 28, 1994 and 1993.........................     6

Notes to Condensed Consolidated Financial Statements...................  7-11

Review of Condensed Consolidated Financial Statements
  by Independent Public Accountants....................................    12

Report of Independent Public Accountants...............................    13

Management's Discussion and Analysis of Results of Operations
  and Financial Condition.............................................. 14-20



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K.......................................    21


EXHIBIT INDEX..........................................................   E-1

                 FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
- ------


                                                     February 28,
                                                         1994         May 31,
                                                     (Unaudited)       1993
                                                     -----------   -----------
                                                           (In thousands)

Current Assets:
  Cash and cash equivalents......................... $   229,630   $   155,456
  Receivables, less allowance for doubtful accounts
    of $37,024,000 and $31,308,000..................   1,016,186       922,727
  Spare parts, supplies and fuel....................     159,351       164,087
  Deferred income taxes.............................     139,766       133,875
  Prepaid expenses and other........................      54,110        63,573
                                                     -----------   -----------

      Total current assets..........................   1,599,043     1,439,718
                                                     -----------   -----------


Property and Equipment, at Cost (Note 6)............   6,993,207     6,706,209
  Less accumulated depreciation and amortization....   3,566,164     3,229,941
                                                     -----------   -----------

      Net property and equipment....................   3,427,043     3,476,268
                                                     -----------   -----------


Other Assets:
  Goodwill..........................................     419,558       432,215
  Equipment deposits and other assets (Note 6)......     406,378       444,863
                                                     -----------   -----------

      Total other assets............................     825,936       877,078
                                                     -----------   -----------

                                                     $ 5,852,022   $ 5,793,064
                                                     ===========   ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------
                                                      February 28,
                                                         1994         May 31,
                                                      (Unaudited)      1993
                                                      -----------  -----------
                                                           (In thousands)

Current Liabilities:
  Current portion of long-term debt (Note 3)......... $   198,184  $   133,797
  Accounts payable...................................     494,206      554,111
  Accrued expenses (Note 2)..........................     737,374      761,357
                                                      -----------  -----------

      Total current liabilities......................   1,429,764    1,449,265
                                                      -----------  -----------

Long-Term Debt, Less Current Portion (Note 3)........   1,673,441    1,882,279
                                                      -----------  -----------

Deferred Income Taxes and Other Liabilities..........     913,574      790,139
                                                      -----------  -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
  Common Stock, $.10 par value;
    100,000,000 shares authorized; 55,793,364 and
    54,743,208 shares issued.........................       5,579        5,474
  Other..............................................   1,829,664    1,665,907
                                                      -----------  -----------

       Total common stockholders' investment.........   1,835,243    1,671,381
                                                      -----------  -----------



                                                      $ 5,852,022  $ 5,793,064
                                                      ===========  ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                       Three Months Ended        Nine Months Ended
                                           February 28,             February 28,
                                     ----------------------   -----------------------
                                        1994        1993         1994         1993
                                     ----------  ----------   ----------   ----------
                                         (In thousands, except per share amounts)

Revenues............................ $2,077,414  $1,939,781   $6,214,664   $5,769,391
                                     ----------  ----------   ----------   ----------

Operating Expenses:
  Salaries and employee benefits....  1,020,574     964,833    3,037,454    2,831,764
  Rentals and landing fees..........    181,516     167,983      520,048      495,825
  Depreciation and amortization.....    151,976     145,480      445,137      431,177
  Fuel..............................    120,607     125,218      354,419      376,063
  Maintenance and repairs...........    108,457      97,622      344,250      293,567
  Other.............................    408,967     380,324    1,176,414    1,100,295
                                     ----------  ----------   ----------   ----------
                                      1,992,097   1,881,460    5,877,722    5,528,691
                                     ----------  ----------   ----------   ----------

Operating Income....................     85,317      58,321      336,942      240,700
                                     ----------  ----------   ----------   ----------

Other Income (Expense):
  Interest, net.....................    (35,132)    (40,136)    (108,983)    (122,006)
  Net gain on disposition of
    flight equipment................      8,864         225        7,898          778
  Other, net........................     (1,332)     (1,535)      (6,766)     (11,862)
                                     ----------  ----------   ----------   ----------
                                        (27,600)    (41,446)    (107,851)    (133,090)
                                     ----------  ----------   ----------   ----------

Income Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle..............     57,717      16,875      229,091      107,610

Income Tax Provision................     26,550       8,387      105,382       53,573
                                     ----------  ----------   ----------   ----------

Income Before Cumulative Effect of
  Change in Accounting Principle....     31,167       8,488      123,709       54,037
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits, Net of Tax Benefit
  of $34,287,000....................          -           -            -      (55,943)
                                     ----------  ----------   ----------   ----------

Net Income (Loss)................... $   31,167  $    8,488   $  123,709   $   (1,906)
                                     ==========  ==========   ==========   ==========


Earnings (Loss) per Share:
  Before Cumulative Effect of
    Change in Accounting Principle.. $      .55  $      .15   $     2.22   $      .99
  Cumulative Effect of Change in
    Accounting for Postretirement
    Benefits........................          -           -            -        (1.03)
                                     ----------  ----------   ----------   ----------

                                     $      .55  $      .15   $     2.22   $    (0.04)
                                     ==========  ==========   ==========   ==========

Common and Common Equivalent
  Shares (Note 5)...................     56,445      55,117       55,827       54,562
                                     ==========  ==========   ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                          February 28,
                                                     ----------------------
                                                       1994         1993
                                                     ---------   ----------
                                                         (In thousands)

Net Cash Provided by Operating Activities..........  $ 459,025   $ 483,055
                                                     ---------   ---------

Investing Activities:
  Purchases of property and equipment, including
    deposits on aircraft of $87,690,000 and
    $141,236,000...................................   (913,560)   (836,214)
  Proceeds from disposition of property
    and equipment:
      Sale-leaseback transactions..................    581,400     118,944
      Sale of B727 aircraft and other..............     44,351       2,508
  Other, net.......................................      1,571       1,797
                                                     ---------   ---------
Net cash used in investing activities..............   (286,238)   (712,965)
                                                     ---------   ---------

Financing Activities:
  Proceeds from debt issuances.....................     10,777     736,086
  Principal payments on debt.......................   (156,655)   (500,615)
  Proceeds from stock issuances....................     49,846      22,238
  Other, net.......................................     (2,581)    (10,648)
                                                     ---------   ---------
Net cash provided by (used in) financing
    activities.....................................    (98,613)    247,061
                                                     ---------   ---------


Net increase in cash and cash equivalents..........     74,174      17,151
Cash and cash equivalents at beginning of period...    155,456      78,177
                                                     ---------   ---------


Cash and cash equivalents at end of period.........  $ 229,630   $  95,328
                                                     =========   =========


Cash payments for:
  Interest (net of capitalized interest)...........  $  95,843   $  97,668
                                                     =========   =========
  Income taxes.....................................  $ 102,902   $  69,218
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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of February 28, 1994, the consolidated results of their operations for the three- and nine-month periods ended February 28, 1994 and 1993, and their consolidated cash flows for the nine-month periods ended February 28, 1994 and 1993. Operating results for the three- and nine-month periods ended February 28, 1994 are not necessarily indicative of the results that may be expected for the year ending May 31, 1994.

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


(2)  Accrued Expenses
     ----------------

                                                     February 28,
                                                         1994       May 31,
                                                      (Unaudited)    1993
                                                     ------------  --------
                                                         (In thousands)

     Compensated absences...........................   $176,751    $163,553
     Insurance......................................    153,486     169,176
     Taxes other than income taxes..................    130,679     114,460
     Salaries.......................................     62,263      64,716
     Interest.......................................     58,118      38,353
     Aircraft overhaul..............................     49,700      59,507
     Employee benefits..............................     43,397      91,651
     Other..........................................     62,980      59,941
                                                       --------    --------

                                                       $737,374    $761,357
                                                       ========    ========

(3)  Long-Term Debt
     --------------

                                                       February 28,
                                                           1994        May 31,
                                                       (Unaudited)      1993
                                                      -------------  -----------
                                                           (In thousands)

     Unsecured notes payable, interest rates of
       6.25% to 10.6%, due through 2013..............  $1,384,824    $1,493,700
     Unsecured sinking fund debentures, interest
       rate of 9.625%, due through 2020..............      98,237        98,185
     Capital lease obligations, Memphis-Shelby County
       Airport Authority Special Facilities Revenue
       Bonds, due through 2013, interest rates of
       6.75% to 8.3%, net of bond reserve funds and
       unamortized discounts.........................     199,004       221,740
     Other debt, effective rates of 4.17% to 11.25%..     189,560       202,451
                                                       ----------    ----------

                                                        1,871,625     2,016,076
         Less current portion........................     198,184       133,797
                                                       ----------    ----------
                                                       $1,673,441    $1,882,279
                                                       ==========    ==========

  The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 1996, all of which was available at February 28, 1994. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

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

  The Company filed a registration statement in August 1993 with the Securities and Exchange Commission for the issuance of up to $233,600,000 of equipment trust certificates and pass through certificates. During October and December 1993, $152,320,000 and $236,000,000, respectively, of pass through certificates were issued under a September 1992 and the August 1993 registration statements to refinance the debt portion of leveraged leases related to five MD-11 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company but amounts payable by the Company under the five leveraged leases are sufficient to pay the principal and interest on the certificates. The Company has $11,680,000 of certificates remaining which may be used to partially finance the purchase of aircraft, or to finance or refinance aircraft in leveraged lease transactions.

  In December 1993, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of up to $400,000,000 of pass through certificates. In March 1994, $377,112,000 of pass through certificates were issued under this registration statement to finance the debt portion of leveraged leases related to 13 Airbus A310 aircraft to be acquired under operating leases and to pay certain expenses. (See also Note 6, "Commitments".) The Company has $22,888,000 available under this registration statement to finance the debt portion of leveraged lease transactions.

  In 1993, the Company entered into a $140,000,000 foreign bank facility to provide a source of funds for predelivery payments on Airbus A300 aircraft to be delivered to the Company. As of February 28, 1994, the Company had $140,000,000 outstanding under this facility.

  The Company retired $38,000,000 of 9 1/2% Series A Medium-Term Notes in October and November 1993. In addition, in December 1993, the Company redeemed $34,970,000 of Memphis-Shelby County Airport Authority ("MSCAA") Special Facilities Revenue Bonds, retired its 46,000,000 pound sterling Private Placement ($70,062,000 at retirement) and repaid the balance due under a yen-denominated Term Loan Agreement ($11,537,000 at repayment). The Company also recorded an $800,000 call premium associated with the early redemption of the MSCAA bonds.


(4)  Preferred Stock
     ---------------
  The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. No shares have been issued.


(5)  Common Stockholders' Investment
     -------------------------------
  During the nine-month period ended February 28, 1994, 1,061,157 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $30.56 to $70.19 per share. During the same period, the Company acquired 21,188 shares (including restricted stock forfeitures) of its common stock at an average cost of $66.46 per share.


(6)  Commitments
     -----------
  At February 28, 1994, the Company had contractual agreements to purchase 25 Airbus A300 aircraft to be delivered through 1999. Deposits and progress payments of $330,600,000 have been made toward these purchases. Additional deposits and payments in connection with these agreements are expected to approximate $124,700,000 for the remainder of 1994, $451,000,000, $399,700,000,

$241,800,000, and $298,300,000, in 1995 through 1998, respectively, and
$61,300,000, thereafter. The Company also has commitments for aircraft modifications and related parts and the development and upgrade of aircraft simulators approximating $37,000,000 for the remainder of 1994 and $58,100,000 in 1995. At May 31, 1993, the Company had options to purchase up to 50 additional Airbus A300 aircraft for delivery beginning in 1997. In September 1993, the Company allowed four of these aircraft options to expire and received refunds for substantially all of the deposits related to the expired options.

  In addition to its obligations for aircraft, the Company has other commitments for additional vehicles, facilities, computer and other equipment aggregating $246,300,000 at February 28, 1994, of which approximately $75,900,000 will be expended during the remainder of 1994.


  During the nine-month period ended February 28, 1994, the Company also entered into an agreement to lease 13 Airbus A310 aircraft (to be delivered beginning in July 1994), sold and leased back six MD-11 aircraft and entered into an operating lease for additional maintenance facilities and ramp expansion at Memphis International Airport. These new agreements in the aggregate increased the Company's future minimum lease payments under operating leases by $13,000,000 for 1994, $60,100,000 for 1995, $85,700,000 for 1996,
$88,300,000 for 1997, $89,200,000 for 1998, and $1,559,300,000 thereafter.


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

            REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      BY INDEPENDENT PUBLIC ACCOUNTANTS







  Arthur Andersen & Co., independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1994, and the related condensed consolidated statements of operations for the three- and nine-month periods ended February 28, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine-month periods ended
February 28, 1994 and 1993, included herein, as indicated in their report thereon included on page 13.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

  We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of February 28, 1994 and the related condensed consolidated statements of operations for the three- and nine-month periods ended February 28, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                                              /s/ Arthur Andersen & Co.

                                                  Arthur Andersen & Co.





Memphis, Tennessee,
March 11, 1994

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  The Company's third quarter and year-to-date results reflect significant year-over-year improvement in international operations while U.S. domestic profitability continues to be restrained by a greater rate of decline in average revenue per package (yield) than a corresponding rate of reduction in cost per package. U.S. domestic profitability was also negatively impacted in the third quarter by lower than anticipated package volume during the last week of December, the Southern California earthquake and severe weather in the eastern United States. The improvement in international results is largely due to growth in the Company's intercontinental express business and lower costs associated with capacity reduction.

  A comparison of third quarter and year-to-date results is presented below (in millions, except per share data):

                                        Three Months Ended   Nine Months Ended
                                            February 28,       February 28,
                                        ------------------  -----------------
                                          1994      1993      1994      1993
                                         ------    ------    ------    ------

    Revenue...........................   $2,077    $1,940    $6,215    $5,769
    Operating Income..................       85        58       337       241
    Pre-tax Income....................       58        17       229       108
    Income before Cumulative Effect
      of Change in Accounting
      Principle.......................       31         8       124        54

    Earnings per Share Before
      Cumulative Effect of Change
      in Accounting Principle.........   $ 0.55    $ 0.15    $ 2.22    $ 0.99

  Results for 1993 have been restated to reflect the adoption in 1993 of SFAS No. 106.


  Revenue increased 7% and 8% for the quarter and year-to-date periods, respectively, primarily because of volume gains in domestic and international express package services, partially offset by volume-related decreases in the Company's Airport-to-Airport freight service. Operating income improved 47% and 40% over the prior year's third quarter and year-to-date periods, respectively, primarily as a result of growth in the Company's International Priority Service.

  Operating expenses rose 6% compared with the prior year's third quarter and year-to-date periods. Salaries and employee benefits increased 6% and 7%, respectively, primarily due to volume-related increases in employment levels and increased provisions under the Company's performance-based incentive compensation plans. Partially offsetting this increase were reduced expenses under the Company's workers' compensation and group insurance programs that reflect improved health care claims experience. Rentals and landing fees increased 8% and 5%, respectively, for the comparable periods, primarily due to an increased number of MD-11 aircraft under operating leases. Maintenance and repairs increased 11% and 17%, respectively, primarily due to scheduled DC-10 and MD-11 engine maintenance. The higher level of maintenance related to DC-10 engines is expected to continue through the remainder of 1994. The Company anticipates increased year-over-year maintenance in 1995 in response to maintenance directives by regulatory agencies for B727 and MD-11 engines. Fuel expense decreased 4% and 6% for the quarter and year-to-date periods, respectively, as a result of lower fuel prices and reduced consumption from fewer flight hours.

  Net interest expense decreased as a result of reduced debt levels and lower interest rates. The net gain on disposition of flight equipment includes a $10.9 million gain on the third quarter sale of several B727-100 aircraft and engines. The Company anticipates replacing its older B727-100 aircraft with newer, fuel-efficient Airbus A300 and A310 aircraft. Depending on volume growth and the availability of newer aircraft, certain other B727-100s may be offered for sale. Currently the Company has several of these B727-100 aircraft subject to purchase options which may be exercised by September 1994.

 Other, net for the prior year included $6 million in charges for write-offs of deferred financing costs from a refunding of approximately $96 million of Memphis-Shelby County Airport Authority (MSCAA) Special Facilities Revenue Bonds and an early redemption of $100 million of 10 5/8% Senior Notes and a call premium associated with the bond refunding. In comparison, current year results include a call premium of $1.4 million recorded in the first quarter in connection with the execution of an agreement to issue $45 million of City of Indianapolis Airport Facility Revenue Refunding Bonds in September 1994. In addition, in November 1993 the Company recorded a call premium of $800,000 related to a redemption of approximately $35 million of MSCAA bonds.


U.S. Domestic Services
- ----------------------
 Selected operating results and statistics for U.S. domestic operations were as follows (dollars in millions, except yields):

                                        Three Months Ended   Nine Months Ended
                                            February 28,       February 28,
                                        ------------------  ------------------
                                          1994      1993*     1994      1993*
                                          ------    ------    ------    ------

    Revenues..........................   $1,538    $1,426    $4,556    $4,168
    Operating Income..................      104       120       386       397
    Operating Margin..................      6.8%      8.4%      8.5%      9.5%
    Express Package Statistics:
      Average Daily Packages (000s)...    1,834     1,660     1,739     1,561
      Yield per Package...............   $12.79    $13.28    $13.25    $13.52
    Operating days....................       64        62       192       190

* Results restated for the adoption of SFAS No. 106.

  Third quarter results reflect an 8% increase in revenues and a 10% increase in expenses, with year-to-date revenues and expenses up 9% and 11%, respectively. This faster growth of expenses compared to revenues has resulted in a year-over-year decline in operating margins. Third quarter operating margins, in particular, were adversely impacted by additional costs and lower volumes associated with the Southern California earthquake in January and the severe weather in the eastern United States during January and February 1994, and by lower than anticipated package volumes from holiday operations during the last week of December. These events contributed to higher overall costs compared with the prior year's third quarter. The growth in revenue is attributable to an average daily volume growth of 10% and 11% for the quarter and year-to-date periods, respectively. Yield, however, declined 4% for the quarter and 2% for the year-to-date periods.

  The decline in yield is attributable to the seasonal demand for deferred services, faster growth of lower-priced deferred services relative to premium-priced priority services and discounting fostered by highly competitive market conditions. Despite the additional costs associated with the unusual events mentioned above, productivity improvements were achieved and the Company was able to reduce its cost per package. However, this reduction was not enough to offset the decline in yield.

  Management has addressed the decline in operating margin by yield management actions and continued emphasis on reducing cost per package. On a year-over-year basis beginning with the second half of 1993, the Company has been able to slow the rate of yield declines for its higher-yielding priority services. This is attributable to programs intended to moderate the level of discounting, to attract lower-volume, higher-yielding customers and to promote heavier weights per package. In addition, the Company continues to implement changes to its health care plans to improve the quality and cost effectiveness of benefits provided under these plans. The Company anticipates replacing certain of its aging aircraft with newer, more efficient aircraft and continues to develop further enhancements to its package-handling, distribution and information systems. The above actions and programs, among others, are expected to moderate yield decline and further reduce cost per package; however, to the extent that the competitive activity and changes in customer demand patterns mentioned above continue, pressures on profit margins may persist.


International Services
- ----------------------
  Selected operating results and statistics for international operations were as follows (dollars in millions, except yields):

                                       Three Months Ended   Nine Months Ended
                                            February 28,       February 28,
                                       ------------------  ------------------
                                          1994      1993*    1994       1993*
                                         -------  -------   -------   -------

  Revenues:
    International Priority Services
      (IP).............................. $  325   $  270    $  948    $  811
    International EXPRESSfreight (IXF)
      and Airport-to-Airport (ATA)
      Airfreight Services...............    109      134       369       447
    International Fedex Logistics
      Services, Charter and Other.......    105      110       341       343
                                         ------   ------    ------    ------

                                         $  539   $  514    $1,658    $1,601
                                         ======   ======    ======    ======

  Operating (Loss)......................    (18)     (61)      (49)     (157)
  Operating Margin......................   (3.3)%  (11.9)%    (3.0)%    (9.8)%
  Volume Statistics:
    Average Daily IP Packages (000s)....    130      113       128       112
    Yield per Package................... $39.14   $38.67    $38.56    $38.03
    Average Daily Airfreight Pounds
      (000s)............................  1,639    2,071     1,791     2,146
    Yield per Pound..................... $ 1.04   $ 1.04    $ 1.07    $ 1.10

  Operating days........................     64       62       192       190

* Results restated for the adoption of SFAS No. 106.

  International results for the quarter and year-to-date periods showed significant improvement over the prior year as revenues increased 5% and 4%, respectively, while expenses decreased 3% for these same periods. This year-over-year improvement primarily reflects continued strong growth in IP revenue and a lower operating cost structure from changes, effective March 1, 1993, made to the Company's international flight schedules which decreased flight hours, reduced aircraft capacity on certain international routes and eliminated certain airfreight terminal operations. Prior year first quarter results included a $12.5 million reduction in restructuring reserves from less than expected costs to settle certain estimated liabilities from the Company's European restructuring in 1992.

  Through aggressive marketing and sales promotions the Company was able to boost worldwide IP volumes (15% and 14% increases for the quarter and year-to-date periods, respectively) while yields increased 1% for both periods, principally as a result of an increase in weight per package. Volume growth and yield improvement were most notable in operations in the Far East.

  Airfreight revenues for the quarter and year-to-date periods compared with the prior year decreased 19% and 17%, respectively. These decreases primarily reflect volume declines in the Company's ATA service, while airfreight yields remained flat for the quarter and decreased 3% year-to-date. Airfreight yield declines were moderated by strong growth in IXF service during the periods as a result of pricing actions designed to make IXF more attractive than ATA.

  Decreases in ATA revenues reflect continued volume declines of 35% and 29% for the quarter and year-to-date periods, respectively, while yields for this service declined 1% and 6% during these same periods. The reduction in ATA business reflects the highly competitive and price sensitive nature of the current airfreight market resulting from a large number of participants offering relatively similar services and the Company's reduction in available airfreight capacity. This trend of declining ATA revenues and volumes is expected to continue as the Company increasingly focuses on promoting its time-definite IP and IXF express services.

  Increases in IXF revenues compared with the prior year's third quarter and year-to-date periods reflect volume increases of 44% and 41% while yields decreased 18% and 13% over these same periods, respectively. The decreases in yields and related increases in volume and revenue are a result of selective discounting to key airfreight forwarders which has resulted in some customers switching from ATA to IXF.

  The long-term profitability of the Company's international operations is dependent on sustained growth in express services and cost containment. The Company will continue to seek ways to manage its international distribution network to make optimal use of its resources. Productivity measures will continue to be implemented to ensure control over per package costs. To boost volume growth, aggressive marketing efforts continue to promote new services and service enhancements. Actual results, however, are dependent on successful implementation of the above factors and effective management of economic and competitive challenges.

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

  Capital expenditures for the first nine months of 1994 totaled $914 million and included five MD-11 aircraft (all of which, together with a sixth aircraft acquired in 1993, were subsequently sold and leased back), three B727-200 aircraft, deposits on future Airbus A300 aircraft, vehicle and ground support equipment, and customer automation and computer equipment. In comparison, prior year additions include four MD-11 aircraft, 15 B727-200 aircraft, deposits on MD-11 and Airbus A300 aircraft, vehicle fleet additions, and customer automation and computer equipment.

  At February 28, 1994, the Company had commitments aggregating approximately $1.7 billion, net of deposits and progress payments of $331 million, for the acquisition of 25 Airbus A300 aircraft (scheduled for delivery through 1999), aircraft modifications and related parts and the development and upgrade of aircraft simulators. An estimated $162 million will be expended in the remainder of 1994, $509 million in 1995, $400 million in 1996, $242 million in 1997, $298 million in 1998, and $61 million thereafter, in connection with these commitments. At February 28, 1994, the Company also had options for up to 46 additional Airbus A300 aircraft for delivery beginning in 1997. In addition, the Company has other commitments related to facility and other equipment acquisitions that approximated $246 million at February 28, 1994, of which an estimated $76 million will be expended in the remainder of 1994.

  During the nine-month period ended February 28, 1994, the Company also entered into an agreement to lease 13 Airbus A310 aircraft (to be delivered beginning in July 1994), sold and leased back six MD-11 aircraft and entered into an operating lease for additional maintenance facilities and ramp expansion at Memphis International Airport. These new agreements in the aggregate increased the Company's future minimum lease payments under operating leases by $13 million for 1994, $60 million for 1995, $86 million for 1996, $88 million for 1997, $89 million for 1998, and $1.6 billion thereafter.

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

  The Company filed a registration statement in August 1993 with the Securities and Exchange Commission for the issuance of up to $233.6 million of equipment trust certificates and pass through certificates. During October and December 1993, $152.3 million and $236 million, respectively, of pass through certificates were issued under a September 1992 and the August 1993 registration statements to refinance the debt portion of leveraged leases related to five MD-11 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company but amounts payable by the Company under the above leveraged leases are sufficient to pay the principal and interest on the certificates. The Company has $11.7 million of certificates remaining which may be used to partially finance the purchase of aircraft, or to finance or refinance aircraft in leveraged lease transactions.

  In December 1993, the Company filed a new registration statement with the Securities and Exchange Commission for the issuance of up to $400 million of pass through certificates. In March 1994, $377.1 million of pass through certificates were issued under this registration statement to finance the debt portion of Airbus A310 aircraft to be acquired under operating leases and to pay certain expenses. The Company has $22.9 million available under this registration statement to finance the debt portion of leveraged lease transactions.

  The Company has a foreign bank credit facility that provides for a commitment of $140 million to finance predelivery payments on the first seven Airbus A300 aircraft to be delivered in 1994 and 1995. As of February 28, 1994, the Company had $140 million outstanding under this facility.

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

  At February 28, 1994, the Company had $100 million of unsecured notes available under a shelf registration filed with the Securities and Exchange Commission in June 1992. Management believes that the capital resources available to the Company, including certain backstop financing commitments for new aircraft which the Company has firm commitments to purchase in 1994 and beyond, are adequate to meet its future capital needs.

Liquidity and Financial Position

  Cash and cash equivalents totaled $230 million, an increase of $74 million during the first nine months of 1994. Cash provided from operations during the first nine months was $459 million compared with $483 million for the same period in the prior year. This decrease is due primarily to the settlement of receivables associated with operations discontinued as part of the February 1992 European restructuring partially offset by increased fiscal 1994 income. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper.

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

  Under the Clean Air Act Amendments of 1990 many states will be required to implement alternative fuel programs for fleet vehicles operating in certain nonattainment areas. As states begin to implement their clean fuel fleet programs, the Company anticipates acquiring new delivery vehicles or modifying its existing delivery vehicles in order to comply with the regulations. Additionally, facility modifications may be required to accommodate the use of alternative fuels at the Company's stations and ramps. The Company believes these new alternative fuel programs will impose additional expenditures on the Company; however, the magnitude of the impact has not yet been determined nor has the Company decided what steps to take, if any, to counteract it.

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
(a)  Exhibits.

     Exhibit
     Number      Description of Exhibit
     -------     ----------------------

     11.1        Statement re Computation of Earnings (Loss) Per Share.

     12.1        Computation of Ratio of Earnings to Fixed Charges.

     15.1        Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

  During the quarter ended February 28, 1994, the Registrant filed two Current Reports on Form 8-K. The first report was dated December 2, 1993 and filed under Item 7, Financial Statements and Exhibits. The report contained documents relating to the 1993 Pass Through Certificates, Series C1 and C2.

  The second report was dated December 13, 1993 and filed under Item 7, Financial Statements and Exhibits. The report contained a press release dated December 13, 1993.

                                  SIGNATURE






  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION
                                           (Registrant)



Date: April 11, 1994                    /s/ GRAHAM R. SMITH
                                   ------------------------------
                                   GRAHAM R. SMITH
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                   EXHIBIT INDEX
                                   -------------
Exhibit
Number     Description of Exhibit
- -------    ----------------------

11.1       Statement re Computation of Earnings (Loss) Per Share.

12.1       Computation of Ratio of Earnings to Fixed Charges.

15.1       Letter re Unaudited Interim Financial Statements.