Form 10-K
period 1994-05-31
FEDERAL EXPRESS CORP
filed 1994-08-05
CIK 230211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MAY 31, 1994            COMMISSION FILE NUMBER 1-7806

                           FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       71-0427007
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

2005 CORPORATE AVENUE, MEMPHIS, TENNESSEE                   38132
   (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (901) 369-3600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           ------------------------------------------
   Common Stock, Par Value                   New York Stock Exchange
       $.10 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   /X/       No  / /


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   / /

     As of July 29, 1994, 55,906,097 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock on the New York Stock Exchange) was approximately $3,346,046,518.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1994 are incorporated by reference into Parts II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders on September 26, 1994 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .     8
ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    11
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . .    12

Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .    12

                                     PART II

ITEM 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . .    15
ITEM 7.   Management's Discussion and Analysis . . . . . . . . . . . . .    15
ITEM 8.   Financial Statements and Supplementary Data. . . . . . . . . .    15
ITEM 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . .    15

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant . . . . . .    15
ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .    15
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management    15
ITEM 13.  Certain Relationships and Related Transactions . . . . . . . .    16

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                          FINANCIAL STATEMENT SCHEDULES INDEX

Report of Independent Public Accountants on Financial Statement Schedules  S-1
SCHEDULE II    Amounts Receivable from Related Parties . . . . . . . . .   S-2
SCHEDULE V     Property and Equipment. . . . . . . . . . . . . . . . . .   S-3
SCHEDULE VI    Accumulated Depreciation and Amortization . . . . . . . .   S-4
SCHEDULE VIII  Valuation and Qualifying Accounts . . . . . . . . . . . .   S-5
SCHEDULE IX    Short-Term Borrowings . . . . . . . . . . . . . . . . . .   S-6
SCHEDULE X     Supplementary Income Statement Information. . . . . . . .   S-7

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION AND RECENT DEVELOPMENTS

     Federal Express Corporation (the "Company") was incorporated in Delaware on June 24, 1971 and began operations in 1972. The Company offers a wide range of express services for the time-definite transportation of documents, packages and freight throughout the world using an extensive fleet of aircraft and vehicles and leading-edge information technologies.

     During fiscal year 1994, the Company continued to improve its global network of aviation, ground and information links between the major trading centers of the Americas, Europe and Asia. The Company added new Airbus A300 aircraft, for example, and unveiled new services and innovative technologies aimed at enhancing service and improving customer satisfaction. The Company also updated its corporate identity by adopting "FedEx" as its new brand name.

DOMESTIC SERVICES

     The Company offers three domestic overnight delivery services: FedEx Priority Overnight Service, FedEx Standard Overnight Service and FedEx Overnight Freight Service. Overnight document and package service extends to virtually the entire United States population and overnight freight service covers all major and most medium-size metropolitan areas. Packages and documents are either picked up from shippers by Company couriers or are dropped off by shippers at Company facilities, including city stations, Business Service Centers, Mini-Centers or Drop Boxes strategically located throughout the country.

     FedEx Priority Overnight Service, scheduled for delivery in most communities no later than 10:30 a.m. local time the following business day, is designed for packages weighing up to 150 pounds with a maximum combined length and girth of 165 inches and a maximum length of 119 inches. Also available are Saturday delivery service and Saturday pick-up for delivery the following Monday. FedEx Standard Overnight Service is similar to, though more economical than, Priority Overnight Service with delivery scheduled no later than 3:00 p.m. local time the following business day in most communities. Company-provided packaging (FedEx Letter envelope, FedEx Pak, FedEx Large, Medium and Small Boxes, FedEx Tube and FedEx Diagnostic Specimen Envelope) is provided as part of these overnight services. FedEx Overnight Freight Service is scheduled for delivery by noon or 4:30 p.m. the following business day, depending on the recipient's location, and is designed for individual shipments weighing 151 to 750 pounds. Shipments exceeding 750 pounds will be accepted if advance approval is obtained.

     Two domestic second-day services are available for less urgent shipments:
FedEx Economy Two-Day Service and FedEx Two-Day Freight Service. Economy Two-Day Service is designed for packages weighing up to 150 pounds, 165 inches in combined length and girth and a maximum length of 119 inches. Economy Two-Day Service shipments are scheduled for delivery in most communities no later than 4:30 p.m. the second business day following pick-up. Two-Day Freight Service is a time-definite domestic freight service for individual shipments weighing 151 to 1500 pounds. Shipments exceeding 1500 pounds will be accepted if advance approval is obtained. Shipments are scheduled for delivery no later than 4:30 p.m. the second business day in all major and most medium-size metropolitan areas.

     Domestic overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. Company employees handle virtually every shipment from origin to destination.

     The Company's Collect On Delivery (C.O.D.) service provides the fastest payment return in the express industry. C.O.D. payments are returned to shippers within one or two business days compared to competitors' services which can take as long as 45 days. Like the Company's other domestic services, C.O.D. service offers money-back guarantees on timely delivery and on the Company's ability to track and locate any package in its system.

INTERNATIONAL SERVICES

     The Company offers five international document and package delivery services and two international freight services.

     International Priority ("IP") Service is a time-definite service for documents and packages weighing up to 150 pounds. Customs clearance is included as part of this service. The broker selection option for IP Service permits customers to designate their own customs broker for clearance. Pick-up and delivery are provided from any point in the Company's domestic and international network around the world. Delivery is generally scheduled within one to three business days depending on the destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

     International Priority Freight Service is an expansion of IP Service and is a time-definite service for international shipments exceeding 150 pounds or 250 inches in length and girth combined. Customs clearance is included as part of this service and customers are permitted to designate their own customs broker for clearance. Pick-up and delivery are provided from many points in the Company's domestic and international network around the world. Delivery is generally scheduled within one to three business days depending on the destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

     International Priority Plus is an overnight service for packages (up to 70 pounds) and documents shipped from New York City to Amsterdam, Brussels, Frankfurt (documents only), Geneva, London, Madrid (documents only), Milan (documents only), Paris, Rio De Janeiro, Rome, Sao Paulo (documents only) and Zurich and from Washington, D.C. to London and Paris. IP Plus shipments must be picked up or dropped off by 3:00 p.m. for delivery the next business day. EXPRESSfreighter routing, discussed below, allows overnight service from major locations in Europe and Asia to be scheduled for 10:30 a.m. delivery on the next business day to most United States destinations and to major business centers in Canada, Mexico and the Caribbean.

     More economical than IP Service, International Priority Distribution Service is a time-definite service for bulk shipments destined to several different recipients in one country. Once the bulk shipment arrives in the destination country, the individual packages are separated and delivered to the recipients. Weight and size restrictions are the same as for IP Service, with transit time one or two days longer.

     FedEx International MailService provides for the pick-up, transportation and sorting of nondutiable, printed material and certain low-value, dutiable items which are tendered for delivery to postal services throughout the world. Generally, material sent by International MailService for premium service is delivered to recipients within three to six days, while receipt of material sent by International MailService for standard service takes four to ten days.

     FedEx International Express Freight Service, a freight service for shipments of nearly any weight, size or shape, is available between major markets in North America, Asia, Australia, Europe and South America. This service, providing scheduled delivery from one to three business days depending on destination, is designed for shippers desiring time-definite, committed delivery with the option of customs clearance provided by the Company. Commodity limitations vary according to destination.

     FedEx International Airport-to-Airport Cargo Service is an international airfreight service designed for freight forwarders and agents who do not require a time-definite, committed delivery. Space-available service is offered to and from virtually any airport around the world for airfreight shipments of nearly any weight, size or shape, with arrival at the destination airport from two to four days after tender of the shipment. If the Company's aircraft do not serve the destination airport, another carrier's services are used pursuant to an "interline" agreement or other arrangement with such carrier. Commodity limitations vary according to destination.

CHARTER SERVICES AND CRAF PARTICIPATION

     The Company offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in the Company's scheduled operations. In addition to providing these charter services the Company participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the Department of Defense may requisition for military use certain of the Company's wide-bodied aircraft in the event of a declared need, including a national emergency. The Company is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, the Company is entitled to bid on peacetime military cargo charter business. The Company, together with a consortium of other carriers, currently contracts with the U.S. Government for charter flights. The Company, while continuing to participate in the CRAF program and continuing to bid on military charters with respect to the carriage of cargo, discontinued military passenger flights at the end of September 1992.

     During fiscal 1994, revenues from charter operations accounted for approximately 1.3% of the Company's total revenues and approximately 1.4% and 2.5% of total revenues during fiscal 1993 and 1992, respectively. Charter results for the first quarter of 1992 were positively affected by elevated charter activity related to Operation Desert Storm.

FEDEX LOGISTICS SERVICES

     FedEx Logistics Services ("FLS") is a division of the Company which offers a full range of global and regional logistics solutions, including transportation and logistics management as well as other innovative services. FLS also offers an extensive array of services for catalogers and direct marketers, including customized promotional strategies, telemarketing training, operational support and international mailing services. FLS has offices in Memphis and other key U.S. sites, the United Kingdom, Belgium, the Netherlands, Singapore and Hong Kong to serve its more than 2,000 clients.

PRICING

     The Company periodically publishes list prices in its Service Guides for the majority of its services. In general, domestic shipping rates are based on the service selected, weight, size, any ancillary service charge and whether or not the shipment is picked up by a Company courier or dropped off by the customer at a Company location. International rates are based on the type of service provided and vary with size, weight and destination. The Company offers its customers volume discounts based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by the Company. In general, the more revenue a particular customer produces, the greater the discount. Of the more than two million current customers of the Company, a significant portion participates in its discount program.

SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ending May 31 (amounts in thousands):


                                             1994          1993         1992
                                             ----          ----         ----
Priority Overnight Services              $3,707,974    $3,433,106   $3,342,956
Standard Overnight Services               1,166,808     1,013,076      841,439
Economy Two-Day Service                   1,091,511       968,780      786,837
Domestic Freight Services                   113,939        87,365       74,284
International Priority Services           1,317,856     1,116,589    1,039,337
International Freight Services              504,738       570,154      699,939
Charter                                     113,446       112,416      188,165
FedEx Logistics Services and Other*         463,184       506,557      577,103
                                         ----------    ----------  -----------
     Total                               $8,479,456    $7,808,043   $7,550,060
                                         ----------    ----------  -----------
                                         ----------    ----------  -----------

     *Includes revenues generated by the specialized services summarized above under "FedEx Logistics Services" and does not include express and freight service revenue generated by FLS clients. In addition, includes revenues from non-U.S. intra-country operations (a portion of the U.K. and all continental Europe intra-country operations were discontinued on May 4, 1992), Warren Transport, Inc. (sold September 1993), aircraft noise-reduction kit sales and fees paid by customers for additional casualty coverage and C.O.D. Service.

SEASONALITY OF BUSINESS

     The Company's express package business and international airfreight business are both seasonal in nature. Historically, the domestic package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. markets, peaks in October and November due to domestic holiday sales. The latter part of the Company's third fiscal quarter and late summer, being post-winter holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

OPERATIONS

     The Company's global transportation and distribution services are provided through an extensive international network consisting of numerous aviation and ground transportation operating rights and authorities, 462 aircraft, approximately 30,900 vehicles, sorting facilities, city stations, Business Service Centers, Mini-Centers, Drop Boxes and sophisticated package tracking, billing and communications systems.

     The Company's primary domestic sorting facility, the SuperHub located in Memphis, serves as the center of the Company's multiple hub-and-spokes domestic system. A second national hub is located in Indianapolis. In addition to these national hubs, the Company operates regional hubs in Newark and Oakland and major metropolitan sorting facilities in Los Angeles and Chicago. A facility in Anchorage serves as a sorting facility for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Japan, Charles de Gaulle Airport in Paris and Stansted Airport outside London. The Company trucks some shipments point-to-point, utilizing national, regional and metropolitan sorting facilities.

     In January 1991, the Company implemented EXPRESSfreighter flights which provide faster international service through direct flights between major markets in Asia, Europe and North America. For example, EXPRESSfreighter flights from Hong Kong, Osaka, Singapore, Taipei and Tokyo to the Company's facility in Anchorage and from there to the SuperHub in Memphis allow for next business day delivery by 10:30 a.m. in the United States and to major business centers in Canada, Mexico and the Caribbean. Cargo on those EXPRESSfreighter flights bound for Europe is flown for next-day delivery to sixteen European cities. Westbound from Europe, EXPRESSfreighter service is available from Amsterdam, Antwerp, Basel, Brussels, Frankfurt, London, Luxembourg, Milan, Paris and Zurich for 10:30 a.m. next-day delivery in most of North America.

     Throughout its worldwide network, the Company operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, the Company operates Business Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Manned or unmanned Mini-Centers and unmanned Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. In 1994, the Company formed alliances with certain retailers to extend this customer convenience network to new drop-off sites in such retailers' locations. In international regions where low package traffic makes our direct presence less economical, Global Service Participants have been selected to complete deliveries.

     The Company has an advanced package tracking and billing system, COSMOS, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within the Company's system. For international shipments, the Company has developed ExpressClear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive. The Company has 16 computerized telephone customer service centers in the United States which handle thousands of customer calls daily. In general, the Company's international locations handle customer calls locally.

     The Company provides many of its customers POWERSHIP 2, an automated computer system, which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, the Company offers POWERSHIP Plus software, which performs the same functions as POWERSHIP 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. POWERSHIP PassPort is an automated shipping system which is automatically updated with the Company's system information, such as routing codes and rates. POWERSHIP 3 enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping. In 1994, the Company began offering FEDEX Tracking Software, free of charge, that can be used on a customer's own personal computer.

FUEL SUPPLIES AND COSTS

     The Company's aviation fuel is purchased from various suppliers under contracts which vary in length from three to twenty-one months and which provide for specific amounts of fuel to be delivered. Approximately 60% of the fuel represented by these contracts is prepriced, i.e., preset or "price not to exceed." The remainder is purchased at market price which may fluctuate daily. The Company believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for the Company's needs for the immediate future, as well as provide fuel-cost stability for the term of the contracts. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on the Company.

     The Company has also entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. The contracts extend through May 1995. These agreements are based on a notional sum of 10 million gallons per month, which is approximately 20 to 25% of the Company's monthly consumption of jet fuel. As of the date of this Report, the Company had neither received nor made any payments related to these contracts.

     The following table sets forth the Company's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:

                                     Total Cost         Percentage of Total
  Fiscal Year                      (in thousands)       Operating Expense
  -----------                      --------------       -------------------
     1994                              $374,561              4.7%
     1993                              $403,597              5.4%
     1992                              $414,481              5.5%
     1991                              $554,637              7.5%
     1990                              $431,601              6.5%

     Approximately 40% of the Company's requirement for vehicle fuel is purchased in bulk under fixed-price agreements. The remainder of the Company's requirement is satisfied by retail purchases, discounted from 1% to 3%. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

COMPETITION

     The overnight express market is highly competitive and sensitive to both price and service. Competitors in this market include passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and other express package concerns, principally United Parcel Service and Airborne Express.

     The international express package and freight markets are also highly competitive. Ability to compete effectively internationally depends principally upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. The Company currently holds certificates of authority to serve more foreign countries than any other United States all-cargo carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables the Company to offer international customers more extensive single-carrier service to a greater number of domestic points than can be provided currently by competitors. However, many of the Company's competitors in the international market are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than the Company. The Company's principal competitors in the international freight market are foreign national air carriers, United States passenger airlines and all-cargo airlines and other express package companies including United Parcel Service and DHL.

REGULATION

AIR

     Under the Federal Aviation Act of 1958, as amended, both the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over the Company. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority, pricing oversight and to other of the Company's business practices, including interlocking relations, competitive practices and cooperative agreements. The Company holds an all-cargo certificate and air carrier certificate to carry cargo and mail. The Company's international authority permits it to carry cargo and mail from several points in its domestic route system to numerous points throughout the world. The DOT regulates international routes, fares, rates and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The FAA's regulatory authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. The Company holds an operating certificate granted by the FAA pursuant to Part 121 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as the Company maintains its standards of safety and meets the operational requirements of the regulations.

GROUND

     Much of the ground transportation performed by the Company is integral to its air transportation services and is exempt from regulation by the Interstate Commerce Commission ("ICC") under the Motor Carrier Act of 1980. The Company is required to register as an exempt ICC operator in each of the states in which it operates. In addition, the Bureau of Motor Carrier Safety of the Federal Highway Administration of the DOT regulates the safety aspects of the Company's motor vehicle operations. The Company also holds nationwide motor carrier common and contract carrier authorities issued by the ICC which authorizes the express carriage of general commodities between points in the United States. In addition to federal regulation of ground transportation, certain states have local regulations which restrict the use of ground transportation. The Company has attempted through legislative and judicial avenues to eliminate these intrastate transportation regulations. Though some success has been achieved, significant regulatory barriers still exist that prevent the maximum use of the Company's ground transportation network.

COMMUNICATION

     Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, the Company is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses the Company's activities pertaining to satellite communications.

ENVIRONMENTAL

     Pursuant to the Federal Aviation Act, the FAA with the assistance of the Environmental Protection Agency is authorized to establish standards governing aircraft noise. The Company's present aircraft fleet is in compliance with current noise standards contained in Part 36, Part 91 and Part 161 of the Federal Aviation Regulations. The Company's aircraft are also subject to, and are in compliance with, the regulations limiting the level of engine smoke emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on the Company's aircraft operations in some of the localities where they apply but do not have a material effect on any of the Company's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled the Company to plan for noise reduction and better respond to local noise constraints.

     Under the Clean Air Act Amendments of 1990, many states will be required to implement alternative fuel programs for fleet vehicles operating in certain nonattainment areas. As states begin to implement their clean fuel fleet programs, the Company anticipates acquiring new delivery vehicles or modifying its existing delivery vehicles in order to comply with the regulations. Additionally, facility modifications may be required to accommodate the use of alternative fuels at the Company stations and ramps. The Company believes these new alternative fuel programs will impose additional expenditures on the Company; however, the magnitude of the impact has not yet been determined nor has the Company decided what steps to take in response to any new regulations enacted.

     Two other aspects of the Clean Air Act Amendments are also expected to have an impact on the Company. The Amendments require the Company to develop an emissions inventory for its facilities which emit prescribed levels of pollutants. In addition, the Amendments mandate that the Company explore alternatives to reduce the number of vehicles transporting its employees to and from work at certain facilities during certain time periods. The Company is in the process of developing the emissions inventory in anticipation of an October 1995 deadline and is also studying ways to comply with the trip reduction mandates of the Amendments. Though additional expenditures will be required to accomplish these tasks, the anticipated impact is not expected to be material.

     The states, in response to the requirements contained in the Clean Water Act, are implementing programs related to the capture and treatment of aircraft deicing fluids and the capture and treatment of aircraft and vehicle wash water discharge. During periods of cold weather flying, the Company is required to deice its aircraft by applying fluids which dissolve and inhibit the formation of ice on the body and wings of the aircraft. These fluids may be applied to the aircraft while it is on the runway or in the ramp area next to the terminal. In either case, various states and airport authorities have begun to regulate the discharge and disposal of such fluids. In some cases, the airport authorities are splitting the cost of containment systems among all of the airlines using the airport authorities' deicing facilities. In other cases, each individual carrier is required to pay the cost of its own deicing facilities and the cost of the disposal of its own discharge. Capture and disposal of vehicle wash discharge is also required by the Clean Water Act. In this case, the Company is exploring ways to reduce the amount of contaminants contained in the discharge as well as treat the discharge itself to comply with state and local pollution control requirements.

     For both aircraft deicing and vehicle washing, the Company cannot accurately predict the precise amount of future costs associated with compliance with the Clean Water Act given the developing nature of the regulations, the variety of local responses to the requirements and the multiple solutions being considered by the Company to the requirements. Increased expenditures will be necessary to comply in the short and long term, but the Company does not expect these expenditures to be material.


EMPLOYEES

     At June 30, 1994, the Company employed approximately 66,000 permanent full-time and 35,000 permanent part-time employees, of which approximately 22% are employed in Memphis. Employees of the Company's international branches and subsidiaries in the aggregate comprise approximately 12% of all employees. The Company believes its relationship with its employees is excellent.

     Following the Company's flight crewmembers' decision to form a collective bargaining unit, the Company and the Air Line Pilots Association ("ALPA") began negotiations on certain interim issues on August 26, 1993 in preparation for a comprehensive collective bargaining agreement. In March 1994, the Company and ALPA entered into two agreements, one creating a dispute resolution system for certain disciplinary matters, the other permitting ALPA crewmembers to be excused from flying to perform ALPA related duties in exchange for ALPA's agreement to reimburse the Company for the loss of those crewmembers. Negotiations toward a comprehensive collective bargaining agreement began in May 1994 and are continuing.

     Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although the Company cannot predict the outcome of these labor activities or their effect on the Company or its employees, if any, the Company is vigorously opposing these organization attempts.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS


     For information concerning financial results for domestic and international operations for the three years ended May 31, 1994, 1993 and 1992, refer to Note 10 of Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report to Stockholders, which Note is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Company's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, city stations, Service Centers, Mini-Centers, Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES

     The Company's operating jet fleet at July 31, 1994 consisted of Airbus A300-600, A310-200, McDonnell Douglas MD-11, DC-10-10, DC-10-30 and Boeing B727-100, B727-200 and B747-200 aircraft. The A300s and A310s are two-engine, wide bodied aircraft which have a longer range and more capacity than B727s. The MD- 11s are three-engine, wide-bodied aircraft which have a longer range and larger capacity than DC-10s. The DC- 10s are three-engine, wide-bodied aircraft which have been specially modified to meet the Company's cargo requirements. The B747s are four-engine, wide-bodied aircraft. The B727s are three-engine aircraft configured for cargo service. At July 31, 1994, the Company also owned 32 Fokker F-27 and 216 Cessna 208 turbo-prop aircraft which, in general, are leased to unaffiliated operators to support Company operations in remote areas. An inventory of spare engines and parts is maintained for each aircraft type.

     The Company's fleet at July 31, 1994 consisted of the following aircraft:

                                                        Approximate
                                                       Revenue Payload
Description                               Number    (Pounds per Aircraft)
- -----------                               ------    ---------------------
Boeing B747-200                              6*           250,000
McDonnell Douglas MD-11                     13*           198,500
McDonnell Douglas DC-10-30                  20*           172,000
Airbus A300-600                              4*           117,700
McDonnell Douglas DC-10-10                  11*           105,000
Airbus A310-200                              1*            74,200
Boeing B727-200                             90*            59,500
Boeing B727-100                             69*            46,000
Fokker F-27-500                             24             14,000
Fokker F-27-600                              8             12,500
Cessna 208B                                206              3,460
Cessna 208A                                 10              2,960
                                           ---
                  Total                    462
                                           ---
                                           ---

___________________________
*Four A300, one A310, 13 MD-11, two DC-10-10, 15 DC-10-30, six B747-200, five
B727-100 and 13 B727-200 aircraft are subject to operating leases.



     In addition, the Company "wet leases" approximately 30 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by the Company's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. The Company's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 to 60 days notice.

     At July 31, 1994, the Company operated approximately 30,900 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS

     Under various contracts, the Company is committed to purchase 21 Airbus A300 and 25 Cessna 208B aircraft to be delivered through 1999. The Company also has options to purchase up to 46 additional A300 aircraft for delivery beginning in 1997.

SORTING AND HANDLING FACILITIES

     At June 30, 1994, the Company was operating the following sorting and handling facilities:

                                                          SORTING                                    LEASE
                                          SQUARE          CAPACITY                                EXPIRATION
LOCATION                       ACRES       FEET          (per hour)*          LESSOR                 YEAR
- --------                       -----      ------         -----------          ------              ----------
NATIONAL

Memphis, Tennessee              510      1,828,000         491,000        Memphis-Shelby County      2014
                                                                            Airport Authority

Indianapolis, Indiana           170        645,000         153,000        Indianapolis Airport       2016
                                                                             Authority

REGIONAL

Newark, New Jersey               60        374,000          85,000        Port Authority of New      2010
                                                                           York and New Jersey

Oakland, California              36        191,000          50,000        City of Oakland            2011

METROPOLITAN

Los Angeles, California          25        130,000          53,000        City of Los Angeles        2009

Chicago, Illinois                35        286,000          45,000        City of Chicago            2018

Anchorage, Alaska**              42        208,000          16,000        Alaska Department of       1998
                                                                        Transportation and Public
                                                                               Facilities

________________________
*    Documents and packages
** Handles international express package and freight shipments to and from Asia, Europe and North America.

     The Company's facilities at the Memphis International Airport also consist of aircraft hangars, flight training and fuel facilities, administrative offices and warehouse space. The Company leases these facilities from the Memphis-Shelby County Airport Authority under several leases. The leases cover land, the administrative and sorting buildings, other facilities, hangars and ramps and certain related equipment. The Company has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate the Company to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and the Company's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, the Company has major international sorting and freight handling facilities located at Narita Airport in Japan, Charles de Gaulle Airport in Paris, France and Stansted Airport outside London, England. The Company is also developing a transloading facility in Subic Bay, The Philippines which is expected to become operational in 1995.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     The Company has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases and the other three are owned by the Company. The Company also leases 64 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices.

     The Company owns 14 and leases 762 facilities for city station operations in the United States. In addition, 161 city stations are owned or leased throughout the Company's international network. The majority of the leases are for terms of five to ten years. The Company believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of June 30, 1994, the Company leased space for 406 Service Centers in the United States and had placed approximately 29,676 Drop Boxes. The Company also owns stand- alone Mini-Centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 285 were operating at June 30, 1994. Internationally, the Company leases space for 31 Business Service Centers and has approximately 733 Drop Boxes.

     The Company leases central processing units and most of the disk drives, printers and terminals used for data processing. Owned equipment consists primarily of Digitally Assisted Dispatch Systems ("DADS") terminals used in communications between dispatchers and couriers, computerized routing, tracing and billing equipment used by customers and mobile radios used in the Company's vehicles. The Company also leases space on C-Band and Ku-Band satellite transponders for use in its telecommunications network.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has reached a tentative settlement of the shareholder class-action lawsuit filed in 1990 against it, Frederick W. Smith, Chairman and Chief Executive Officer, and James L. Barksdale, the Company's former Executive Vice President and Chief Operating Officer. The settlement, which still must be approved by the United States District Court for the Western District of Tennessee, is for an immaterial amount (the Company's portion of which has been recorded in the 1994 financial statements). The Company's insurance carrier will pay a majority of the settlement amount.

     The Company currently believes that the Court will approve or disapprove the settlement agreement before the end of its current fiscal year. Prior to the Court's decision, the purchasers of the Company's Common Stock affected by the settlement agreement must be notified of the terms of the settlement and a hearing must be held in the District Court.

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

     Given the inherent uncertainties in the excise tax matter referred to above, management is currently unable to predict with certainty the outcome of this matter or the ultimate effect, if any, its resolution would have on the Company's financial condition or results of operations. No amounts have been reserved for this contingency.

     In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by the Company in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill which operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of soil, air and water contamination. The EPA estimates that approximately .1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of leaching contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992, which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and Federal Express to the partial-settlement escrow account. However, the Company does not expect all outstanding issues to be resolved for several years. Due to several variables which are beyond the Company's control, it is impossible to accurately estimate the Company's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, the Company believes that its remaining liability will not be material. However, if negotiations with the EPA are not successful, it could decide to issue a unilateral remedial order which could name one or more PRP as responsible for the entire liability. Any PRP named in such an order would, however, be expected to seek contribution from the unnamed PRPs.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability (if any) with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is as follows (included herein pursuant to General Instruction G(3) of Form 10-K):


Officer, Year First
Elected as Officer        Age                Positions with Company
- --------------------      ---                ----------------------
Frederick W. Smith        49       Chairman, President and Chief Executive
     1971                          Officer since April 1983; Chief Executive
                                   Officer since April 1977; Chairman since
                                   February 1975; and President from June 1971
                                   to February 1975.  Founder of the Company.

William J. Razzouk        46       Executive Vice President - Worldwide Customer
     1983                          Operations since June 1993; Senior Vice
                                   President - Sales and Customer Service from
                                   October 1991 to June 1993; Senior Vice
                                   President - Sales and Customer Information
                                   from September 1990 to October 1991; Vice
                                   President - U.S. Sales from 1988 to
                                   September 1990; Vice President - Field Sales
                                   from 1986 to 1988; and Vice President -
                                   Electronic Product Sales from August 1983 to
                                   1986.




David J. Bronczek         40       Senior Vice President - Europe, Africa and
     1987                          Mediterranean since March 1993; Vice
                                   President - Canadian Operations from March
                                   1987 to March 1993; and several sales and
                                   operations managerial positions from 1976 to
                                   1987.





T. Michael Glenn          38       Senior Vice President - Worldwide Marketing,
     1985                          Customer Service and Corporate Communications
                                   since June 1994; Senior Vice President -
                                   Marketing and Corporate Communications from
                                   December 1993 to June 1994; Senior Vice
                                   President - Worldwide Marketing, Catalog
                                   Services and Corporate Communications from
                                   June 1993 to December 1993, Senior Vice
                                   President - Catalog and Remail Services from
                                   September 1992 to June 1993; Vice President -
                                   Marketing from August 1985 to September 1992,
                                   various management positions in sales and
                                   marketing and senior sales specialist from
                                   1981 to 1985.

Alan B. Graf, Jr.         40       Senior Vice President and Chief Financial
     1987                          Officer since November 1991; Vice President
                                   and Treasurer from July 1987 to November
                                   1991; and various management positions in
                                   finance and a senior financial analyst from
                                   1980 to 1987.

Dennis H. Jones           42       Senior Vice President and Chief Information
     1986                          Officer since November 1991; Vice President -
                                   Customer Automation and Invoicing from
                                   December 1986 to November 1991; and various
                                   management positions in finance and a
                                   financial analyst from 1975 to 1986.

Kenneth R. Masterson      50       Senior Vice President and General
     1980                          Counsel since February 1981; Secretary since
                                   September 1993; and Vice President - Legal
                                   from January 1980 to February 1981.

Joseph C. McCarty, III    49       Senior Vice President - Asia, Pacific and
     1983                          Middle East since October 1991; Vice
                                   President - International Legal from March
                                   1987 to October 1991; Vice President -
                                   Properties & Facilities from November 1984 to
                                   March 1987; and Vice President - Legal from
                                   February 1983 to November 1984.

James A. McKinney         49       Senior Vice President, President FedEx
     1989                          Logistics Services since December 1993; Vice
                                   President - Business Logistics Services -
                                   North America from October 1992 to December
                                   1993; Vice President - Information Systems
                                   from July 1992 to October 1992; Vice
                                   President - Operations - FEDEX Aeronautics
                                   Corporation from January 1992 to July 1992;
                                   Vice President - Flight Operations from
                                   June 1989 to January 1992; and various
                                   managerial positions from 1984 to 1989.

Kenneth R. Newell         56       Senior Vice President - Retail Service
     1983                          Operations since June 1993; Senior Vice
                                   President - Europe, Mediterranean and Africa
                                   Operations from October 1991 to June 1993;
                                   Vice President - United Kingdom/Ireland from
                                   1990 to October 1991; Vice President -
                                   Domestic Ground Operations, Central Region;
                                   Vice President - Business Service Centers; &
                                   Service Systems; Vice President - Business
                                   Service Operations & Sales from September
                                   1983 to 1987; and various managerial
                                   positions from 1975 to 1983.

James A. Perkins          50       Senior Vice President and Chief Personnel
     1979                          Officer since June 1979 and various personnel
                                   managerial positions from 1974 to 1979.

David F. Rebholz          41       Senior Vice President - Sales and Customer
     1988                          Services since June 1993; Vice President of
                                   the Central Region for the Americas and
                                   Caribbean from October 1991 to June 1993;
                                   Vice President of Customer Service from
                                   December 1988 to October 1991; and Regional
                                   Sales Director-Western Region and various
                                   operating management positions from 1976 to
                                   1988.





Jeffrey R. Rodek          40       Senior Vice President - Americas and
     1986                          Caribbean since July 1991; Senior Vice
                                   President - Central Support Services from
                                   December 1989 to July 1991; President of The
                                   Flying Tiger Line Inc. from June 1989 to
                                   August 1989; Vice President - Financial
                                   Planning and Control from January 1986 to
                                   December 1989; and various management
                                   positions in finance and an operations
                                   research analyst from 1978 to 1986.

Tracy G. Schmidt          37       Senior Vice President - Air Ground Terminal
     1990                          and Transportation since July 1994; Vice
                                   President - Corporate Financial Planning from
                                   January 1990 to July 1994; and various
                                   management positions in financial planning
                                   and reporting from 1980 to 1990.

Mary Alice Taylor         44       Senior Vice President - Central Support
     1985                          Services since September 1991; Regional Vice
                                   President - Ground Operations - Southern
                                   Region from May 1988 to September 1991; Vice
                                   President - Logistics and Publishing Services
                                   from November 1985 to May 1988.  Various
                                   management positions in Finance and
                                   management information consultant from 1980
                                   to 1985.

Theodore L. Weise         50       Senior Vice President - Air Operations since
     1978                          July 1991; Senior Vice President - United
                                   States and Canada from June 1990 to July
                                   1991; Senior Vice President - Domestic Ground
                                   Operations from 1987 to June 1990; Senior
                                   Vice President - Central Support Services
                                   from 1985 to 1987; Senior Vice President/
                                   General Manager - Business Service Centers
                                   from 1983 to 1985; Senior Vice President -
                                   Operations Planning from 1979 to 1983; Vice
                                   President - Operations Resource and Corporate
                                   Planning from 1978 to 1979; Vice President
                                   Special Projects and Advanced Planning from
                                   April 1977 to 1978; and Director of Special
                                   Projects from 1972 to 1977.

                                       14

GRAHAM R. SMITH     46   Vice President and Controller since September
     1988                1990; Vice President-International Finance from
                         December 1988 to September 1990; and various management positions in finance from 1977 to 1988.

     Officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Company acting in his or her official capacity, pursuant to which any officer was selected. There are no family relationships between any executive officer and any other executive officer or director of the Company. There has been no event involving any executive officer under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

                                     PART II

     Information for Items 5 through 8 of this Report appears in the Company's 1994 Annual Report to Stockholders as indicated in the following table and is incorporated herein by reference.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     Information regarding market information, stockholders and dividends is contained in the Corporate Information Section of the 1994 Annual Report to Stockholders, on page 56 under the headings, "Stock Listing," "Stockholders" and "Market Information" and is incorporated herein by reference.

     No cash dividends have been declared.


                                                          PAGE(S) IN ANNUAL
                                                          REPORT TO STOCKHOLDERS
                                                          ----------------------
ITEM 6.   SELECTED FINANCIAL DATA

     Selected Consolidated Financial Data..................      52 - 53

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............      26 - 32

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Statements of Operations............      33
          Consolidated Balance Sheets......................      34 - 35
          Consolidated Statements of Cash Flows............      36
          Consolidated Statements of Changes in
           Common Stockholders' Investment.................      37
          Notes to Consolidated Financial Statements.......      38 - 50

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...........      Not Applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding members of the Company's Board of Directors is presented in Sections "Voting Securities and Principal Holders Thereof - Security Ownership of Management and Certain Beneficial Owners," "Election of Directors," "Meetings and Committees," "Transactions with Management and Others" and

"Compensation of Directors" on pages 1 through 5 and 11 through 12 of the Definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders which will be held September 26, 1994 and is incorporated herein by reference. Information regarding executive officers of the Company is included above in
Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information required by Item 405 of Regulation S-K is presented in "Section 16 Filings" on page 12 of the Definitive Proxy Statement and is incorporated herein by reference.

     Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders to be held on September 26, 1994 and, as indicated in the following table, is incorporated herein by reference.


                                                                 PAGE IN PROXY
                                                                   STATEMENT
                                                                 -------------
ITEM 11.  EXECUTIVE COMPENSATION

          Compensation Information...........................         6 - 11


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          Voting Securities and Principal Holders Thereof......        1 - 3

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions with Management and Others..............        11

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen & Co., dated June 29, 1994, are presented on pages 33 through 51 of the Company's 1994 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7 and 8 hereof, the Company's 1994 Annual Report to Stockholders is not to be deemed as filed as part of this Report.


     2.   FINANCIAL STATEMENT SCHEDULES
                                                                  PAGE NUMBER IN
                                                                     FORM 10-K
                                                                  --------------

Report of Independent Public Accountants on Financial
          Statement Schedules....................................     S-1

Schedule II - Amounts Receivable from Related Parties and
          Underwriters, Promoters and Employees Other
          than Related Parties...................................     S-2

Schedule V - Property and Equipment..............................     S-3

Schedule VI - Accumulated Depreciation and Amortization of
          Property and Equipment.................................     S-4

Schedule VIII - Valuation and Qualifying Accounts................     S-5

Schedule IX - Short-Term Borrowings..............................     S-6

Schedule X - Supplementary Income Statement Information..........     S-7

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1994 Annual Report to Stockholders and incorporated herein by reference.

     3.   EXHIBITS

     The documents attached hereto as Exhibits 3.1, 3.2, 4.1 through 4.25, 10-1 through 10.71, 11.1, 12.1, 13.1, 21.1, 23.1 and 24.1 are being filed in connection with and incorporated by reference herein.

     The Exhibit Index on pages E-1 through E-9 is hereby incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     During the last quarter of the period covered by this Report on Form 10-K, the Registrant filed two Current Reports on Form 8-K.

     The first Current Report was dated March 11, 1994 and contained Registrant's press release dated March 11, 1994.

     The second Current Report was dated March 16, 1994 and contained documents relating to Registrant's 1994 Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FEDERAL EXPRESS CORPORATION
                                         (Registrant)


                                         BY: /s/ GRAHAM R. SMITH
                                            -----------------------------------
                                             Graham R. Smith
                                             Vice President and Controller
                                             (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        SIGNATURE                       CAPACITY                       DATE
        ---------                       --------                       ----

/s/ FREDERICK W. SMITH *      Chairman, President
- --------------------------    and Chief Executive Officer
    Frederick W. Smith        (Principal Executive Officer)

/s/ WILLIAM J. RAZZOUK *      Executive Vice President
- --------------------------    Worldwide Customer
    William J. Razzouk        Operations

/s/ ALAN B. GRAF, JR.*        Senior Vice President and
- --------------------------    Chief Financial Officer
    Alan B. Graf, Jr.         (Principal Financial Officer)

/s/ GRAHAM R. SMITH           Vice President and Controller
- ---------------------------   (Principal Accounting Officer)     August 5, 1994
    Graham R. Smith


/s/ ROBERT H. ALLEN *         Director
- ---------------------------
    Robert H. Allen

/s/ HOWARD H. BAKER, JR. *    Director
- ---------------------------
     Howard H. Baker, Jr.

/s/ ANTHONY J.A. BRYAN *      Director
- ---------------------------
    Anthony J.A. Bryan

/s/ ROBERT L. COX *           Director
- ---------------------------
    Robert L. Cox

/s/ RALPH D. DENUNZIO *       Director
- ---------------------------
    Ralph D. DeNunzio

        SIGNATURE                       CAPACITY                       DATE
        ---------                       --------                       ----

/s/ JUDITH L. ESTRIN *        Director
- ---------------------------
     Judith L. Estrin

/s/ PHILIP GREER *            Director
- ---------------------------
    Philip Greer

/s/ J. R. HYDE, III *         Director
- ---------------------------
    J. R. Hyde, III

/s/ CHARLES T. MANATT *       Director
- ---------------------------
    Charles T. Manatt

/s/ JACKSON W. SMART, JR. *   Director
- ---------------------------
    Jackson W. Smart, Jr.

/s/ JOSHUA I. SMITH *         Director
- ---------------------------
    Joshua I. Smith

/s/ PETER S. WILLMOTT *       Director
- ---------------------------
     Peter S. Willmott




*By:/s/ GRAHAM R. SMITH                                          August 5, 1994
   ------------------------
        Graham R. Smith
        Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Federal Express Corporation's 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 29, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules on pages S-2 through S-7 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN & CO.
                                        ---------------------------------
                                        ARTHUR ANDERSEN & CO.




Memphis, Tennessee,
June 29, 1994.

                                                                             S-2
                                                                     SCHEDULE II

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

                                                                               BALANCE AT END
                                                            DEDUCTIONS            OF YEAR
                                                       -------------------   ------------------

                        BALANCE AT                                 AMOUNTS
      NAME OF            BEGINNING                      AMOUNTS    WRITTEN                NOT
     DEBTOR(A)           OF YEAR       ADDITIONS       COLLECTED     OFF     CURRENT    CURRENT
     ---------          ----------     ---------       ---------   -------   -------    -------
1994
- ----
Thomas R. Oliver(B)     $1,775,817        -           $1,775,817       -         -         -
William J. Razzouk          -         $  350,007         350,007       -         -         -
Theodore L. Weise          619,031        -               -            -         -    $  619,031
Ronald D. Wickens          242,790        -              223,103       -         -        19,687

1993
- ----
Larry W. McMahan        $  101,690        -           $  101,690       -         -        -
Thomas R. Oliver(B)        400,997    $1,374,820          -            -         -    $1,775,817
William J. Razzouk          -            199,803         199,803       -         -        -
Theodore L. Weise          619,031        -               -            -         -       619,031
Ronald D. Wickens          242,790        -               -            -         -       242,790

1992
- ----
David C. Anderson(C)    $  482,802        -           $  482,802       -         -        -
A. Doyle Cloud              70,874        -               70,874       -         -        -
John M. Dauernheim         122,203        -              122,203       -         -        -
Larry W. McMahan           101,690        -                -           -         -    $  101,690
Thomas R. Oliver           400,997        -                -           -         -       400,997
Ron J. Ponder(C)           636,832        -              636,832       -         -        -
William J. Razzouk          -          $ 160,138         160,138       -         -        -
Michael A. Staunton        113,218        -              113,218       -         -        -
Theodore L. Weise          619,031        -                -           -         -       619,031
Ronald D. Wickens          242,790        -                -           -         -       242,790


(A) Consists of loans to certain key employees for the purchase of Common Stock under the Company's stock incentive plans. Loans are non-interest bearing and are due on demand or when the individual leaves the employment of the Company.

(B) Mr. Oliver, the Company's former Executive Vice President-Worldwide Customer Operations, resigned from the Company effective July 31, 1993.

(C) Mr. Anderson, the Company's former Chief Financial Officer, and Mr. Ponder, the Company's former Senior Vice President and Chief Information Officer, resigned from the Company during 1992.

                                                                             S-3
                                                                      SCHEDULE V
                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                                 (In thousands)


                                             BALANCE AT                                                             BALANCE
                                             BEGINNING         ADDITIONS                                            AT END
DESCRIPTION                                   OF YEAR           AT COST          RETIREMENTS        OTHER (E)       OF YEAR
- -----------                                  ----------        ---------         -----------        ---------       -------

1994
- ----
Flight equipment . . . . . . . . . . . .     $2,843,253      $  582,477(A)      $(597,422)(D)       $   (287)       $2,828,021
Package handling and ground
 support equipment . . . . . . . . . . .      1,413,793         221,859(B)        (49,387)            (2,837)        1,583,428
Computer and electronic equipment. . . .        947,913         181,417(C)       (160,903)            (1,521)          966,906
Other property and equipment . . . . . .      1,501,250         103,622           (90,815)            (2,187)        1,511,870
                                             ----------      ------------       ---------           ------------    ----------

                                             $6,706,209      $  1,089,375       $(898,527)          $ (6,832)       $6,890,225
                                             ----------      ------------      ----------           --------        ----------
                                             ----------      ------------       ---------           --------        ----------
1993
- ----
Flight equipment . . . . . . . . . . . .     $2,540,350      $  571,639(A)      $(268,343)(D)       $   (393)       $2,843,253
Package handling and ground
 support equipment . . . . . . . . . . .      1,352,659          79,104               (69)           (17,901)        1,413,793
Computer and electronic equipment. . . .        851,686         126,465(C)        (32,951)             2,713           947,913
Other property and equipment . . . . . .      1,433,212          89,779           (22,838)             1,097         1,501,250
                                             ----------      ----------         ---------           --------------- ----------

                                             $6,177,907      $  866,987         $(324,201)          $(14,484)       $6,706,209
                                             ----------      ----------         ---------           --------        ----------
                                             ----------      ----------         ---------           --------        ----------
1992
- ----
Flight equipment . . . . . . . . . . . .     $2,394,326      $  538,544(A)      $(392,966)(D)       $    446        $2,540,350
Package handling and ground
support equipment. . . . . . . . . . . .      1,296,706          53,440           (30,048)            32,561         1,352,659
Computer and electronic equipment. . . .        756,638         110,993(C)        (16,987)             1,042           851,686
Other property and equipment . . . . . .      1,447,501          67,793           (85,060)             2,978         1,433,212
                                             ----------      ----------         ---------           --------        ----------

                                             $5,895,171      $  770,770         $(525,061)          $ 37,027        $6,177,907
                                             ----------      ----------         ---------           --------        ----------
                                             ----------      ----------         ---------           --------        ----------

(A) Additions to flight equipment primarily relate to the purchase of aircraft and related equipment as follows: five MD-11 and three B727-200 in 1994; 19 B727-200 and four MD-11 in 1993; and two B727-100, nine
      B727-200, three MD-11, six F-27 and 24 Cessna 208B in 1992.

(B) Additions to package handling and ground support equipment in 1994 primarily relate to the acquisition of pick-up and delivery vehicles, container transport vehicles and expansion of the Company's national and regional sorting and package handling facilities.

(C) Additions to computer and electronic equipment relate primarily to computer mainframe expansion and upgrades and expansions of the Company's customer automation systems (POWERSHIP) and, with respect to 1993 and 1992, the Company's advance package tracking and billing systems (COSMOS).

(D) Retirements of flight equipment primarily relate to sale-leasebacks of six MD-11 aircraft in 1994; three MD-11 aircraft in 1993; and five B727-100, two DC-10-10 and three MD-11 aircraft in 1992.

(E)   Includes foreign currency translation adjustments and reclassifications.

                                                                             S-4
                                                                     SCHEDULE VI



                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT
                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                                 (In thousands)

                                                               ADDITIONS
                                             BALANCE AT        CHARGED TO                                           BALANCE
                                             BEGINNING         COSTS AND                                            AT END
DESCRIPTION                                   OF YEAR           EXPENSES         RETIREMENTS        OTHER (B)       OF YEAR
- -----------                                  ----------        ----------        -----------        ---------       -------

1994
- ----
Flight equipment . . . . . . . . . . . .     $1,097,985          $234,086       $ (68,609)(A)       $    (94)      $ 1,263,368
Package handling and ground
 support equipment . . . . . . . . . . .        851,739           135,408         (48,998)            (1,923)          936,226
Computer and electronic equipment. . . .        677,567           120,736        (158,963)              (925)          638,415
Other property and equipment . . . . . .        602,650            92,432         (90,634)            (1,325)          603,123
                                             ----------          --------       ---------           --------       -----------
                                             $3,229,941          $582,662       $(367,204)          $ (4,267)      $ 3,441,132
                                             ----------          --------       ---------           --------       -----------
                                             ----------          --------       ---------           --------       -----------

1993
- ----

Flight equipment . . . . . . . . . . . .     $  899,993          $221,088      $  (22,890)          $   (206)      $ 1,097,985
Package handling and ground
 support equipment . . . . . . . . . . .        746,730           124,120            -               (19,111)          851,739
Computer and electronic equipment. . . .        601,582           111,299         (32,854)            (2,460)          677,567
Other property and equipment . . . . . .        518,305           105,302         (16,147)            (4,810)          602,650
                                             ----------          --------      ----------           --------       -----------

                                             $2,766,610          $561,809      $  (71,891)          $(26,587)      $ 3,229,941
                                             ----------          --------      ----------           --------       -----------
                                             ----------          --------      ----------           --------       -----------

1992
- ----

Flight equipment . . . . . . . . . . . .     $  741,256          $204,262      $  (45,820)(A)       $    295       $   899,993
Package handling and ground
 support equipment . . . . . . . . . . .        594,896           133,171         (11,953)            30,616           746,730
Computer and electronic equipment. . . .        503,853           104,970          (7,241)              -              601,582
Other property and equipment . . . . . .        431,140           114,410         (26,995)              (250)          518,305
                                             ----------          --------      ----------           --------       -----------
                                             $2,271,145          $556,813      $  (92,009)          $ 30,661       $ 2,766,610
                                             ----------          --------      ----------           --------       -----------
                                             ----------          --------      ----------           --------       -----------

(A) Retirements of flight equipment relate primarily to sale-leasebacks of aircraft.

(B)  Includes foreign currency translation adjustments and reclassifications.

                                                                             S-5
                                                                   SCHEDULE VIII


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                                 (In thousands)


                                                          ADDITIONS
                                                ---------------------------
                              BALANCE AT        CHARGED TO       CHARGED TO                       BALANCE AT
                              BEGINNING         COSTS AND          OTHER                            END OF
DESCRIPTION                    OF YEAR           EXPENSES         ACCOUNTS      DEDUCTIONS(A)        YEAR
- -----------                   ----------        ----------       ----------     -------------     ----------

    Allowance for
  Doubtful Accounts
  -----------------
1994 . . . . . . . . . . .     $31,308           $45,763             -             $43,138         $33,933
                               -------           -------         ---------         -------         -------
                               -------           -------         ---------         -------         -------

1993 . . . . . . . . . . .     $32,074           $33,552             -             $34,318         $31,308
                               -------           -------         ---------         -------         -------
                               -------           -------         ---------         -------         -------

1992 . . . . . . . . . . .     $37,694           $31,670         $   4,596         $41,886         $32,074
                               -------           -------         ---------         -------         -------
                               -------           -------         ---------         -------         -------


(A)  Accounts written off net of recoveries.


                                                                             S-6
                                                                     SCHEDULE IX



                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                       (In thousands, except percentages)



                                                              MAXIMUM        AVERAGE       WEIGHTED
                                              WEIGHTED        AMOUNT         AMOUNT        AVERAGE
                                   BALANCE    AVERAGE       OUTSTANDING    OUTSTANDING     INTEREST
CATEGORY OF AGGREGATE              AT END     INTEREST        DURING         DURING       RATE DURING
SHORT-TERM BORROWINGS              OF YEAR      RATE         THE YEAR       THE YEAR      THE YEAR(C)
- ---------------------              -------    --------      -----------    -----------    -----------
1994 (A)
- ----

Commercial paper . . . . . . . .        -        -           $ 95,000       $  1,781         3.8%
Revolving credit agreement . . .        -        -             45,000          1,082         6.0%

1993 (A)
- ----
Commercial paper . . . . . . . .        -        -           $202,328       $ 43,058         4.2%
Revolving credit agreement . . .        -        -            125,000         13,075         6.2%

1992 (B)
- ----
Commercial paper . . . . . . . .  $120,413     4.7%          $277,771       $185,455         5.9%
Revolving credit agreements. . .    75,000     6.5%           530,000        245,413         6.6%


(A) The Company has a revolving credit agreement with domestic and foreign banks at May 31, 1994, which was also in place at May 31, 1993. International borrowings with foreign banks are denominated in U.S. dollars. During 1993 there were certain international borrowings with foreign banks denominated in currencies other than U.S. dollars. Those borrowings were translated based on the foreign currency rates of exchange in effect for the period. The average amount outstanding during the year was computed by dividing the sum of daily outstanding principal balances by 365 for commercial paper and revolving credit borrowings.

(B) The Company had revolving credit agreements with domestic and foreign banks. International borrowings with foreign banks denominated in currencies other than U.S. dollars were translated based on the foreign currency rates of exchange in effect for the period. The average amount outstanding during the year was computed by dividing the sum of daily outstanding principal balances by 365 for commercial paper and domestic revolving credit borrowings and by dividing the sum of the month-end outstanding principal balances by 13 for international revolving credit borrowings.

(C) The weighted average interest rate was computed by dividing actual interest expense by average short-term borrowings outstanding during the year. The weighted average interest rates for domestic and international borrowings under revolving credit agreements were both approximately 6% for 1993, and 6% and 11%, respectively, for 1992. There were no international borrowings under the revolving credit agreement in 1994.


                                                                             S-7
                                                                      SCHEDULE X


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                                 (In thousands)



                                           1994             1993           1992
                                        ----------       ----------     ----------
Maintenance and repairs (A). . .         $554,301         $527,856       $530,566

Advertising. . . . . . . . . . .          122,002          109,323        123,592



(A) The above amounts include salaries and employee benefits and other expenses associated with the Company's internal maintenance and repair functions for aircraft and vehicle fleets, facilities and sort equipment.


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

  3.1        Restated Certificate of Incorporation of Registrant (Filed as
             Exhibit 3.1 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  3.2 By-laws of Registrant (Filed as Exhibit 3.2 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  4.1 Indenture dated as of April 1, 1987 between Registrant and NationsBank of Tennessee, National Association ("NationsBank"), as Trustee, relating to Registrant's 10% Senior Notes due April 15, 1999. (Filed as Exhibit 10.36 to Registrant's 1988 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  4.2 Supplemental Indenture No. 2 dated as of April 18, 1989 between Registrant and NationsBank, relating to Registrant's 10% Senior Notes due April 15, 1999. (Filed as Exhibit 4(a) to Registrant's Current Report on Form 8-K dated April 25, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.3 Supplemental Indenture No. 3 dated as of April 21, 1989 between Registrant and NationsBank and form of note relating to Registrant's 10% Senior Notes due April 15, 1999. (Filed as
             Exhibit 4(b) to Registrant's Current Report on Form 8-K dated April 25, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.4 Indenture dated as of May 15, 1989 between Registrant and NationsBank, relating to Registrant's 9-3/4% Senior Notes due May 15, 1996. (Filed as an exhibit to Registrant's Registration Statement No. 33-28796 on Form S-3 and incorporated herein by reference.)

  4.5 Supplemental Indenture No. 1 dated as of May 22, 1989 between Registrant and NationsBank and form of note relating to Registrant's 9-3/4% Senior Notes due May 15, 1996. (Filed as
             Exhibit 4 to Registrant's Current Report on Form 8-K dated May 24, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.6 Supplemental Indenture No. 2 dated as of August 11, 1989 between Registrant and NationsBank, relating to Registrant's 9 5/8% Sinking Fund Debentures due October 15, 2019. (Filed as Exhibit 4.2 to Registrant's Registration Statement No. 33-30415 on Form S-3 and incorporated herein by reference.)

  4.7 Supplemental Indenture No. 3 dated as of October 15, 1989 between Registrant and NationsBank, relating to Registrant's 9 5/8% Sinking Fund Debentures due October 15, 2019. (Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 16, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.8 Supplemental Indenture No. 4 dated as of November 15, 1989 between Registrant and NationsBank, relating to Registrant's 9.20% Senior Notes due November 15, 1994. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 13, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.9        Form of 9.20% Senior Note due November 15, 1994. (Filed as Exhibit
             4.2 to Registrant's Current Report on Form 8-K dated November 13, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

  4.10 Supplemental Indenture No. 5 dated as of August 15, 1990 between Registrant and NationsBank, relating to Registrant's Medium-Term Notes, Series A, the last of which is due November 20, 1995. (Filed as Exhibit 4(c) to Registrant's Current Report on Form 8-K dated August 28, 1990, Commission File No. 1-7806, and incorporated herein by reference.)

  4.11 Form of Fixed Rate Medium-Term Note, Series A, the last of which is due November 20, 1995. (Filed as Exhibit 4(a) to Registrant's Current Report on Form 8-K dated August 28, 1990, Commission File No. 1-7806, and incorporated herein by reference.)

  4.12 Form of Floating Rate Medium-Term Note, Series A, the last of which is due November 20, 1995. (Filed as Exhibit 4(b) to Registrant's Current Report on Form 8-K dated August 28, 1990, Commission File No. 1-7806, and incorporated herein by reference.)

  4.13 Indenture dated May 15, 1989 including Supplemental Indentures Nos. 1 through 5 dated as described above, between Registrant and NationsBank, relating to Registrant's Medium-Term Notes, Series B, the last of which is due August 15, 2006, Registrant's 9 7/8% Notes due April 1, 2002, Registrant's 9.65% Notes due June 15, 2012 and Registrant's 6 1/4% Notes due April 15, 1998. (Filed as described above.)

  4.14 Form of Fixed Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.4 to Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

  4.15 Form of Floating Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.5 to Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

  4.16 Form of 9 7/8% Note due April 1, 2002. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated March 23, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

  4.17 Form of 9.65% Note due June 15, 2012. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 18, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

  4.18 Form of 6 1/4% Note due April 15, 1998. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 21, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

  4.19 Pass Through Trust Agreement dated as of February 1, 1993 between Registrant and NationsBank of South Carolina, National Association, as Pass Through Trustee, relating to Registrant's 1993 Pass Through Certificates, Series A1 and A2, Series B1 and B2 and Series C1 and C2. (Filed as Exhibit 4.19 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  4.20       Form of 1993 Pass Through Certificates, Series A1 and A2. (Filed as
             Exhibit 4(a)(2) to Registrant's Current Report on Form 8-K dated February 4, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

  4.21       Form of 1993 Pass Through Certificates, Series B1 and B2. (Filed as
             Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated September 23, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

  4.22       Form of 1993 Pass Through Certificates, Series C1 and C2. (Filed as
             Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated December 2, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

  4.23 Pass Through Trust Agreement dated as of March 1, 1994 between Registrant and NationsBank of South Carolina, National Association, as Pass Through Trustee, relating to Registrant's 1994 Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3. (Filed as
             Exhibit 4.a.1 to Registrant's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

  4.24 Form of 1994 Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3. (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

  4.25 Loan Agreement dated July 15, 1992, between Registrant and Kreditanstalt Fur Wiederaufbau relating to the financing of predelivery payments on Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 4.2 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.1 Indenture between the Memphis Shelby County Airport Authority (the "Authority") and NationsBank, as Trustee, dated as of August 1, 1979. (Refiled as Exhibit 10.1 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.2 Second Supplemental Indenture dated as of May 1, 1982 between NationsBank and the Authority relating to 8.30% Special Facilities Revenue Bonds, Series 1982B due September 1, 2012. (Refiled as
             Exhibit 10.2 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.3 Third Supplemental Indenture dated as of November 1, 1982 between the Authority and NationsBank. (Refiled as Exhibit 10.3 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.4 Fourth Supplemental Indenture dated as of December 1, 1984 between the Authority and NationsBank, relating to 7 7/8% Special Facilities Revenue Bonds, Series 1984 due September 1, 2009. (Filed as Exhibit 10.18 to Registrant's 1985 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.5 Fifth Supplemental Indenture dated as of July 1, 1992 between the Authority and NationsBank, relating to 6 3/4% Special Facilities Revenue Bonds, Refunding Series 1992 due July 1, 2012. (Filed as
             Exhibit 10.5 to Registrant's 1992 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.6 Guaranty dated as of August 1, 1979 between Registrant and NationsBank. (Refiled as Exhibit 10.5 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.7 Reaffirmation of Guaranty dated as of May 1, 1982 between NationsBank and Registrant relating to Special Facilities Revenue Bonds, Series 1982B. (Refiled as Exhibit 10.7 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

 10.8 Reaffirmation of Guaranty dated as of December 1, 1984 between NationsBank and Registrant relating to Special Facilities Revenue Bonds, Series 1984. (Refiled as Exhibit 10.10 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.9 Reaffirmation of Guaranty dated as of July 30, 1992 between NationsBank and Registrant relating to Special Facilities Revenue Bonds, Refunding Series 1992. (Filed as Exhibit 10.11 to Registrant's 1992 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.10 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Authority and Registrant. (Refiled as Exhibit
             10.11 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.11 First Supplemental Lease Agreement dated as of April 1, 1981 between Registrant and the Authority. (Filed as Exhibit 10.13 to Registrant's 1992 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.12 Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and Registrant. (Refiled as Exhibit 10.14 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.13 Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and Registrant. (Filed as Exhibit 28.22 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.14 Fourth Supplemental Lease Agreement dated July 1, 1983 between the Authority and Registrant. (Filed as Exhibit 28.23 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.15 Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and Registrant. (Filed as Exhibit 28.24 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.16 Sixth Supplemental Lease Agreement dated April 1, 1984 between the Authority and Registrant. (Filed as Exhibit 28.25 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.17 Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and the Registrant. (Filed as Exhibit 28.26 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.18 Eighth Supplemental Lease Agreement dated July 1, 1988 between the Authority and Registrant. (Filed as Exhibit 28.27 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.19 Ninth Supplemental Lease Agreement dated July 12, 1989 between the Authority and Registrant. (Filed as Exhibit 28.28 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

 10.20 Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and Registrant. (Filed as Exhibit 28.29 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.21 Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and Registrant. (Filed as Exhibit 10.23 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.22 Special Facility Lease Agreement between the Authority and Registrant dated as of August 1, 1979. (Refiled as Exhibit 10.15 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.23 First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and Registrant. (Filed as Exhibit
             10.25 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.24 Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and Registrant. (Filed as
             Exhibit 10.26 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.25 Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and Registrant. (Filed as
             Exhibit 10.14 to Registrant's 1985 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.26 Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and Registrant. (Filed as
             Exhibit 10.20 to Registrant's 1992 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.27 Special Facility Lease Agreement between the Authority and Registrant dated as of July 1, 1993. (Filed as Exhibit 10.29 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.28 Special Facility Ground Lease Agreement between the Authority and Registrant dated as of July 1, 1993. (Filed as Exhibit 10.30 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.29 Indenture between the Authority and NationsBank, as Trustee, dated as of July 1, 1993 relating to 6.20% Special Facility Revenue Bonds, Series 1993, due July 1, 2014. (Filed as Exhibit 10.31 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.30 Guaranty dated as of July 1, 1993 between Registrant and NationsBank, relating to 6.20% Special Facility Revenue Bonds, Series 1993. (Filed as Exhibit 10.32 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.31 Ground Lease dated as of February 27, 1979 between the City of Los Angeles and The Flying Tiger Line Inc. ("FTL") covering acreage at the Los Angeles International Airport. (Filed as Exhibit 28.1 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

 10.32 First Amendment dated September 18, 1979, to Ground Lease, dated February 27, 1979, between the City of Los Angeles and FTL covering acreage at the Los Angeles International Airport. (Filed as Exhibit
             28.2 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.33 Second Amendment dated March 9, 1983 to Ground Lease, dated February 27, 1979, between the City of Los Angeles and FTL covering acreage at the Los Angeles International Airport. (Filed as Exhibit
             28.3 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.34 Interim Exchange Agreement dated as of September 11, 1990 between the City of Los Angeles and Registrant relating to the Los Angeles International Airport. (Filed as Exhibit 28.4 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.35 Lease Agreement dated as of May 7, 1985 between the City of Oakland and Registrant. (Filed as Exhibit 28.5 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.36 Affirmative Action Agreement dated as of May 14, 1985, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.6 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.37 First Supplemental Agreement dated August 5, 1986, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.7 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.38 Second Supplemental Agreement dated February 17, 1987 to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.8 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.39 Third Supplemental Agreement dated February 1989 to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.9 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.40 Lease and First Right of Refusal Agreement dated July 22, 1988 between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.10 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.41 Development Agreement dated July 22, 1988 to Lease and First Right of Refusal Agreement, dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.11 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.42 Supplement No. 1 dated May 19, 1989 to Development Agreement between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.12 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

 10.43        Supplement No. 1 dated July 19, 1989 to Lease and First Right of
             Refusal Agreement, dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.13 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.44 Right-of-Way Agreement dated September 19, 1989 to Lease and First Right of Refusal Agreement, dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.14 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.45 Supplement No. 2 dated April 23, 1991 to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and the Registrant. (Filed as Exhibit 28.15 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.46 Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.16 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.47 Supplement No. 1, dated October 1, 1983 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.17 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.48 Supplement No. 2 dated September 1, 1985 to Lease Agreement dated October 1, 1983 between the Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.18 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.49 Supplement No. 3 dated June 1, 1992 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.19 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.50 Amended and Restated Airport Use Agreement and Terminal Facilities Lease dated as of January 1, 1985 between the City of Chicago and FTL. (Filed as Exhibit 28.20 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.51 Cargo Building Site Lease dated September 23, 1987 between the City of Chicago and FTL. (Filed as Exhibit 28.21 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.52 Amended and Restated Land Lease Agreement dated August 1993 between Registrant and the Indianapolis Airport Authority.

 10.53 Indenture between the City of Indianapolis and Indiana and National Bank of Detroit, as Trustee, dated as of September 1, 1993 relating to the City of Indianapolis Airport Facility Revenue Refunding Bonds, Series 1994, due April 1, 2017. (Filed as Exhibit 10.1 to Registrant's 1994 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

 10.54 Loan Agreement between the City of Indianapolis and Registrant. (Filed as Exhibit 10.2 to Registrant's 1994 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.55       Form of Promissory Note to the City of Indianapolis. (Filed as
             Exhibit 10.3 to Registrant's 1994 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.56 1980 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1980 Stock Incentive Plan, as amended. (Filed as Exhibit 10.59 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.57 1983 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1983 Stock Incentive Plan, as amended. (Filed as an exhibit to Registrant's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

 10.58 1984 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1984 Stock Incentive Plan, as amended. (Filed as an exhibit to Registrant's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

 10.59 1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to Registrant's Registration Statement No. 33-20138 on Form S-8 and incorporated herein by reference.)
 10.60 1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.61 1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan. (1993 Stock Incentive Plan was filed as Exhibit A to Registrant's 1993 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference.)

 10.62 Amendment to Registrant's 1980, 1983, 1984, 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.63 Amendment to Registrant's 1983, 1984, 1987, 1989 and 1993 Stock Incentive Plans.

 10.64 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.65       Registrant's Retirement Parity Pension Plan. (Filed as Exhibit
             10.67 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.66 Management Performance Bonus Plan. (Description of the performance bonus plan contained in the Definitive Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation Committee of the Board of Directors" is incorporated herein by reference.)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

 10.67       Registrant's Retirement Plan for Outside Directors. (Filed as
             Exhibit 10.30 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.68 Long-term Performance Bonus Plan. (Description of the long-term performance bonus plan contained in the Definitive Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation Committee of the Board of Directors" is incorporated herein by reference.)

 10.69 Credit Agreement dated May 7, 1993 among Registrant and The First National Bank of Chicago; Bank of America National Trust and Savings Association; The Chase Manhattan Bank, N.A.; Citibank, N.A.; Morgan Guaranty Trust Company of New York with Morgan Bank (Delaware); NationsBank of Georgia; The Bank of New York; The Bank of Tokyo Trust Company; CIBC, Inc.; Commerzbank A.G., Atlanta Agency; Credit Suisse; Societe Generale Bank, Southwest Agency; Kredietbank N.V., Grand Cayman Branch; The Long-Term Credit Bank of Japan, LTD.; Mellon Bank, N.A.; National Westminister Bank PLC; Union Bank of Switzerland New York Branch and The Toronto-Dominion Bank. (Filed as Exhibit 10.70 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.70 Amendment dated as of December 1, 1993 to Credit Agreement dated May 7, 1993 among the Registrant and the parties listed in Exhibit
             10.69 above.

 10.71 Purchase Agreement between AVSA and Registrant for purchase of Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit
             10.36 to Registrant's 1991 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 11.1        Statement re Computation of Earnings Per Share.

 12.1        Statement re Computation of Earnings to Fixed Charges.

 13.1 Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1994.

 21.1        Subsidiaries of Registrant.

 23.1        Consent of Independent Public Accountants.

 24.1        Powers of Attorney.