Form 10-Q
period 1994-08-31
FEDERAL EXPRESS CORP
filed 1994-10-13
CIK 230211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1994,OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                          Commission file number: 1-7806


                           FEDERAL EXPRESS CORPORATION
              (Exact name of registrant as specified in its charter)



              Delaware                              71-0427007
       (State of incorporation)                  (I.R.S. Employer
                                                Identification No.)
        2005 Corporate Avenue
         Memphis, Tennessee                           38132
        (Address of principal                       (ZIP Code)
          executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Common Stock               Outstanding Shares at September 30, 1994
Common Stock, par value $.10 per share                    55,925,842

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART I.  FINANCIAL INFORMATION


                                                                         PAGE

Condensed Consolidated Balance Sheets
  August 31, 1994 and May 31, 1994.....................................   3-4

Condensed Consolidated Statements of Operations
  Three Months Ended August 31, 1994 and 1993..........................     5

Condensed Consolidated Statements of Cash Flows
  Three Months Ended August 31, 1994 and 1993..........................     6

Notes to Condensed Consolidated Financial Statements...................  7-11

Review of Condensed Consolidated Financial Statements
  by Independent Public Accountants....................................    12

Report of Independent Public Accountants...............................    13

Management's Discussion and Analysis of Results of Operations
  and Financial Condition.............................................. 14-19



                           PART II.  OTHER INFORMATION


Submission of Matters to Vote of Security Holders......................    20

Exhibits and Reports on Form 8-K.......................................    20


EXHIBIT INDEX..........................................................   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS
- ------
                                                      August 31,
                                                         1994         May 31,
                                                     (Unaudited)       1994
                                                     ------------  -------------
                                                           (In thousands)
Current Assets:
  Cash and cash equivalents......................... $   415,829   $   392,923
  Receivables, less allowance for doubtful accounts
    of $35,725,000 and $33,933,000..................   1,037,647     1,020,511
  Spare parts, supplies and fuel....................     173,080       173,993
  Deferred income taxes.............................     118,853       113,035
  Prepaid expenses and other........................      57,065        61,234
                                                     -----------   -----------
      Total current assets..........................   1,802,474     1,761,696
                                                     -----------   -----------

Property and Equipment, at Cost (Note 6)............   7,040,253     6,890,225
  Less accumulated depreciation and amortization....   3,556,778     3,441,132
                                                     -----------   -----------
      Net property and equipment....................   3,483,475     3,449,093
                                                     -----------   -----------

Other Assets:
  Goodwill..........................................     410,786       415,178
  Equipment deposits and other assets (Note 6)......     375,843       366,531
                                                     -----------   -----------
      Total other assets............................     786,629       781,709
                                                     -----------   -----------

                                                     $ 6,072,578   $ 5,992,498
                                                     ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------
                                                      August 31,
                                                         1994         May 31,
                                                      (Unaudited)      1994
                                                     ------------  -------------
                                                           (In thousands)
Current Liabilities:
  Current portion of long-term debt (Note 3)......... $   193,181  $   198,180
  Accounts payable...................................     487,235      518,849
  Accrued expenses (Note 2)..........................     868,602      819,399
                                                      -----------  -----------
      Total current liabilities......................   1,549,018    1,536,428
                                                      -----------  -----------

Long-Term Debt, Less Current Portion (Note 3)........   1,588,135    1,632,202
                                                      -----------  -----------

Deferred Income Taxes................................       7,056        3,563
                                                      -----------  -----------

Other Liabilities....................................     937,323      895,600
                                                      -----------  -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
  Common Stock, $.10 par value;
    100,000,000 shares authorized; 55,925,457 and
    55,885,456 shares issued.........................       5,593        5,589
  Other..............................................   1,985,453    1,919,116
                                                      -----------  -----------

       Total common stockholders' investment.........   1,991,046    1,924,705
                                                      -----------  -----------

                                                      $ 6,072,578  $ 5,992,498
                                                      ===========  ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                           Three Months Ended
                                                              August 31,
                                                       -------------------------
                                                          1994          1993
                                                       ----------    -----------
                                                         (In thousands, except
                                                           per share amounts)
Revenues.............................................. $2,231,127    $ 2,015,725
                                                       ----------    -----------
Operating Expenses:
  Salaries and employee benefits......................  1,061,808        992,061
  Rentals and landing fees............................    188,630        166,209
  Depreciation and amortization.......................    156,932        145,226
  Fuel................................................    117,357        114,736
  Maintenance and repairs.............................    136,183        119,894
  Other...............................................    427,232        375,692
                                                       ----------    -----------

                                                        2,088,142      1,913,818
                                                       ----------    -----------

Operating Income......................................    142,985        101,907
                                                       ----------    -----------

Other Income (Expense):
  Interest, net.......................................    (32,987)      (37,267)
  Other, net..........................................     (2,731)       (3,805)
                                                       ----------    -----------
                                                          (35,718)      (41,072)
                                                       ----------    -----------

Income Before Income Taxes.............................   107,267         60,835

Income Tax Provision..................................     46,125         27,984
                                                       ----------    -----------

Net Income............................................ $   61,142     $   32,851
                                                       ==========     ==========

Earnings per Share.................................... $     1.08     $      .60
                                                       ==========     ==========

Common and Common Equivalent Shares (Note 5)..........     56,614         55,186
                                                       ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                          August 31,
                                                   -----------------------
                                                      1994          1993
                                                   ---------     ---------
                                                        (In thousands)
Net Cash Provided by Operating Activities........  $ 237,652     $ 167,050
                                                   ---------     ---------

Investing Activities:
  Purchases of property and equipment, including
    deposits on aircraft of $42,612,000 and
    $44,047,000..................................   (243,780)     (394,489)
  Proceeds from disposition of property
    and equipment:
    Sale-leaseback transactions..................          -       286,400
    Reimbursements of A300 deposits..............     38,794             -
    Other dispositions...........................     12,698         6,746
  Other, net.....................................     27,269           777
                                                   ---------     ---------

Net cash used in investing activities............   (165,019)     (100,566)
                                                   ---------     ---------

Financing Activities:
  Proceeds from debt issuances...................          -        10,506
  Principal payments on debt.....................    (51,415)      (11,903)
  Other, net.....................................      1,688         5,110
                                                   ---------     ---------

Net cash provided by (used in)
  financing activities                               (49,727)        3,713
                                                   ---------     ---------

Net increase in cash and cash equivalents........     22,906        70,197
Cash and cash equivalents at beginning of period.    392,923       155,456
                                                   ---------     ---------

Cash and cash equivalents at end of period.......  $ 415,829     $ 225,653
                                                   =========     =========

Cash payments for:
  Interest (net of capitalized interest).........  $  18,608     $  10,649
                                                   =========     =========
  Income taxes...................................  $   4,023     $   1,796
                                                   =========     =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------
  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with Federal Express Corporation's Annual Report on Form 10-K for the year ended May 31, 1994. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of August 31, 1994, the consolidated results of their operations for the three-month periods ended August 31, 1994 and 1993, and their consolidated cash flows for the three-month periods ended August 31, 1994 and 1993. Operating results for the three-month period ended August 31, 1994 are not necessarily indicative of the results that may be expected for the year ending May 31, 1995.

  Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  Accrued Expenses
     ----------------


                                                       August 31,
                                                          1994      May 31,
                                                      (Unaudited)    1994
                                                      -----------  --------
                                                         (In thousands)
     Compensated absences...........................   $181,659    $180,105
     Insurance......................................    163,669     156,906
     Taxes other than income taxes..................    125,007     130,801
     Salaries.......................................     86,933      82,563
     Aircraft overhaul..............................     61,279      50,933
     Federal income taxes...........................     65,222      34,775
     Interest.......................................     56,895      32,374
     Employee benefits..............................     54,390      86,352
     Other..........................................     73,548      64,590
                                                       --------    --------
                                                       $868,602    $819,399
                                                       ========    ========

(3)  Long-Term Debt
     --------------


                                                        August 31,
                                                           1994        May 31,
                                                       (Unaudited)      1994
                                                       -----------   ----------
                                                            (In thousands)
     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2013.............  $1,375,059    $1,384,942
     Unsecured sinking fund debentures, interest
       rate of 9.63%, due through 2020...............      98,271        98,254
     Capital lease obligations, Memphis-Shelby County
       Airport Authority Special Facilities Revenue
       Bonds, due through 2013, interest rates of
       6.75% to 8.30%, net of bond reserve funds.....     199,004       199,004
     Other debt, effective rates of 4.58% to 11.25%..     108,982       148,182
                                                       ----------    ----------
                                                        1,781,316     1,830,382
         Less current portion........................     193,181       198,180
                                                       ----------    ----------
                                                       $1,588,135    $1,632,202
                                                       ==========    ==========

  The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 1996, all of which was available at August 31, 1994. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

  In September 1994, the City of Indianapolis issued $45,000,000 of 6.80% City of Indianapolis Airport Facility Revenue Refunding Bonds (the "Refunding Bonds") to retire the 11.25% Indianapolis Special Facilities Revenue Bonds, Series 1984 which were originally issued to finance the acquisition, construction and outfitting of an express package sorting hub located at the Indianapolis International Airport and currently leased to the Company. The Refunding Bonds have a maturity date of April 1, 2017.

  In 1993, the Company entered into a $140,000,000 foreign bank facility to provide term loans for predelivery payments on seven Airbus A300 aircraft. Principal of and interest on borrowings is payable upon delivery of the aircraft. As of August 31, 1994, the Company had $60,000,000 outstanding under this facility at an effective interest rate of 4.58%.

(4)  Preferred Stock
     ---------------
  The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of August 31, 1994, none of these shares had been issued.


(5)  Common Stockholders' Investment
     -------------------------------
  During the three-month period ended August 31, 1994, 40,001 shares of common stock were issued under employee incentive plans at prices ranging from $30.31 to $62.00 per share.

  On September 26, 1994, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 to 200,000,000 shares.


(6)  Commitments
     ------------
  As of August 31, 1994, the Company's purchase commitments for the remainder of 1995 and annually thereafter under various contracts are as follows (in thousands):


                                  Aircraft-
                     Aircraft     Related (1)       Other (2)         Total
                     --------     ---------        --------         ========
   1995 (remainder)  $342,400      $ 47,100        $246,000         $635,500
   1996               447,600         8,800          20,600          477,000
   1997               238,400         4,200           5,600          248,200
   1998               298,300             -          21,300          319,600
   1999                     -             -          15,600           15,600

(1) Primarily aircraft modifications, rotables, and development and upgrade of aircraft simulators.

(2)  Primarily facilities, vehicles, computers and other equipment.


  The Company is committed to purchase 21 Airbus A300 and 25 Cessna 208B aircraft to be delivered through 1998. Deposits and progress payments of $308,400,000 have been made toward these purchases. At August 31, 1994, the Company had options to purchase up to 46 additional Airbus A300 aircraft for delivery beginning in 1997 and an option to purchase 25 additional Cessna 208B aircraft for delivery beginning in 1995.

  During the three-month period ended August 31, 1994, the Company acquired two Airbus A300-600 aircraft under operating leases. These aircraft were included as purchase commitments as of May 31, 1994. At the time of delivery, the Company sold its rights to purchase these aircraft to each of two third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer. Additional lease commitments for these aircraft plus two DC-10-10 aircraft, scheduled for delivery in 1995, which the Company is committed to acquire under operating lease, are as follows (in thousands):


                           1995           $  3,210
                           1996             17,177
                           1997             17,177
                           1998             17,177
                           1999             17,177
                           Thereafter      326,239

(7)  Legal Proceedings
     -----------------
  The Company has reached a tentative settlement to the shareholder class-action lawsuit filed in 1990 against it, Frederick W. Smith, Chairman and Chief Executive Officer, and James L. Barksdale, the Company's former Executive Vice President and Chief Operating Officer. The settlement, which still must be approved by the United States District Court for the Western District of Tennessee, is for an immaterial amount (the Company's portion of which has been recorded in the 1994 financial statements). The Company's insurance carrier will pay a majority of the settlement amount.

  The Company currently believes that the Court will approve or disapprove the settlement agreement before the end of its current fiscal year. Prior to the Court's decision, the purchasers of the Company's common stock affected by the settlement agreement must be notified of the terms of the settlement and a hearing must be held in the District Court.

  The Internal Revenue Service ("IRS") issued an Examination Report on
October 31, 1991 asserting the Company underpaid federal excise taxes for the calendar quarters ended December 31, 1983 through March 31, 1987. The Examination Report contains a primary position and a mutually exclusive alternative position asserting the Company underpaid federal excise taxes by $54,000,000 and $26,000,000, respectively. Disagreeing with essentially all of the proposed adjustments contained in the Examination Report, the Company filed a Protest on March 16, 1992, which set forth the Company's defenses to both IRS positions and a claim for refund of overpaid federal excise taxes of $23,500,000.

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

  The Company is vigorously pursuing its Protests administratively with the IRS Appeals Division. If it is unsuccessful with the IRS Appeals Division, the Company intends to pursue its position in court. Pending resolution of this matter, the IRS can be expected to take positions similar to those taken in their Examination Reports for periods after March 31, 1991.

  Given the inherent uncertainties in the excise tax matter referred to above, management is currently unable to predict with certainty the outcome of this matter or the ultimate effect, if any, its resolution would have on the Company's financial condition or results of operations. No amount has been reserved for this contingency.

  The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.

            REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      BY INDEPENDENT PUBLIC ACCOUNTANTS




  Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1994, and the related condensed consolidated statements of operations for the three-month periods ended August 31, 1994 and 1993 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1994 and 1993, included herein, as indicated in their report thereon included on page 13.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of Federal Express Corporation:

  We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of August 31, 1994 and the related condensed consolidated statements of operations for the three-month periods ended August 31, 1994 and 1993 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1994 and the related consolidated statements of operations, changes in common stockholders' investment and cash flows for the year then ended. In our report dated June 29, 1994, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                  Arthur Andersen LLP



Memphis, Tennessee,
September 14, 1994

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  The Company's international operations continued to improve, resulting in significant year-over-year increases in profitability. U.S. domestic results, in comparison, worsened slightly because of a continuing trend of declines in average revenue per package (yield) exceeding declines in cost per package.

  A comparison of first quarter consolidated results is presented below (in millions, except per share data):


                                                       Three Months Ended
                                                            August 31,
                                                       ------------------
                                                        1994        1993
                                                       ------      ------
    Revenues........................................   $2,231      $2,016
    Operating income................................      143         102
    Pre-tax income..................................      107          61
    Net income .....................................       61          33

    Earnings per share..............................   $ 1.08      $  .60

  The revenue increase of 10.7% is primarily attributable to volume growth in U.S. domestic and international express services. Operating income increased 40.3% because of volume growth and yield improvements in the Company's International Priority service despite lower year-over-year U.S. domestic operating profits.

  Total operating expenses increased 9.1% compared with the prior year's first quarter. The detail for total operating expenses is presented below (dollars in millions):


                                                       Three Months Ended
                                                            August 31,
                                                       ------------------
                                                        1994        1993
                                                       ------      ------
    Salaries and employee benefits..................   $1,062      $  992
    Rentals and landing fees........................      189         166
    Depreciation and amortization...................      157         145
    Fuel............................................      117         115
    Maintenance and repairs.........................      136         120
    Other...........................................      427         376
                                                       ------      ------
                                                       $2,088      $1,914
                                                       ======      ======

  The 7.0% increase in salaries and employee benefits is primarily due to increased U.S. domestic employment levels associated with rising U.S. domestic volumes. Also contributing to the increase are increased provisions under the Company's performance-based incentive compensation plans.

  The 13.5% increase in rentals and landing fees is due to rentals for additional leased MD-11 and Airbus A300 aircraft. As of August 31, 1994, there were thirteen MD-11 and four A300 aircraft under operating lease compared with eleven MD-11s at the end of the first quarter in the prior year. This trend of increased rentals is expected to continue for the remainder of 1995 because of additional DC-10, A300 and A310 leases.

  The 13.6% increase in maintenance and repairs is due to engine maintenance on B727 and MD-11 aircraft. The engines of both aircraft types are the subject of maintenance directives issued by regulatory agencies. These directives require the Company to assess and, where applicable, take corrective action on the aircraft engines. Additionally, the Company's MD-11 fleet, which has grown from one aircraft at the end of 1991 to its present size of thirteen aircraft, is experiencing higher scheduled maintenance and repairs expense. It is expected that this trend of increased year-over-year maintenance and repairs expense will continue for the remainder of 1995.

  The 13.7% increase in other operating expenses is primarily attributable to increased advertising and expenses related to the transportation of packages by outside contractors. The increase in transportation expense is a function of rising domestic volumes coupled with a greater emphasis on transporting certain packages using ground transportation.


Income Taxes
- ------------
  The Company's effective tax rate decreased to 43.0% during the quarter ended August 31, 1994, compared with 46.0% for the same period in the prior year. During the first quarter of 1995, the Company implemented a legal restructuring of its Mexico operations which permits the one-time deduction in 1995 of certain items for U.S. federal income tax purposes that were not deductible in prior years.


U.S. Domestic Services
- ----------------------
  Operating results and selected statistics for U.S. domestic services are as follows (dollars in millions, except yields):


                                                       Three Months Ended
                                                            August 31,
                                                       ------------------
                                                        1994        1993*
                                                       ------      ------
    Revenues.........................................  $1,634      $1,480
    Operating income.................................     120         135
    Operating margin.................................     7.4%        9.1%
    Express package statistics:
      Average daily packages (000s)..................   1,891       1,633
      Revenue per package............................  $13.12      $13.75

    Operating weekdays...............................      65          65


* Certain prior period information reflects a reclassification of certain revenues and volumes to conform to the current year classification of these services as express package business.


  The Company's U.S. domestic results for the first quarter reflect a continuing trend of growth in expenses exceeding the growth in revenues. Revenues grew 10.4% while expenses rose 12.5% resulting in a decline in operating margin from 9.1% to 7.4%. This decline in operating margin is primarily a function of lower per package revenues (down 4.6% compared with the first quarter of 1994). While the Company was able to reduce its overall domestic cost per package (2.7% compared with the first quarter of 1994), certain costs related to maintenance and repairs on B727 aircraft were incurred which offset a portion of these cost reductions. Also contributing additional expenses were investments which are designed to reduce unit costs in the future, e.g., pilot training for the new Airbus A300 and A310 aircraft and improved customer automation systems.

  The Company's U.S. domestic results for the first quarter were significantly impacted by the competitive pressures prevalent in the U.S. domestic express market. This factor, along with persistent customer demand for high quality express delivery services at lower prices, has combined to cause an extremely price-sensitive U.S. domestic express market.

  The Company has responded to changes in the competitive environment by offering lower-priced deferred services and increasing discounting. These actions have resulted in greater revenues and volumes but lower operating margins because the Company has not been able to offset declines in revenue per package with corresponding declines in unit costs.

  The Company is working to improve its current level of U.S. domestic profitability by seeking further means to lower unit costs, managing the decline in yield, and cultivating close working relationships with its customers.

  To lower average cost per package, the Company is replacing certain of its older aircraft with Airbus A300 and A310 aircraft. Despite higher ownership costs, these aircraft are expected to produce future benefits with relatively lower fuel, maintenance and crew costs. The most significant benefit of using these aircraft will ultimately be realized in situations where more than one B727 aircraft can be replaced with a single A300 or A310 aircraft and where incremental volume can be absorbed without adding additional aircraft.

  The Company is also reducing the cost of handling packages through increased automation of its package pick-up, delivery, sorting and transportation operations. The passage of the Airport Improvements Act, effective January 1995, eliminates many of the intrastate transportation regulations that restricted the maximum use of the Company's lower cost ground transportation system. With these regulations effectively eliminated, management anticipates more effective use of its ground transportation network which is expected to reduce unit costs in the long term.

  To manage the decline in yield, the Company has implemented programs intended to moderate the level of discounting, to promote heavier weights per package and to attract lower-volume but higher-yielding customers. It is expected, however, that yields will continue to fall because of selective discounting and faster growth in deferred services compared with priority services.

  Management recognizes the importance of enhancing effective working relationships with its customers, especially in the highly competitive market in which the Company operates. Accordingly, the Company continues to focus on increasing the number of convenience locations, implementing direct aircraft service to new locations, developing alliances with retail businesses and increasing the placement of customer automation devices. In addition, the Company intends to intensify its sales and marketing efforts by increasing its advertising expenditures, adding sales personnel, and targeting selected customer groups for special marketing promotions.

International Services
- ----------------------
  Operating results and selected package and airfreight statistics for international operations are as follows (dollars in millions, except yields):


                                                       Three Months Ended
                                                            August 31,
                                                       ------------------
                                                        1994        1993*
                                                       ------      ------
Revenues:
    International Priority Services (IP)............   $  380      $  307
    International EXPRESSfreight (IXF) and Airport-
      to-Airport (ATA) airfreight services..........      142         121
    International FedEx Logistics
      Services, Charter and other...................       75         107
                                                       ------      ------
                                                          597         535

  Operating income (loss)...........................   $   23      $  (33)
  Operating margin..................................      3.8%       (6.2)%
  Package and airfreight statistics:
    Average daily IP packages (000s)................      149         122
    Revenue per package.............................   $39.34      $38.62
    Average daily airfreight pounds (000s)..........    2,083       1,778
    Revenue per pound...............................   $ 1.05      $ 1.05

  Operating weekdays................................       65          65


* Certain prior period information reflects a reclassification of certain revenues and volumes to conform to the current year classification of these services as express package or airfreight business.


  The Company's international operations continue to post year-over-year improvement. This trend is primarily attributable to sustained growth in International Priority (IP) revenues, volumes and yields along with actions to control costs. IP revenues, average daily volumes and yields increased 23.8%, 21.4% and 1.9%, respectively, compared with the first quarter of 1994.

  Airfreight revenues and average daily volumes increased 17.8% and 17.2%, respectively, compared with the first quarter of 1994 while yields remained unchanged. Most of the revenue and volume gains are attributable to growth in the Company's IXF service. During 1994, pricing actions were initiated which narrowed the price differential between ATA, a lower-priority service whose price is typically determined by market conditions, and IXF, a premium-priced, time-definite service. As a result, IXF average daily volumes and revenues grew significantly (92.8% and 65.6%, respectively, over 1994's first quarter) and overall airfreight yields remained unchanged. Double-digit increases in airfreight revenues and volumes that the Company has experienced since the fourth quarter of 1994 are dependent upon continued customer demand and available capacity.

  The revenue decrease in International FedEx Logistics Services, Charter and other is primarily due to the sale, effective May 31, 1994, of the Company's German logistics subsidiary.

  Sustained improvement in the Company's international operations is dependent on continued growth in IP, the Company's ability to manage incremental costs associated with that growth and system efficiencies. To promote IP growth, aggressive sales and marketing efforts are targeting time-sensitive industries to capture new business. Also, as economic conditions improve in certain global markets, the Company's distribution network will be positioned to benefit from increased volumes associated with business growth. To contain costs, management will monitor customer demand patterns and make changes to its distribution network to make optimum use of Company resources. Furthermore, through technological advances that aid in the sorting, routing and delivery of packages, the Company has the ability to add limited incremental volume without adding a corresponding amount of incremental cost.


FINANCIAL CONDITION

Capital Expenditures and Resources
- ----------------------------------
  The Company's operations are capital intensive, characterized by significant investments in aircraft, package handling facilities, sort equipment, vehicles, and computer and telecommunication equipment. The amount and timing of capital additions are dependent on various factors including volume growth, new or enhanced services, geographical expansion of services, competition and availability of satisfactory financing.

  Capital expenditures for the first three months of 1995 totaled $244 million and included deposits on future Airbus A300 aircraft, vehicle and ground support equipment, and customer automation and computer equipment. In comparison, prior year first quarter additions totaled $394 million and included three MD-11 aircraft, three B727-200 aircraft, deposits on A300 aircraft, vehicle and ground support equipment, and customer automation and computer equipment.

  At August 31, 1994, the Company had commitments aggregating approximately
$1.1 billion, net of deposits and progress payments of $308 million, for the acquisition of 21 Airbus A300 and 25 Cessna 208B aircraft (scheduled for delivery through 1998), aircraft modifications and related parts and the development and upgrade of aircraft simulators. An estimated $390 million will be expended in the remainder of 1995, $456 million in 1996, $243 million in 1997 and $298 million in 1998, in connection with these commitments. At August 31, 1994, the Company also had options for up to 46 additional A300 aircraft for delivery beginning in 1997 and an option to purchase 25 additional Cessna 208B aircraft for delivery beginning in 1995. In addition, the Company has other commitments related to facility and other equipment acquisitions that approximated $309 million at August 31, 1994, of which an estimated
$246 million will be expended in the remainder of 1995.

  The Company has historically financed its capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Management's practice in recent years with respect to funding new aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off balance sheet operating leases under applicable accounting rules. Management has determined that these leases provide economic benefits favorable to ownership with respect to residual value risk, liquidity and after-tax cash flows. The Company has been successful in obtaining investment capital, both U.S. domestic and international, for long-term leases on terms acceptable to it although the marketplace for such capital can become restricted depending on a variety of economic factors beyond the control of the Company. The Company believes that for the foreseeable future it will continue to be able to find financing for its needs on acceptable terms.

  Management believes that the capital resources available to the Company provide it with the appropriate flexibility to gain access to the most efficient market with respect to any particular aircraft acquisition and afford adequate capital resources for its future capital needs. These resources include backstop financing for the 21 Airbus A300 aircraft the Company is committed to purchase in 1995 to 1998, $100 million of unsecured notes available under a shelf registration filed with the Securities and Exchange Commission in June 1992 and the ability to draw upon the public and private debt markets for leveraged lease financing.


Liquidity and Financial Position
- --------------------------------
  Cash and cash equivalents totaled $416 million, an increase of $23 million during the first three months of 1995. Cash provided from operations during the first three months was $238 million compared with $167 million for the same period in the prior year. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper.

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At the 1994 Annual Meeting of Stockholders held on September 26, 1994, the Company's stockholders elected the Class II Directors to serve for a three-year term expiring at the 1997 Annual Meeting. The tabulation of votes with respect to each nominee for office was:


                      Nominee                   For            Withheld
                 -----------------          ----------         --------
                 Ralph D. DeNunzio          50,836,310          458,274
                 Charles T. Manatt          50,836,622          457,962
                 Jackson W. Smart, Jr.      50,837,669          456,915
                 Joshua I. Smith            50,836,977          457,607


The stockholders also approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock from 100,000,000 shares to 200,000,000 shares by a vote of 42,021,535 to 9,002,512 with 270,537 abstentions and broker non-votes. The stockholders also approved the Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ended May 31, 1995 by a vote of 51,169,972 to 72,433 with 52,179 abstentions and broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  Exhibits.

     Exhibit
     Number     Description of Exhibit
     -------    ----------------------
     10.1       First Amendment to the Federal Express Corporation Retirement
                  Parity Pension Plan.

     11.1       Statement re Computation of Earnings Per Share.

     12.1       Computation of Ratio of Earnings to Fixed Charges.

     15.1       Letter re Unaudited Interim Financial Statements.

     27.1       Financial Data Schedule

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarter ended August 31, 1994.

                                     SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION
                                           (Registrant)



Date: October 13, 1994                   /s/ GRAHAM R. SMITH
                                   ------------------------------
                                   GRAHAM R. SMITH
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                EXHIBIT INDEX
                                -------------

Exhibit
Number     Description of Exhibit
- -------    ----------------------

10.1 First Amendment to the Federal Express Corporation Retirement Parity Pension Plan.

11.1       Statement re Computation of Earnings Per Share.

12.1       Computation of Ratio of Earnings to Fixed Charges.

15.1       Letter re Unaudited Interim Financial Statements.

27.1       Financial Data Schedule.