Form 10-Q
period 1994-11-30
FEDERAL EXPRESS CORP
filed 1995-01-13
CIK 230211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1994, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                  Outstanding Shares at December 31, 1994
Common Stock, par value $.10 per share                 55,944,930



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                            PAGE

Condensed Consolidated Balance Sheets
   November 30, 1994 and May 31, 1994. . . . . . . . . . . . . . . . . . .   3-4

Condensed Consolidated Statements of Operations
   Three and Six Months Ended November 30, 1994 and 1993 . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows
   Six Months Ended November 30, 1994 and 1993 . . . . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .  7-11

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants . . . . . . . . . . . . . . . . . . .    12

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .    13

Management's Discussion and Analysis of Results of Operations
   and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . 14-20



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .    21


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                        November 30,
                                                            1994         May 31,
                                                        (Unaudited)       1994
                                                        ------------  -----------
                                                             (In thousands)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . .  $   245,965   $   392,923

   Receivables, less allowance for doubtful accounts
     of $34,245,000 and $33,933,000. . . . . . . . . .    1,152,679     1,020,511
   Spare parts, supplies and fuel. . . . . . . . . . .      174,816       173,993
   Deferred income taxes . . . . . . . . . . . . . . .      113,360       113,035
   Prepaid expenses and other. . . . . . . . . . . . .       59,080        61,234
                                                        -----------   -----------

      Total current assets . . . . . . . . . . . . . .    1,745,900     1,761,696
                                                        -----------   -----------

Property and Equipment, at Cost (Note 6) . . . . . . .    7,234,678     6,890,225
   Less accumulated depreciation and amortization. . .    3,701,073     3,441,132
                                                        -----------   -----------

      Net property and equipment . . . . . . . . . . .    3,533,605     3,449,093
                                                        -----------   -----------


Other Assets:
   Goodwill. . . . . . . . . . . . . . . . . . . . . .      406,664       415,178
   Equipment deposits and other assets (Note 6). . . .      365,843       366,531
                                                        -----------   -----------

      Total other assets . . . . . . . . . . . . . . .      772,507       781,709
                                                        -----------   -----------

                                                        $ 6,052,012   $ 5,992,498
                                                        -----------   -----------
                                                        -----------   -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                        November 30,
                                                            1994        May 31,
                                                        (Unaudited)      1994
                                                        ------------  -----------
                                                             (In thousands)
Current Liabilities:
   Current portion of long-term debt (Note 3). . . . .  $    80,522   $   198,180
   Accounts payable. . . . . . . . . . . . . . . . . .      530,372       518,849
   Accrued expenses (Note 2) . . . . . . . . . . . . .      897,806       819,399
                                                        -----------   -----------

      Total current liabilities. . . . . . . . . . . .    1,508,700     1,536,428
                                                        -----------   -----------

Long-Term Debt, Less Current Portion (Note 3). . . . .    1,470,463     1,632,202
                                                        -----------   -----------

Deferred Income Taxes. . . . . . . . . . . . . . . . .        1,922         3,563
                                                        -----------   -----------

Other Liabilities. . . . . . . . . . . . . . . . . . .      989,612       895,600
                                                        -----------   -----------
Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
   Common Stock, $.10 par value;
     200,000,000 shares authorized; 55,955,418 and
     55,885,456 shares issued. . . . . . . . . . . . .        5,596         5,589
   Other . . . . . . . . . . . . . . . . . . . . . . .    2,075,719     1,919,116
                                                        -----------   -----------

      Total common stockholders' investment. . . . . .    2,081,315     1,924,705
                                                        -----------   -----------

                                                        $ 6,052,012   $ 5,992,498
                                                        -----------   -----------
                                                        -----------   -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended         Six Months Ended
                                             November 30,              November 30,
                                        ----------------------    ----------------------
                                           1994        1993          1994        1993
                                        ----------  ----------    ----------  ----------
                                            (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . .  $2,358,765  $2,121,525    $4,589,892  $4,137,250
                                        ----------  ----------    ----------  ----------
Operating Expenses:
   Salaries and employee benefits. . .   1,105,875   1,024,819     2,167,683   2,016,880
   Rentals and landing fees. . . . . .     199,306     172,323       387,936     338,532
   Depreciation and amortization . . .     161,585     147,935       318,517     293,161
   Fuel. . . . . . . . . . . . . . . .     127,747     119,076       245,104     233,812
   Maintenance and repairs . . . . . .     133,219     115,899       269,402     235,793
   Other . . . . . . . . . . . . . . .     454,657     391,755       881,889     767,447
                                        ----------  ----------    ----------  ----------
                                         2,182,389   1,971,807     4,270,531   3,885,625
                                        ----------  ----------    ----------  ----------


Operating Income . . . . . . . . . . .     176,376     149,718       319,361     251,625
                                        ----------  ----------    ----------  ----------

Other Income (Expense):
   Interest, net . . . . . . . . . . .     (30,462)    (36,584)      (63,449)    (73,851)
   Other, net. . . . . . . . . . . . .       5,206      (2,595)        2,475      (6,400)
                                        ----------  ----------    ----------  ----------
                                           (25,256)    (39,179)      (60,974)    (80,251)
                                        ----------  ----------    ----------  ----------

Income Before Income Taxes . . . . . .     151,120     110,539       258,387     171,374

Income Tax Provision . . . . . . . . .      64,981      50,848       111,106      78,832
                                        ----------  ----------    ----------  ----------

Net Income . . . . . . . . . . . . . .  $   86,139  $   59,691    $  147,281  $   92,542
                                        ----------  ----------    ----------  ----------
                                        ----------  ----------    ----------  ----------

Earnings per Share . . . . . . . . . .  $     1.53  $     1.07    $     2.61  $     1.67
                                        ----------  ----------    ----------  ----------
                                        ----------  ----------    ----------  ----------

Common and Common Equivalent
   Shares (Note 5) . . . . . . . . . .      56,385      55,850        56,500      55,518
                                        ----------  ----------    ----------  ----------
                                        ----------  ----------    ----------  ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                            November 30,
                                                          1994        1993
                                                       ----------  ----------
                                                           (In thousands)
Net Cash Provided by Operating Activities. . . . . . .  $ 465,968   $ 379,167
                                                        ---------   ---------
Investing Activities:
   Purchases of property and equipment, including
     deposits on aircraft of $62,130,000 and
     $65,667,000 . . . . . . . . . . . . . . . . . . .   (479,498)   (762,632)
   Proceeds from disposition of property
     and equipment:
       Sale-leaseback transactions . . . . . . . . . .          -     581,400
       Reimbursements of A300 deposits . . . . . . . .     77,588           -
       Other dispositions. . . . . . . . . . . . . . .     15,144      19,397
   Other, net. . . . . . . . . . . . . . . . . . . . .     52,801       2,258
                                                        ---------   ---------
Net cash used in investing activities. . . . . . . . .   (333,965)   (159,577)
                                                        ---------   ---------

Financing Activities:
   Proceeds from debt issuances. . . . . . . . . . . .     45,460      10,558
   Principal payments on debt. . . . . . . . . . . . .   (327,431)    (51,602)
   Proceeds from stock issuances . . . . . . . . . . .      3,010      27,777
   Other, net. . . . . . . . . . . . . . . . . . . . .          -      (2,509)
                                                        ---------   ---------
Net cash used in financing activities. . . . . . . . .   (278,961)    (15,776)
                                                        ---------   ---------


Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . . . . . . .   (146,958)    203,814
Cash and cash equivalents at beginning of period . . .    392,923     155,456
                                                        ---------   ---------

Cash and cash equivalents at end of period . . . . . .  $ 245,965   $ 359,270
                                                        ---------   ---------
                                                        ---------   ---------


Cash payments for:
   Interest (net of capitalized interest). . . . . . .  $  79,827   $  74,404
                                                        ---------   ---------
                                                        ---------   ---------
   Income taxes. . . . . . . . . . . . . . . . . . . .  $  91,287   $  68,796
                                                        ---------   ---------
                                                        ---------   ---------


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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of November 30, 1994, the consolidated results of their operations for the three- and six-month periods ended November 30, 1994 and 1993, and their consolidated cash flows for the six-month periods ended November 30, 1994 and 1993. Operating results for the three- and six-month periods ended November 30, 1994 are not necessarily indicative of the results that may be expected for the year ending May 31, 1995.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                             November 30,
                                                1994         May 31,
                                             (Unaudited)      1994
                                             -----------    --------
                                                  (In thousands)
     Compensated absences. . . . . . . . .    $185,860      $180,105
     Insurance . . . . . . . . . . . . . .     168,998       156,906
     Taxes other than income taxes . . . .     133,421       130,801
     Employee benefits . . . . . . . . . .     105,254        86,352
     Salaries. . . . . . . . . . . . . . .     104,011        82,563
     Aircraft overhaul . . . . . . . . . .      58,225        50,933
     Federal income taxes. . . . . . . . .      41,369        34,775
     Interest. . . . . . . . . . . . . . .      30,218        32,374
     Other . . . . . . . . . . . . . . . .      70,450        64,590
                                              --------      --------
                                              $897,806      $819,399
                                              --------      --------
                                              --------      --------

(3)  LONG-TERM DEBT

                                                       November 30,
                                                          1994         May 31,
                                                       (Unaudited)      1994
                                                       -----------    --------
                                                           (In thousands)
     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2013 . . . . . . . $1,187,177   $1,384,942
     Unsecured sinking fund debentures, interest . . .
       rate of 9.63%, due through 2020 . . . . . . . .     98,289       98,254
     Capital lease obligations, Memphis-Shelby County
       Airport Authority Special Facilities Revenue
       Bonds, due through 2013, interest rates of
       6.75% to 8.30%, net of bond reserve funds . . .    199,004      199,004
     Other debt, effective rates of 5.83% to 6.80% . .     66,515      148,182
                                                       ----------   ----------
                                                        1,550,985    1,830,382
     Less current portion                                  80,522      198,180
                                                       ----------   ----------
                                                       $1,470,463   $1,632,202
                                                       ----------   ----------
                                                       ----------   ----------


     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 1996, all of which was available at November 30, 1994. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

     In September 1994, the City of Indianapolis issued $45,000,000 of 6.80% City of Indianapolis Airport Facility Revenue Refunding Bonds to retire the 11.25% Indianapolis Special Facilities Revenue Bonds, Series 1984 which were originally issued to finance the acquisition, construction and equipping of an express package sorting hub located at the Indianapolis International Airport and currently leased to the Company. The Refunding Bonds have a maturity date of April 1, 2017. See Note 6 Commitments for a discussion of additional commitments relating to the Company's facilities at the Indianapolis Airport.

     In 1993, the Company entered into a $140,000,000 foreign bank facility to provide term loans for predelivery payments on seven Airbus A300 aircraft. Principal and interest are payable upon delivery of the aircraft. As of November 30, 1994, the Company had $20,000,000 outstanding under this facility at an effective interest rate of 5.83%.

(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of November 30, 1994, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the six-month period ended November 30, 1994, 69,962 shares of common stock were issued under employee incentive plans at prices ranging from $34.31 to $62.94 per share. During the same period, 3,750 shares of non-vested restricted common stock were forfeited. The forfeited shares were recorded as treasury stock at a cost of $61.75 per share.

     On September 26, 1994, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 to 200,000,000 shares.


(6)  COMMITMENTS

     As of November 30, 1994, the Company's purchase commitments for the remainder of 1995 and annually thereafter under various contracts are as follows (in thousands):

                                   Aircraft-
                        Aircraft   Related(1)   Other(2)      Total
                        --------   ----------   --------     --------
     1995 (remainder)   $217,600    $ 39,100    $188,500     $445,200
     1996                486,700       5,900      23,900      516,500
     1997                234,200       8,300       5,700      248,200
     1998                293,500           -      21,300      314,800
     1999                      -           -      15,600       15,600

     (1) Primarily aircraft modifications, rotables, and development and upgrade of aircraft simulators.

     (2)  Primarily facilities, vehicles, computers and other equipment.

     The Company is committed to purchase 19 Airbus A300, one Airbus A310 and 50 Cessna 208B aircraft to be delivered through 1998. At November 30, 1994, deposits and progress payments of $289,135,000 had been made toward these purchases. At November 30, 1994, the Company had options to purchase up to 44 additional Airbus A300 aircraft for delivery beginning in 1997.

     During the six-month period ended November 30, 1994, the Company acquired four Airbus A300 aircraft under operating leases. These aircraft were included as purchase commitments as of May 31, 1994. At the time of delivery, the Company sold its rights to purchase these aircraft to each of four third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     In October 1994, the Indianapolis Airport Authority issued $237,755,000 of 7.10% Special Facilities Revenue Bonds, due January 15, 2017, to finance the acquisition, construction and equipping of express cargo and parcel sorting facilities. The Company is obligated under an operating lease agreement with the Indianapolis Airport Authority to pay rentals equal to the principal and interest on the bonds.

     Additional lease commitments for the four Airbus A300 aircraft, two DC-10-10 aircraft acquired during the period, and the Indianapolis Airport Authority sorting facilities are as follows (in thousands):

                         1995           $    3,225
                         1996               29,909
                         1997               33,681
                         1998               39,117
                         1999               42,142
                         Thereafter      1,179,580


(7)  LEGAL PROCEEDINGS

     The Company has reached a settlement to the shareholder class-action lawsuit filed in 1990 against it, Frederick W. Smith, Chairman and Chief Executive Officer, and James L. Barksdale, the Company's former Executive Vice President and Chief Operating Officer. The settlement was approved on December 21, 1994 and an order dismissing the case with prejudice was entered by the United States District Court for the Western District of Tennessee. Any appeal from the order must be filed by January 21, 1995. The settlement was for an immaterial amount (the Company's portion of which has been recorded in the 1994 financial statements). The Company's insurance carrier will pay a majority of the settlement amount. Notice of the settlement has been mailed to purchasers of the Company's common stock affected by the settlement agreement and claims of the purchasers should be paid in 1995.

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

     Given the inherent uncertainties in the excise tax matter, management is currently unable to predict with certainty the outcome of this matter or the ultimate effect, if any, its resolution would have on the Company's financial condition or results of operations. No amount has been reserved for this contingency.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS







  Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1994, and the related condensed consolidated statements of operations for the three- and six-month periods ended November 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six-month periods ended
November 30, 1994 and 1993, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1994 and the related condensed consolidated statements of operations for the three- and six-month periods ended November 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





Memphis, Tennessee,
December 13, 1994

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The Company's second quarter and year-to-date consolidated results reflect significant year-over-year improvement in its international operations. U.S. domestic results, because of a continuing trend of declines in revenue per package (yield) exceeding reductions in cost per package, worsened compared with the prior year's second quarter and year-to-date periods.

     A comparison of second quarter and year-to-date consolidated results is presented below (in millions, except per share data):


                                       Three Months Ended     Six Months Ended
                                          November 30,          November 30,
                                       ------------------     ----------------
                                         1994      1993        1994     1993
                                        ------    ------      ------   ------
     Revenues. . . . . . . . . . . . . . $2,359   $2,122      $4,590   $4,137
     Operating Income. . . . . . . . . .    176      150         319      252
     Pre-tax Income. . . . . . . . . . .    151      111         258      171
     Net Income. . . . . . . . . . . . .     86       60         147       93

     Earnings per share. . . . . . . . . $ 1.53   $ 1.07      $ 2.61   $ 1.67

     The revenue increases of 11.2% and 10.9% for the quarter and year-to-date periods, respectively, are primarily attributable to volume growth in U.S. domestic and international express services. Operating income increases of 17.8% and 26.9% for the quarter and year-to-date periods, respectively, are due to improvements in the Company's international operations but these improvements were restrained by continuing declines in U.S. domestic profitability.

     Total operating expenses increased 10.7% and 9.9% compared with the prior year's second quarter and year-to-date periods, respectively. The detail for total operating expenses is presented below (in millions):

                                       Three Months Ended    Six Months Ended
                                          November 30,         November 30,
                                       ------------------     ----------------
                                         1994      1993        1994     1993
                                        ------    ------      ------   ------
     Salaries and employee benefits. . . $1,106   $1,025      $2,168   $2,017
     Rentals and landing fees. . . . . .    199      172         388      339
     Depreciation and amortization . . .    162      148         319      293
     Fuel. . . . . . . . . . . . . . . .    128      119         245      234
     Maintenance and repairs . . . . . .    133      116         269      236
     Other . . . . . . . . . . . . . . .    454      392         882      767
                                        ------    ------      ------   ------
                                        $2,182    $1,972      $4,271   $3,886
                                        ------    ------      ------   ------
                                        ------    ------      ------   ------

     Salaries and employee benefits increases of 7.9% and 7.5% for the quarter and year-to-date periods, respectively, are primarily due to increases in U.S. domestic employment levels associated with rising U.S. domestic volumes. Increased provisions under the Company's performance-based incentive compensation plans also contributed to year-to-date increases.

     Rentals and landing fees increased 15.7% and 14.6% compared with the prior year's second quarter and year-to-date periods, respectively, primarily because of newly leased Airbus A300 and Airbus A310 aircraft acquired in response to growing U.S. domestic volumes. At November 30, 1994, there were six A300 and five A310 aircraft under operating leases. No such aircraft were leased at November 30, 1993. The year-to-date increase in rentals and landing fees is also attributable to additional MD-11 leases. During the first six months of 1995, the Company had thirteen MD-11 aircraft under operating leases. During the same period in 1994, the Company increased the number of MD-11s under operating leases from seven to thirteen aircraft. Aircraft rental expense is expected to continue to increase for the remainder of 1995 because of additional DC-10, A300 and A310 leases. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 Commitments.)

     Maintenance and repairs expense increased 14.9% and 14.3% compared with the prior year's second quarter and year-to-date periods, respectively, due to increased engine maintenance on B-727 and MD-11 aircraft. The engines of both aircraft types are the subject of maintenance directives issued by regulatory agencies. These directives require the Company to assess and, where applicable, take corrective action on the aircraft engines. Additionally, the older MD-11s are beginning to enter their initial cycle of scheduled engine maintenance. It is expected that this trend of increased year-over-year maintenance and repairs expense will continue for the remainder of 1995.

     Other operating expense increases of 16.1% and 14.9% compared with the prior year's second quarter and year-to-date periods, respectively, are generally attributable to year-over-year increases in volume. Most notable are those expenses related to the transportation of packages by outside contractors and temporary manpower. Advertising expense also contributed to the year-to-date increase in other operating expense.


OTHER INCOME AND EXPENSE AND INCOME TAXES

     Decreases in net interest expense of 16.7% and 14.1% compared with 1994's second quarter and year-to-date periods is due primarily to lower debt levels. Other, net includes a $5.9 million distribution ($.06 earnings per share for the quarter) from the bankruptcy estate of a firm engaged by the Company in 1990 to remit payments of employees' withholding taxes to the appropriate authorities. During the third quarter of 1991, the Company recorded a $32 million charge to other income and expense for an estimated probable loss due to the failure of the firm to remit taxes due. The Company expects to receive additional distributions from the firm's bankruptcy estate depending on the outcome of preference litigation and other pending bankruptcy matters against the firm.

     The Company's effective tax rate was 43.0% for the three and six month periods ended November 30, 1994, compared with 46.0% for the same periods in the prior year. During the first quarter of 1995, the Company implemented a legal restructuring of its Mexico operations which permits the one-time deduction in 1995 of certain items for U.S. federal income tax purposes that were not deductible in prior years.

U.S. DOMESTIC SERVICES

     Operating results and selected statistics for U.S. domestic services are as follows (dollars in millions, except yields):


                                       Three Months Ended    Six Months Ended
                                          November 30,         November 30,
                                       ------------------     ----------------
                                         1994      1993*       1994     1993*
                                        ------    ------      ------   ------
     Revenues. . . . . . . . . . . . . . $1,697   $1,538     $3,331    $3,018
     Operating Income. . . . . . . . . .    134      148        254       283
     Operating Margin. . . . . . . . . .    7.9%     9.6%       7.6%      9.4%
     Express Package Statistics:
       Average daily packages (000s) . .  2,057    1,781      1,973     1,706
       Revenue per package . . . . . . . $12.79   $13.57     $12.95    $13.65

     Operating weekdays. . . . . . . . .     63       63        128       128

* Certain prior period information reflects a reclassification of certain revenues and volumes to conform to the current year classification of these services as express package business.

     The Company's U.S. domestic revenues grew 10.3% and 10.4% for the quarter and year-to-date periods, respectively, while expenses rose 12.4% and 12.5% compared to the same periods in the prior year, resulting in continuing declines in operating margins. These declines in operating margin are primarily a function of declines in per package revenues (down 5.7% and 5.1% compared with 1994's second quarter and year-to-date periods, respectively) exceeding reductions in cost per package (down 3.2% and 3.0% compared with 1994's second quarter and year-to-date periods, respectively). Compared with the same periods in the prior year, average daily volumes increased 15.5% and 15.6%, respectively. Additionally, the Company continued to make expenditures which are expected to reduce unit costs in the future, e.g., pilot training for the new Airbus A300 and A310 aircraft and improved customer automation systems. While the Company reduced certain of its domestic costs, other costs related to maintenance and repairs on B-727 aircraft and expenses related to outside transportation costs increased. Sales of engine noise reduction kits during the second quarter contributed an incremental $11 million to operating income.

     The Company's U.S. domestic results for the second quarter were affected by competitive pressures prevalent in the U.S. domestic express market. These pressures, together with persistent customer demand for high quality express delivery services at lower prices, have created an extremely price-sensitive U.S. domestic express market.

     The Company has responded to these competitive pressures by offering lower-priced deferred services and increasing discounting. These actions have resulted in greater revenues and volumes but lower operating margins because the Company has not been able to offset declines in revenues per package with corresponding reductions in unit costs. Yields are expected to continue to fall because of faster growth in deferred services compared with priority services and selective discounting.

     The Company is working to improve its current level of U.S. domestic profitability by seeking ways to lower unit costs, managing the decline in yield, and cultivating close working relationships with its customers.

     The Company is acquiring newer and more efficient Airbus A300 and A310 aircraft. These aircraft have an increased revenue payload and, compared to B-727 aircraft, have lower unit operating costs for appropriate load factors for fuel consumption, maintenance and crew manning. The most significant benefit of these aircraft will ultimately be realized on scheduled routes where more than one B-727 aircraft can be replaced with a single A300 or A310 aircraft and where incremental volume can be absorbed without adding additional aircraft. However, ownership costs, in absolute dollars, are higher for the A300 and A310 aircraft than for the older B-727 aircraft.

     The Company is also reducing the cost of handling packages through increased automation of its package pick-up, delivery, sorting and transportation operations. The Airport Improvements Act eliminated many of the intrastate transportation regulations that restricted the maximum use of the Company's lower cost ground transportation system. With these regulations eliminated, management anticipates more effective use of its ground transportation network which is expected to reduce unit costs in the long term. In addition, continued investment in customer and hub automation, larger load carrying vehicles, additional drop-off locations and other programs are expected to lower unit costs for additional future volumes.

     Management recognizes the importance of enhancing effective working relationships with its customers, especially in the highly competitive market in which the Company operates. Accordingly, the Company continues to focus on increasing the number of convenience locations, implementing direct airport service to new locations, developing alliances with retail businesses and increasing the placement of customer automation devices. The Company also intends to intensify its sales and marketing efforts by increasing its advertising expenditures, adding sales personnel, and targeting selected customer groups for special marketing programs.

     The Company's strategy for its U.S. domestic operations emphasizes those actions which management believes will produce the greatest long-term benefit. Competitive pressure and the customers' increased use of deferred services are expected to continue to cause yields to decline. However, management believes a combination of more efficient aircraft, improved automation, and expanded use of ground transportation will over the long term reduce the Company's cost per package and stabilize the declines in operating profits and margins. In the near term, however, it is expected that competitive activity and changes in customer demand patterns will continue to pressure the Company's U.S. domestic operating profits and margins.

INTERNATIONAL SERVICES

     Operating results and selected package and airfreight statistics for international operations are as follows (dollars in millions, except yields):

                                                  Three Months Ended   Six Months Ended
                                                     November 30,        November 30,
                                                  ------------------   ----------------
                                                    1994      1993*     1994     1993*
                                                   ------    ------    ------   ------
Revenues:
     International Priority Services (IP). . . . . $  415    $  326    $  795   $  633
     International EXPRESSfreight (IXF)
       and Airport-to-Airport (ATA)
       airfreight services . . . . . . . . . . . .    156       140       299      261
     International FedEx Logistics
     Services, Charter and other . . . . . . . . .     91       118       165      225
                                                   ------    ------    ------   ------
                                                      662       584     1,259    1,119
                                                   ------    ------    ------   ------

   Operating Income (Loss) . . . . . . . . . . . . $   43    $    2    $   65   $  (31)
   Operating Margin. . . . . . . . . . . . . . . .    6.5%      0.4%      5.2%    (2.8)%
   Package and Airfreight Statistics:
     Average daily IP packages (000s). . . . . . .    163       133       156      127
     Revenue per package (yield) . . . . . . . . . $40.50    $38.99    $39.94   $38.81
     Average daily airfreight pounds (000s). . . .  2,326     1,966     2,203    1,871
     Revenue per pound (Yield) . . . . . . . . . . $ 1.07    $ 1.13    $ 1.06   $ 1.09

* Certain prior period information reflects a reclassification of certain revenues and volumes to conform to the current year classification of these services as express package or airfreight business.

     The Company's international operating results for the quarter and year-to-date periods reflect continued year-over-year growth in profitability. Revenues increased 13.4% and 12.5% compared with the prior year's quarter and year-to-date periods, respectively, while expenses increased 6.5% and 3.8% compared with these same periods. Most of the improvement in profitability is attributable to strong growth in the Company's International Priority Services (IP). Revenues, average daily volumes and yields for IP increased 27.3%, 22.6% and 3.9%, respectively, compared with the second quarter of 1994 while these same factors increased 25.6%, 22.1% and 2.9%, respectively, compared with the first six months of 1994.

     Airfreight revenues and average daily volumes increased 11.8% and 18.3%, respectively, compared with the second quarter of 1994 and increased 14.6% and 17.7%,respectively, compared with the first six months of 1994. Yields declined 5.3% and 2.8% compared with the prior year's second quarter and year-to-date periods, respectively. Most of the revenue and volume gains are attributable to growth in the Company's IXF service. To encourage this growth, management continued its marketing and advertising efforts on IXF, a premium-priced, time-definite service, and the Company sustained high service levels. Additionally, during 1994, pricing actions were initiated which narrowed the price differential between ATA, a lower-priority service whose price is typically determined by capacity and market conditions, and IXF. As a result of these factors, IXF average daily volumes and revenues grew significantly (61.4% and 35.7%, respectively, over 1994's second quarter and 73.5% and 47.2%, respectively, over the first six months of
1994). Double-digit increases in airfreight revenues and volumes that the Company has experienced since the fourth quarter of 1994 are dependent upon continued customer demand and available capacity.

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

     Capital expenditures for the first six months of 1995 totaled $479 million and included vehicle and ground support equipment, customer automation and computer equipment and deposits on future Airbus A300 aircraft. In comparison, prior year additions totaled $763 million and included five MD-11 aircraft, three B-727-200 aircraft, deposits on A300 aircraft, vehicle and ground support equipment, and customer automation and computer equipment.

     At November 30, 1994, the Company had commitments aggregating approximately $1.0 billion, net of deposits and progress payments of $289 million, for the acquisition of 19 Airbus A300, one Airbus A310 and 50 Cessna 208B aircraft (scheduled for delivery through 1998), aircraft modifications and related parts and the development and upgrade of aircraft simulators. An estimated $257 million will be expended in the remainder of 1995, $493 million in 1996, $243 million in 1997 and $294 million in 1998, in connection with these commitments.

At November 30, 1994, the Company also had options for up to 44 additional Airbus A300 aircraft for delivery beginning in 1997. In addition, the Company has other commitments related to facility and other equipment acquisitions that approximated $255 million at November 30, 1994, of which an estimated $189 million will be expended in the remainder of 1995.

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

     In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to $465 million of equipment trust and pass through certificates. These certificates can be used to finance the purchase of aircraft or to finance aircraft in leveraged lease transactions.

     Management believes that the capital resources available to the Company provide it with the appropriate flexibility to gain access to the most efficient market with respect to any particular aircraft acquisition and afford adequate capital resources for its future capital needs. These resources include backstop financing for the 19 Airbus A300 aircraft the Company is committed to purchase in 1995 to 1998, $100 million of unsecured notes available under a shelf registration filed with the Securities and Exchange Commission in June 1992, $465 million of equipment trust and pass through certificates available as discussed above, and the ability to draw upon the public and private debt markets for leveraged lease financing.


LIQUIDITY AND FINANCIAL POSITION

     Cash and cash equivalents totaled $246 million at November 30, 1994, a decrease of $147 million during the first six months of 1995. Cash provided from operations during the first six months was $466 million compared with $379 million for the same period in the prior year. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Note 7 Legal Proceedings in Part I is hereby incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number   Description of Exhibit
     -------  ----------------------

     10.1 Indenture dated as of October 1, 1994 between Indianapolis Airport Authority and NBD Bank, N.A., as Trustee, relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.

     10.2 Guaranty dated as of October 1, 1994 from Registrant to NBD Bank, N.A. relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.

     10.3 Land and Special Facilities Lease Agreement dated as of October 1, 1994 between Registrant and the Indianapolis Airport Authority relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.

     11.1     Statement re Computation of Earnings Per Share.

     12.1     Computation of Ratio of Earnings to Fixed Charges.

     15.1     Letter re Unaudited Interim Financial Statements.

     27.1     Financial Data Schedule.


(b)  Reports on Form 8-K.

     During the quarter ended November 30, 1994, the Registrant filed one Current Report on Form 8-K. The report was dated September 14, 1994 and filed under Item 7, Financial Statements and Exhibits. The report contained
(1) Registrant's Computation of Ratio of Earnings to Fixed Charges; (2) a press release dated September 14, 1994; and (3) Appendix A to a Preliminary Official Statement prepared with respect to the Indianapolis Airport Authority Special Facilities Revenue Bonds, Series 1994 (Federal Express Corporation Project).

                                    SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FEDERAL EXPRESS CORPORATION
                                      (Registrant)



Date:  January 12, 1995            /s/ JAMES S. HUDSON
                              ------------------------------
                              JAMES S. HUDSON
                              VICE PRESIDENT & CONTROLLER
                              (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number   Description of Exhibit
- -------  ----------------------

10.1 Indenture dated as of October 1, 1994 between Indianapolis Airport Authority and NBD Bank, N.A., as Trustee, relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.

10.2 Guaranty dated as of October 1, 1994 from Registrant to NBD Bank, N.A. relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.

10.3 Land and Special Facilities Lease Agreement dated as of October 1, 1994 between Registrant and the Indianapolis Airport Authority relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.

11.1     Statement re Computation of Earnings Per Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

15.1     Letter re Unaudited Interim Financial Statements.

27.1     Financial Data Schedule.