Form 10-Q
period 1995-02-28
FEDERAL EXPRESS CORP
filed 1995-04-13
CIK 230211

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1995, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.


                         COMMISSION FILE NUMBER:  1-7806


                           FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                               71-0427007
        (State of incorporation)                    (I.R.S. Employer
                                                   Identification No.)

          2005 Corporate Avenue                           38132
           Memphis, Tennessee                          (Zip Code)
          (Address of principal
           executive offices)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Common Stock                Outstanding Shares at March 31, 1995
 Common Stock, par value $.10 per share                56,078,095

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                            PAGE

Condensed Consolidated Balance Sheets
   February 28, 1995 and May 31, 1994. . . . . . . . . . . . . . . . .      3-4

Condensed Consolidated Statements of Operations
   Three and Nine Months Ended February 28, 1995 and 1994. . . . . . .        5

Condensed Consolidated Statements of Cash Flows
   Nine Months Ended February 28, 1995 and 1994. . . . . . . . . . . .        6

Notes to Condensed Consolidated Financial Statements . . . . . . . . .     7-11

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants . . . . . . . . . . . . . . . . .       12

Report of Independent Public Accountants . . . . . . . . . . . . . . .       13

Management's Discussion and Analysis of Results of Operations
   and Financial Condition . . . . . . . . . . . . . . . . . . . . . .    14-20



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .       21


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
- ------
                                                               February 28,
                                                                   1995           May 31,
                                                               (Unaudited)         1994
                                                               ------------    -----------
                                                                     (In thousands)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . .           $   259,247     $   392,923
   Receivables, less allowance for doubtful accounts
     of $33,460,000 and $33,933,000. . . . . . . . .             1,140,831       1,020,511
   Spare parts, supplies and fuel. . . . . . . . . .               175,095         173,993
   Deferred income taxes . . . . . . . . . . . . . .               112,066         113,035
   Prepaid expenses and other. . . . . . . . . . . .                68,731          61,234
                                                               ------------    -----------

       Total current assets. . . . . . . . . . . . .             1,755,970       1,761,696
                                                               ------------    -----------


Property and Equipment, at Cost (Note 6) . . . . . .             7,396,730       6,890,225
   Less accumulated depreciation and amortization. .             3,839,470       3,441,132
                                                               ------------    -----------

       Net property and equipment. . . . . . . . . .             3,557,260       3,449,093
                                                               ------------    -----------


Other Assets:
   Goodwill. . . . . . . . . . . . . . . . . . . . .               400,788         415,178
   Equipment deposits and other assets (Note 6). . .               421,696         366,531
                                                               ------------    -----------

       Total other assets. . . . . . . . . . . . . .               822,484         781,709
                                                               ------------    -----------

                                                               $ 6,135,714     $ 5,992,498
                                                               ------------    -----------
                                                               ------------    -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------

                                                                    February 28,
                                                                        1995           May 31,
                                                                    (Unaudited)         1994
                                                                    -----------     -----------
                                                                          (In thousands)
Current Liabilities:
   Current portion of long-term debt (Note 3). . . . . . . .        $    80,523     $   198,180
   Accounts payable. . . . . . . . . . . . . . . . . . . . .            546,042         518,849
   Accrued expenses (Note 2) . . . . . . . . . . . . . . . .            888,252         819,399
                                                                    -----------     -----------
       Total current liabilities . . . . . . . . . . . . . .          1,514,817       1,536,428
                                                                    -----------     -----------

Long-Term Debt, Less Current Portion (Note 3). . . . . . . .          1,449,184       1,632,202
                                                                    -----------     -----------

Deferred Income Taxes. . . . . . . . . . . . . . . . . . . .              5,419           3,563
                                                                    -----------     -----------

Other Liabilities. . . . . . . . . . . . . . . . . . . . . .          1,022,434         895,600
                                                                    -----------     -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
   Common Stock, $.10 par value;
      200,000,000 shares authorized; 56,042,794 and
      55,885,456 shares issued . . . . . . . . . . . . . . .              5,604           5,589
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .          2,138,256       1,919,116
                                                                    -----------     -----------

       Total common stockholders' investment . . . . . . . .          2,143,860       1,924,705
                                                                    -----------     -----------

                                                                     $ 6,135,714    $ 5,992,498
                                                                    -----------     -----------
                                                                    -----------     -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended            Nine Months Ended
                                                        February 28,                 February 28,
                                                  ------------------------     --------------------------
                                                     1995          1994           1995            1994
                                                  ----------    ----------     ----------      ----------
                                                            (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . . . . .      $2,332,594    $2,077,414     $6,922,486      $6,214,664
                                                  ----------    ----------     ----------      ----------
Operating Expenses:
  Salaries and employee benefits . . . . . .       1,133,199     1,020,574      3,300,882       3,037,454
  Rentals and landing fees . . . . . . . . .         211,705       181,516        599,641         520,048
  Depreciation and amortization. . . . . . .         165,071       151,976        483,588         445,137
  Fuel . . . . . . . . . . . . . . . . . . .         127,491       120,607        372,595         354,419
  Maintenance and repairs. . . . . . . . . .         128,111       108,457        397,513         344,250
  Other. . . . . . . . . . . . . . . . . . .         469,345       408,967      1,351,234       1,176,414
                                                  ----------    ----------     ----------      ----------
                                                   2,234,922     1,992,097      6,505,453       5,877,722
                                                  ----------    ----------     ----------      ----------


Operating Income . . . . . . . . . . . . . .          97,672        85,317        417,033         336,942
                                                  ----------    ----------     ----------      ----------
Other Income (Expense):
  Interest, net. . . . . . . . . . . . . . .         (26,933)      (35,132)       (90,382)       (108,983)
  Other, net (Note 8). . . . . . . . . . . .          39,975         7,532         42,450           1,132
                                                  ----------    ----------     ----------      ----------
                                                      13,042       (27,600)       (47,932)       (107,851)
                                                  ----------    ----------     ----------      ----------

Income Before Income Taxes . . . . . . . . .         110,714        57,717        369,101         229,091

Income Tax Provision . . . . . . . . . . . .          47,607        26,550        158,713         105,382
                                                  ----------    ----------     ----------      ----------

Net Income . . . . . . . . . . . . . . . . .      $   63,107    $   31,167     $  210,388      $  123,709
                                                  ----------    ----------     ----------      ----------
                                                  ----------    ----------     ----------      ----------

Earnings per Share . . . . . . . . . . . . .      $     1.12    $      .55     $     3.73      $     2.22
                                                  ----------    ----------     ----------      ----------
                                                  ----------    ----------     ----------      ----------

Common and Common Equivalent
  Shares (Note 5). . . . . . . . . . . . . .          56,374        56,445         56,458          55,827
                                                  ----------    ----------     ----------      ----------
                                                  ----------    ----------     ----------      ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                        February 28,
                                                                 -------------------------
                                                                   1995           1994
                                                                 ---------      ----------
                                                                     (In thousands)
Net Cash Provided by Operating Activities. . . . . . . . . .      $ 643,238      $ 459,025
                                                                  ---------     ----------
Investing Activities:
  Purchases of property and equipment, including
     deposits on aircraft of $85,305,000 and
     $87,690,000 . . . . . . . . . . . . . . . . . . . . . .       (703,126)      (913,560)
  Proceeds from disposition of property
     and equipment:
       Sale-leaseback transactions . . . . . . . . . . . . .             --        581,400
       Reimbursements of A300 deposits . . . . . . . . . . .         97,793             --
       Other dispositions. . . . . . . . . . . . . . . . . .         59,270         43,554
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .         66,309          2,368
                                                                  ---------      ---------
Net cash used in investing activities. . . . . . . . . . . .       (479,754)      (286,238)
                                                                  ---------      ---------

Financing Activities:
  Proceeds from debt issuances . . . . . . . . . . . . . . .         45,460         10,777
  Principal payments on debt . . . . . . . . . . . . . . . .       (349,511)      (156,655)
  Proceeds from stock issuances. . . . . . . . . . . . . . .          6,891         49,846
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .             --         (2,581)
                                                                  ---------      ---------
Net cash used in financing activities. . . . . . . . . . . .       (297,160)       (98,613)
                                                                  ---------      ---------
Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . . . . . . .       (133,676)        74,174
Cash and cash equivalents at beginning of period . . . . . .        392,923        155,456
                                                                  ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . .      $ 259,247      $ 229,630
                                                                  ---------      ---------
                                                                  ---------      ---------

Cash Payments for:
  Interest (net of capitalized interest) . . . . . . . . . .      $  89,795      $  95,843

                                                                  ---------      ---------
                                                                  ---------      ---------
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .      $ 135,512      $ 102,902
                                                                  ---------      ---------
                                                                  ---------      ---------


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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of February 28, 1995, the consolidated results of their operations for the three- and nine-month periods ended February 28, 1995 and 1994, and their consolidated cash flows for the nine-month periods ended February 28, 1995 and 1994. Operating results for the three- and nine-month periods ended February 28, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1995.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES


                                                  February 28,
                                                     1995              May 31,
                                                  (Unaudited)           1994
                                                 -------------        --------
                                                          (In thousands)
     Compensated absences. . . . . . . . . .       $189,595           $180,105
     Insurance . . . . . . . . . . . . . . .        170,209            156,906
     Taxes other than income taxes . . . . .        142,158            130,801
     Employee benefits . . . . . . . . . . .         97,612             86,352
     Salaries. . . . . . . . . . . . . . . .         66,749             82,563
     Aircraft overhaul . . . . . . . . . . .         56,138             50,933
     Interest. . . . . . . . . . . . . . . .         50,740             32,374
     Federal income taxes. . . . . . . . . .         40,058             34,775
     Other . . . . . . . . . . . . . . . . .         74,993             64,590
                                                   --------           --------
                                                   $888,252           $819,399
                                                   --------           --------
                                                   --------           --------


(3)  LONG-TERM DEBT


                                                                           February 28,
                                                                               1995          May 31,
                                                                            (Unaudited)       1994
                                                                           ------------   ----------
                                                                                  (In thousands)
     Unsecured notes payable, interest rates of
        6.25% to 10.57%, due through 2013. . . . . . . . . . . . . . .      $1,187,295    $1,384,942
     Unsecured sinking fund debentures, interest
        rate of 9.63%, due through 2020. . . . . . . . . . . . . . . .          98,306        98,254
     Capital lease obligations, Memphis-Shelby County
        Airport Authority Special Facilities Revenue
        Bonds, due through 2013, interest rates of
        6.75% to 8.30%, net of bond reserve funds. . . . . . . . . . .         199,004       199,004
     Other debt, interest rate of 6.80%. . . . . . . . . . . . . . . .          45,102       148,182
                                                                             ---------    ----------
                                                                             1,529,707     1,830,382
        Less current portion . . . . . . . . . . . . . . . . . . . . .          80,523       198,180
                                                                             ---------    ----------
                                                                            $1,449,184    $1,632,202
                                                                             ---------    ----------
                                                                             ---------    ----------


     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 1996, all of which was available at February 28, 1995. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Borrowings under this credit agreement and commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

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

     In 1993, the Company entered into a $140,000,000 foreign bank facility which provided term loans for predelivery payments on seven Airbus A300 aircraft. As of February 28, 1995, the outstanding balance under this facility had been repaid.

(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of February 28, 1995, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the nine-month period ended February 28, 1995, 157,338 shares of common stock were issued under employee incentive plans at prices ranging from $30.56 to $62.94 per share. During the same period, 3,750 shares of non-vested restricted common stock were forfeited. The forfeited shares were recorded as treasury stock at a cost of $61.75 per share.

     On September 26, 1994, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 to 200,000,000 shares.


(6)  COMMITMENTS

     As of February 28, 1995, the Company's purchase commitments for the remainder of 1995 and annually thereafter under various contracts are as follows (in thousands):


                                          Aircraft-
                           Aircraft       Related(1)     Other(2)      Total
                           --------       ----------     --------     --------
    1995 (remainder)       $208,700       $ 21,400       $144,200     $374,300
    1996                    430,700         73,300        211,000      715,000
    1997                    225,800          4,200         36,400      266,400
    1998                    289,100             --         24,400      313,500
    1999                     59,800             --         15,600       75,400

     (1) Primarily aircraft modifications, rotables, and development and upgrade of aircraft simulators.

     (2)  Primarily facilities, vehicles, computers and other equipment.

     The Company is committed to purchase 18 Airbus A300, seven Airbus A310 and 45 Cessna 208B aircraft to be delivered through 1999. At February 28, 1995, deposits and progress payments of $296,105,000 had been made toward these purchases. At February 28, 1995, the Company had options to purchase up to 44 additional Airbus A300 aircraft for delivery beginning in 1997.

     During the nine-month period ended February 28, 1995, the Company acquired five Airbus A300 aircraft under operating leases. These aircraft were included as purchase commitments as of May 31, 1994. At the time of delivery, the Company sold its rights to purchase these aircraft to each of five third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

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

     Additional lease commitments for the five Airbus A300 aircraft, two DC-10-10 aircraft acquired during the period, and the Indianapolis Airport Authority sorting facilities are as follows (in thousands):

                    1995           $    3,200
                    1996               32,600
                    1997               39,900
                    1998               45,200
                    1999               54,900
                    Thereafter      1,322,800

(7)  LEGAL PROCEEDINGS

     The Company has reached a settlement to the shareholder class-action lawsuit filed in 1990 against it, Frederick W. Smith, Chairman and Chief Executive Officer, and James L. Barksdale, the Company's former Executive Vice President and Chief Operating Officer. The settlement was approved on December 21, 1994 and an order dismissing the case with prejudice was entered by the United States District Court for the Western District of Tennessee. The deadline for any appeal of the settlement has passed. The settlement was for an immaterial amount (the Company's portion of which has been recorded in the 1994 financial statements). The Company's insurance carrier will pay a majority of the settlement amount. Notice of the settlement has been mailed to purchasers of the Company's common stock affected by the settlement agreement and claims of the purchasers should be paid in 1995.

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


(8)  UNUSUAL EVENTS

     In January 1995, the Company sold two dedicated warehousing and contract distribution companies in the United Kingdom. A gain of $35,700,000 was recorded from the sale.

     In November 1994 and February 1995, the Company received distributions of $5,900,000 and $3,800,000, respectively, from the bankruptcy estate of a firm engaged by the Company in 1990 to remit payments of employee withholding taxes. These amounts are a partial recovery of a $32,000,000 loss incurred by the Company in 1991 that resulted from the firm's failure to remit certain of these tax payments to appropriate authorities. The Company may receive additional distributions from the firm's bankruptcy estate depending on the outcome of preference litigation and other pending bankruptcy matters against the firm.

     During the three-month period ended February 28, 1994, the Company sold several B-727-100 aircraft and engines. A gain of $10,900,000 was recorded from the sales.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS




     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1995, and the related condensed consolidated statements of operations for the three- and nine-month periods ended February 28, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine-month periods ended
February 28, 1995 and 1994, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of February 28, 1995 and the related condensed consolidated statements of operations for the three- and nine-month periods ended February 28, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Memphis, Tennessee
March 14, 1995

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The Company's third quarter and year-to-date consolidated results reflect significant year-over-year improvement in its international operations and a continued decline in U.S. domestic profitability. Presented below is a comparison of third quarter and year-to-date consolidated results (in millions, except per share data):


                                          Three Months Ended   Nine Months Ended
                                              February 28,       February 28,
                                          --------------------------------------
                                             1995     1994      1995     1994
                                          --------   ------    ------   ------
     Revenues. . . . . . . . . . . . .      $2,333   $2,077    $6,922    $6,215
     Operating Income. . . . . . . . .          98       85       417       337
     Pre-tax Income. . . . . . . . . .         111       58       369       229
     Net Income. . . . . . . . . . . .          63       31       210       124

     Earnings per share. . . . . . . .      $ 1.12   $  .55    $ 3.73    $ 2.22

     Revenue increases of 12% and 11% for the quarter and year-to-date periods, respectively, are primarily attributable to volume growth in U.S. domestic and international express services. Average daily worldwide express package volume increased 21% and 18% over the prior year's third quarter and year-to-date periods, respectively. Operating income increases of 14% and 24% for the quarter and year-to-date periods, respectively, are due to improvements in the Company's international operations partially offset by decreases in U.S. domestic profits.

     Total operating expenses increased 12% and 11% compared with the prior year's third quarter and year-to-date periods, respectively. Presented below is the detail for the year-over-year percentage change in operating expenses:


                                                    Percentage Increase
                                          -------------------------------------
                                          Three Months Ended   Nine Months Ended
                                          ------------------   -----------------
                                              February 28,        February 28,
                                          ------------------   -----------------
                                             1995 vs. 1994       1995 VS. 1994
                                             -------------       -------------
     Salaries and employee benefits. . .          11%                  9%
     Rentals and landing fees. . . . . .          17                  15
     Depreciation and amortization . . .           9                   9
     Fuel. . . . . . . . . . . . . . . .           6                   5
     Maintenance and repairs . . . . . .          18                  15
     Other . . . . . . . . . . . . . . .          15                  15


     The increases in salaries and employee benefits are primarily due to volume-related growth in the Company's U.S. domestic employment levels. In addition, provisions under the Company's variable incentive compensation plans have risen, principally reflecting increased earnings in 1995, which for the third quarter included a significant gain from the sale of certain businesses. (See Other Income and Expense and Income Taxes for additional information.)

     Higher expense levels for rentals and landing fees are primarily attributable to an increase in the number of aircraft financed under operating leases. During 1995, the Company leased five Airbus A300, seven Airbus A310 and five DC-10 aircraft. Also contributing to the increase are MD-11 aircraft acquired under operating leases. Last year the Company increased its MD-11 fleet from seven to thirteen aircraft by the beginning of the third quarter. Additional leases will continue to increase aircraft rental expense for the remainder of 1995 and 1996. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 Commitments.)

     Maintenance and repairs expense increases are due to increased engine maintenance on B-727 and MD-11 aircraft. The engines of both aircraft types are the subject of maintenance directives issued by regulatory agencies. These directives require the Company to assess and, where applicable, take corrective action on the aircraft engines. Additionally, the Company's MD-11 fleet has entered its initial cycle of scheduled engine maintenance. Management expects year-over-year increases in maintenance and repairs expense to continue for the remainder of 1995.

     Other operating expense increases are generally attributable to volume growth. Most notable are those expenses related to the transportation of packages by outside contractors and the use of temporary manpower.


OTHER INCOME AND EXPENSE AND INCOME TAXES

     Decreases in net interest expense of 23% and 17% compared with 1994's third quarter and year-to-date periods are due primarily to lower debt levels.

     Other, net for the third quarter includes a pre-tax gain of $35.7 million from the sale of two dedicated warehousing and distribution companies in the United Kingdom. This transaction resulted in additional variable compensation expenses which, when netted against the gain, had an after-tax impact of $.27 per share for the quarter.

     Also, the Company received $3.8 million in the quarter and $9.7 million year-to-date from the bankruptcy estate of a firm engaged by the Company in 1990 to remit employee withholding taxes to appropriate authorities. These payments are a partial recovery of a $32 million loss recorded by the Company in 1991 caused by the failure of this firm to remit certain taxes. The Company may receive additional distributions from the firm's bankruptcy estate depending on the outcome of preference litigation and other pending bankruptcy matters against the firm.

     The prior year's third quarter includes a $10.9 million gain on the sale of several B-727-100 aircraft and engines.

     The Company's effective tax rate was 43% for the periods ended February 28, 1995, compared with a 46% rate in 1994. During the first quarter of 1995, the Company implemented a legal restructuring of its Mexico operations. This restructuring permits the one-time deduction in 1995 of certain items for U.S. federal income tax purposes that were not deductible in prior years.


U.S. DOMESTIC SERVICES

     Operating results and selected statistics for U.S. domestic services are as follows (dollars in millions, except yields):


                                                             Three Months Ended           Nine Months Ended
                                                               February 28,                  February 28,
                                                           ---------------------         --------------------
                                                            1995           1994*          1995          1994*
                                                            ----           -----          ----          -----
     Revenues. . . . . . . . . . . . . . . . . . .         $1,718         $1,538         $5,049         $4,556
     Operating Income. . . . . . . . . . . . . . .             72            104            326            386
     Operating Margin. . . . . . . . . . . . . . .            4.2%           6.7%           6.5%           8.5%
     Express Package Statistics:
       Average daily packages (000s) . . . . . . .          2,232          1,848          2,057          1,753
       Revenue per package (yield) . . . . . . . .         $12.16         $12.92         $12.67         $13.40

     Operating weekdays. . . . . . . . . . . . . .             62             64            190            192

* Certain prior period information reflects a reclassification of certain revenues and volumes to conform to the current year classification of these services as express package business.

     The Company's U.S. domestic revenues grew 12% and 11% for the quarter and year-to-date periods, respectively, primarily reflecting volume growth of 21% and 17% for the same periods. Expenses rose 15% and 13% compared to the same periods in the prior year. Consequently, operating income and margins have declined as a result of yield declines exceeding declines in cost per package. Revenue per package declined 6% and 5% compared with the prior year's third quarter and year-to-date periods, respectively. Cost per package declined 3% and 2% compared to these same periods. Also, sales of engine noise reduction kits contributed an incremental $10 million and $23 million to operating income for the quarter and year-to-date periods, respectively. In addition, U.S. domestic operations' predominant share of the additional variable compensation expenses resulting from the United Kingdom business sale gain significantly reduced third quarter domestic operating income.

     Domestic revenue per package has steadily declined. This decline is attributable to actions taken in response to competitive pressures prevalent in the U.S. domestic express market. These actions included offering lower-priced deferred services and increasing the level of discounting on all services. As a result, U.S. domestic operations experienced significant year-over-year growth in volume and, to a lesser extent, revenues. A continued decline in revenue per package is expected by the Company because of higher growth rates in deferred services compared with priority services, as well as selective discounting.

     Domestic cost per package has also declined due to the development and implementation of cost-containment measures by the Company. These measures include investments in programs designed to reduce unit costs in the long term, such as enhancements to customer automation systems and pilot training for the new Airbus aircraft. However, expenditures for these programs, along with other costs such as maintenance and repairs on B-727 aircraft and expenses related to outside transportation costs, mitigated the short-term effects of these cost-containment measures.

     Improving U.S. domestic profitability is a primary focus for the Company. Management is taking steps to reduce the rate of decline in yields and to continue to reduce unit package costs. The Company implemented yield improvement initiatives including review and revision of selected customers' discounts and realignment of discount levels with customers' average daily volume. These initiatives may result in slower volume growth.

     Investments in systems to improve package pick-up, delivery, sorting and transportation operations are being made to create greater efficiencies in the ground component of the Company's transportation system. Additionally, the Company is investing in hub automation, larger load carrying vehicles and additional drop-off locations. The Company is also acquiring Airbus A300 and A310 aircraft. Compared to B-727 aircraft, these aircraft have a larger revenue payload and, with appropriate load factors, have lower unit operating costs for fuel consumption, maintenance and crew manning. Also, continuing efforts are directed at improving customer access to the Company's service network including developing alliances with retail businesses and implementing direct airport service to new locations.

     The Company's strategy for its U.S. domestic operations emphasizes those actions which management believes will produce the greatest long-term benefit. Management believes the actions discussed above will, over the long term, slow the rate of decline in yields and continue to reduce the Company's cost per package. In the near term, however, competitive activity and changes in customer demand patterns (such as a continued preference for lower-priced deferred products over premium-priced express products) are expected to continue to pressure the Company's U.S. domestic operating profits and margins.

INTERNATIONAL SERVICES

     Operating results and selected package and airfreight statistics for international operations are as follows (dollars in millions, except yields):


                                                             Three Months Ended             Nine Months Ended
                                                                February 28,                  February 28,
                                                          ----------------------        ----------------------
                                                           1995          1994*          1995            1994*
                                                          ------        -------        -------         -------
    Revenues:
      International Priority Services (IP).. . . . . . .  $  416        $   332         $1,211         $  965
      International EXPRESSfreight (IXF)
         and Airport-to-Airport (ATA)
         airfreight services . . . . . . . . . . . . . .     136            109            435            370
      International FedEx Logistics
         Services, Charter and other . . . . . . . . . .      62             98            227            323
                                                          ------        -------         ------         -------
                                                             614            539          1,873          1,658
                                                          ------        -------         ------         -------

    Operating Income (Loss). . . . . . . . . . . . . . .  $   26        $   (18)        $   91        $   (49)
    Operating Margin . . . . . . . . . . . . . . . . . .     4.2%          (3.4)%          4.9%          (3.0)%
    Package and Airfreight Statistics:
      Average daily IP packages (000s) . . . . . . . . .     166            130            159            128
      Revenue per package (yield). . . . . . . . . . . .  $40.52        $ 39.87         $40.14         $39.17
      Average daily airfreight pounds (000s) . . . . . .   2,101          1,644          2,170          1,795
      Revenue per pound (yield). . . . . . . . . . . . .  $ 1.05        $  1.04         $ 1.05         $ 1.07

* Certain prior period information reflects a reclassification of certain revenues and volumes to conform to the current year classification of these services as express package or airfreight business.


     The Company's international operating results for the quarter and year-to-date periods reflect continued year-over-year growth in profitability. Revenues increased 14% and 13% compared with the prior year's quarter and year-to-date periods, respectively. Expenses increased 6% and 4% compared with these same periods. The improvement in profitability is attributable to continued growth in the Company's International Priority Services and a strong airfreight market.

     Revenues, average daily volumes and yields for IP increased 25%, 27% and 2%, respectively, compared with the third quarter of 1994. These same factors increased 25%, 24% and 2%, respectively, compared with the first nine months of 1994.

     Airfreight revenues and average daily volumes increased 24% and 28%, respectively, compared with the third quarter of 1994 and increased 17% and 21%, respectively, compared with the first nine months of 1994. Yields increased 1% and decreased 2% compared with the prior year's third quarter and year-to-date periods, respectively. Most of the revenue and volume gains are attributable to growth in the Company's time-definite IXF service. During 1994, pricing actions narrowed the price differential between ATA, a lower-cost, lower-priority service, and IXF. Additionally, the Company actively promoted IXF through marketing and advertising efforts. These factors, aided by a favorable airfreight market, contributed to significant increases in IXF volumes and revenues. IXF average daily volumes and revenues grew 82% and 70%, respectively, over 1994's third quarter. IXF volumes and revenues grew 76% and 54%, respectively, over the first nine months of 1994. Double-digit increases in airfreight revenues and volumes that the Company has experienced since the fourth quarter of 1994 are dependent upon continued strong customer demand and available capacity.

     The revenue decrease in International FedEx Logistics Services, Charter and other is primarily due to the sale, effective May 31, 1994, of the Company's German logistics subsidiary.

     Sustained improvement in the Company's international operations is dependent on continued growth in IP, the Company's ability to manage incremental costs associated with that growth and system efficiencies. To promote IP growth, aggressive sales and marketing efforts are targeting time-sensitive industries to capture new business. Also, the Company has positioned its international distribution network to benefit from increased volumes associated with economic growth in certain global markets. To contain costs, management will monitor customer demand patterns and make changes to its distribution network to make optimum use of Company resources. Furthermore, through technological advances that aid in the sorting, routing and delivery of packages, the Company has the ability to add limited incremental volume without adding a corresponding amount of incremental cost.


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

     Capital expenditures for the first nine months of 1995 totaled $703 million and included an Airbus A310 aircraft, five Cessna 208B aircraft, deposits on future Airbus A300 aircraft, vehicles and ground support equipment, and customer automation and computer equipment. In comparison, prior year additions totaled $914 million and included five MD-11 aircraft, three B-727-200 aircraft, deposits on A300 aircraft, vehicles and ground support equipment, and customer automation and computer equipment. All of the MD-11 aircraft acquired in 1994, along with a sixth aircraft acquired in 1993, were subsequently sold and leased back in 1994.

     At February 28, 1995, the Company had commitments aggregating approximately $1 billion, net of deposits and progress payments of $296 million, for the acquisition of 18 Airbus A300, seven Airbus A310 and 45 Cessna 208B aircraft (scheduled for delivery through 1999), aircraft modifications and the development and upgrade of aircraft simulators. An estimated $230 million will be expended in the remainder of 1995, $504 million in 1996, $230 million in 1997, $289 million in 1998 and $60 million in 1999, in connection with these commitments. At February 28, 1995, the Company also had options for up to 44 additional Airbus A300 aircraft for delivery beginning in 1997. In addition, the Company has other commitments related to facility and other equipment acquisitions that approximated $432 million at February 28, 1995. An estimated $144 million of these commitments will be expended in the remainder of 1995.

     The Company has historically financed its capital investments through the use of lease, debt and equity financing and internally generated cash from operations. Management's practice in recent years with respect to funding new aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off balance sheet operating leases under applicable accounting rules. Management has determined that these leases provide economic benefits favorable to ownership with respect to residual value risk, liquidity and after-tax cash flows. The Company has been successful in obtaining investment capital, both U.S. domestic and international, for long-term leases on acceptable terms. The marketplace for such capital, however, can become restricted depending on a variety of economic factors beyond the control of the Company. The Company believes that it will continue to be able to find financing for its needs on acceptable terms.

     In November 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission relating to $465 million of equipment trust and pass through certificates. These certificates can be used to finance the purchase of aircraft or to finance the acquisition of aircraft in leveraged lease transactions.

     Management believes that the capital resources available to the Company provide the flexibility to access the most efficient market with respect to any particular aircraft acquisition. Furthermore, these resources afford adequate capital resources for its future capital needs. These resources include backstop financing for the 18 Airbus A300 aircraft, $100 million of unsecured notes available under a June 1992 shelf registration, $465 million of equipment trust and pass through certificates and public and private debt markets for leveraged lease financing.


LIQUIDITY AND FINANCIAL POSITION

     Cash and cash equivalents totaled $259 million at February 28, 1995, a decrease of $134 million during the first nine months of 1995. Cash provided from operations during the first nine months was $643 million compared with $459 million for the same period in the prior year. To finance temporary operating cash requirements and to provide support for the issuance of commercial paper, the Company currently has available a $1 billion revolving bank credit facility.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Note 7 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     3.1       Restated Certificate of Incorporation of Registrant, as amended.

     11.1      Statement re Computation of Earnings Per Share.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended February 28, 1995.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FEDERAL EXPRESS CORPORATION
                                               (Registrant)



Date: April 13, 1995                    /s/ JAMES S. HUDSON
                                        -----------------------------------
                                        JAMES S. HUDSON
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


     Exhibit
     Number    Description of Exhibit
     -------   ----------------------
     3.1       Restated Certificate of Incorporation of Registrant, as amended.

     11.1      Statement re Computation of Earnings Per Share.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re Unaudited Interim Financial Statements.