Form 10-K
period 1995-05-31
FEDERAL EXPRESS CORP
filed 1995-08-04
CIK 230211

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MAY 31, 1995             COMMISSION FILE NUMBER 1-7806

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

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value                           New York Stock Exchange
     $.10 per share

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x]         No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of July 31, 1995, 56,181,384 shares of the Registrant's Common
Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock on the New York Stock Exchange) was approximately $3,453,894,270

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1995 are incorporated by reference into Parts II and IV.

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held September 25, 1995 are incorporated by reference into Part III.

================================================================================

                              TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                                                          PART I

ITEM 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
ITEM 2.        Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
ITEM 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
ITEM 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .   12

               Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .   12

                                                         PART II

ITEM 5.        Market for the Registrant's Common Stock and Related Stockholder Matters . . . . . . .   14
ITEM 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
ITEM 7.        Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . .   14
ITEM 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .   15
ITEM 9.        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .   15

                                                         PART III

ITEM 10.       Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .   15
ITEM 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .   15
ITEM 13.       Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .   15

                                                         PART IV

ITEM 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . .   16

               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                                            FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule  . . . . . . . . . . . . . .  S-1
SCHEDULE II        Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . .  S-2

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

         During fiscal year 1995, the Company continued to expand and improve its global network of aviation, ground and information links between the major trading centers of the Americas, Europe and Asia. The Company established a new regional sorting facility in the Philippines, reached an agreement, pending governmental approval, to acquire route authorities to serve the People's Republic of China, broke ground on another regional sorting hub in Texas, and unveiled a new international economy service which enhances the Company's ability to serve Canadian customers. The Company also added new Airbus A300 aircraft and introduced new innovative technologies aimed at improving customer satisfaction while reducing the resources required to serve customer needs.

FEDEX SERVICES

         The Company offers three U.S. domestic overnight delivery services:
FedEx Priority Overnight, FedEx Standard Overnight and FedEx Overnight Freight. Overnight document and package service extends to virtually the entire United States population and overnight freight service covers all major and most medium-size metropolitan areas. Packages and documents are either picked up from shippers by Company couriers or are dropped off by shippers at Company facilities, FedEx World Service Centers, FedEx Mini-Centers, FedEx Drop Boxes and FedEx authorized shipping centers strategically located throughout the country.

         FedEx Priority Overnight, scheduled for delivery in most communities no later than 10:30 a.m. local time the following business day, is designed for packages weighing up to 150 pounds. Also available are Saturday delivery service and Saturday pick-up for delivery the following Monday. FedEx Standard Overnight is similar to, though more economical than, FedEx Priority Overnight with delivery scheduled no later than 3:00 p.m. local time the following business day in most communities. Company-provided packaging (FedEx Letter Envelope, FedEx Pak, FedEx Box, FedEx Tube and FedEx Diagnostic Specimen Envelope) is provided as part of these overnight services. FedEx Overnight Freight is scheduled for delivery by noon or 4:30 p.m. the following business day, depending on the recipient's location, and is designed for individual shipments weighing 151 to 750 pounds. Shipments exceeding 750 pounds will be accepted if advance approval is obtained.

         Two U.S. domestic second-day services are available for less urgent shipments: FedEx 2Day and FedEx 2Day Freight. FedEx 2Day is designed for packages weighing up to 150 pounds. FedEx 2Day shipments are scheduled for delivery in most communities no later than 4:30 p.m. (7:00 p.m. for shipments destined for private residences) the second business day following pick-up. FedEx 2Day Freight is a time-definite U.S. domestic freight service for individual shipments weighing 151 to 1500 pounds. Shipments exceeding 1500 pounds will be accepted if advance approval is obtained. Shipments are scheduled for delivery no later than 4:30 p.m. the second business day in all major and most medium-size metropolitan areas.

         U.S. domestic overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. Company employees handle virtually every shipment from origin to destination.

         The Company's Collect On Delivery (C.O.D.) service provides the fastest payment return in the express industry. C.O.D. payments are returned to shippers within one or two business days compared to competitors' services which can take as long as 45 days. Like the Company's other domestic services, C.O.D. service offers money-back guarantees on timely delivery and on the Company's ability to track and provide the status of any package in its system.

         On June 1, 1995, the Company introduced FedEx SameDay for urgent shipments to virtually any U.S. destination. This service is available seven days a week, 24 hours a day, where available, and is designed for packages weighing up to 70 pounds that cannot wait until the next day to be delivered.

         In addition to the services discussed above, the Company offers various international document and package delivery services and international freight services. FedEx International Priority ("IP") is a time-definite service for documents and packages weighing up to 150 pounds. Customs clearance is included as part of this service. The broker selection option for IP service permits customers to designate their own customs broker for clearance. Pick-up and delivery are provided from any point in the Company's global network. Delivery is generally scheduled within one to three business days depending on the origin and destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

         FedEx International Priority Freight is an expansion of IP service and is a time-definite service for international shipments exceeding 150 pounds. Customs clearance is included as part of this service and customers are permitted to designate their own customs broker for clearance where not prohibited by destination country laws. Pick-up and delivery are provided from many points in the Company's domestic and international network around the world. Delivery is generally scheduled within one to three business days depending on the origin and destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

         FedEx International Priority Plus is an overnight service for packages (up to 70 pounds) and documents shipped from New York City to Amsterdam, Brussels, Frankfurt (documents only), Geneva, London, Madrid (documents only), Milan (documents only), Paris, Rio De Janeiro (documents only), Rome (documents only), Sao Paulo (documents only) and Zurich and from Washington, D.C. to London and Paris. IP Plus shipments must be picked up or dropped off in most locations by 3:00 p.m. for delivery the next business day. EXPRESSfreighter routing, discussed below, allows overnight service from major locations in Europe and Asia to be scheduled for 10:30 a.m. delivery on the next business day to many United States destinations and to major business centers in Canada and Mexico.

         More economical than IP service, FedEx International Priority Distribution is a time-definite service for bulk shipments destined to several different recipients in one country. Once the bulk shipment arrives in the destination country, the individual packages are separated and delivered to the recipients. Weight and size restrictions are the same as for IP service, with transit time one to two days longer.

         FedEx International MailService provides for the pick-up, transportation and sorting of nondutiable, printed material and certain low-value, dutiable items which are tendered for delivery to postal services throughout the world. Generally, material sent by FedEx International MailService for premium service is delivered to recipients within three to six days, while receipt of material sent by FedEx International MailService for standard service takes four to ten days.

         FedEx International Economy, a deferred, customs-cleared service for shipments of unlimited weight (except individual boxes within the shipment may not exceed 150 pounds) was introduced in 1995. This service is available Monday through Friday only between the United States and Canada with a delivery commitment of two to three business days by 5:00 p.m. This service offers customers cost-effective rates, customs clearance, package tracking and the Company's money-back guarantee on service commitments.

         FedEx International Express Freight, a freight service for shipments of nearly any weight, size or shape, is available between major markets in North America, Asia, Australia, Europe and South America. This service, providing scheduled delivery from one to three business days depending on destination, is designed for shippers desiring time-definite, committed delivery with the option of customs clearance provided by the Company. Commodity limitations vary according to destination.

         FedEx International Airport-to-Airport is an international airfreight service designed for freight forwarders and agents who do not require a time-definite, committed delivery. Space-available service is offered to and from virtually any airport around the world for airfreight shipments of nearly any weight, size or shape, with arrival at the destination airport from two to four days after tender of the shipment. If the Company's aircraft do not serve the destination airport, another carrier's services are used pursuant to an "interline" agreement or other arrangement with such carrier. Commodity limitations vary according to destination.

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

         During fiscal 1995, revenues from charter operations accounted for approximately 1.2% of the Company's total revenues and approximately 1.3% and 1.4% of total revenues during fiscal 1994 and 1993, respectively.

FEDEX LOGISTICS SERVICES

         FedEx Logistics Services ("FLS") is a division of the Company which offers a full range of global and regional logistics, information and marketing solutions as well as other innovative services. FLS focuses on markets where delivering high-speed, time-definite, information-intensive solutions provide significant customer value. FLS services include PartsBank, an inventory management and warehouse service with access to the Company's global transportation network. PartsBank customers warehouse their time-sensitive goods in the Company's distribution facilities, and the Company in turn accepts and fills customer orders and delivers the goods to the end user.

         Other FLS services include EMerge and Integrated Repair and Return. EMerge is designed for customers that source components in multiple locations. EMerge consolidates shipments en route so that components from different U.S. locations are delivered the same day. Integrated Repair and Return is a domestic door-to-door, fast cycle repair service where the Company manages the pickup, repair and return of defective computers and other electronics products. FLS also offers an extensive array of services for catalogers and direct marketers, including customized promotional strategies, telemarketing
training, operational support and international mailing services.   FLS has
offices in Memphis and other key U.S. cities, the United Kingdom, Belgium, France, the Netherlands, Singapore and Hong Kong to serve its more than 2,000 customers.

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

SERVICE REVENUES

         The following table shows the amount of revenues generated for each class of service offered for the fiscal years ending May 31 (amounts in thousands):

                                              1995            1994                 1993
                                              ----            ----                 ----
FedEx Priority Overnight                   $3,908,837      $3,737,022           $3,459,374
FedEx Standard Overnight                    1,374,440       1,178,628            1,022,319
FedEx 2Day                                  1,284,297       1,110,543              985,068
Domestic freight services                     132,672         115,365               88,693
International priority services             1,679,830       1,338,795            1,116,589
International freight services                580,315         504,738              570,154
Charter                                       115,062         113,446              112,416
FedEx Logistics Services and other*           316,620         380,919              453,430
                                           ----------      ----------           ----------
                   Total                   $9,392,073      $8,479,456           $7,808,043
                                           ==========      ==========           ==========

         *Includes revenues generated by the specialized services summarized above under "FedEx Logistics Services." Also, includes revenues from non-U.S. intra-country operations, Warren Transport, Inc. (sold September 1993) and aircraft noise-reduction kit sales. Certain service fee revenues previously included in this caption are now classified as package-related revenues, which have been restated for prior years where applicable.

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

OPERATIONS

         The Company's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 501 aircraft, approximately 35,900 vehicles, sorting facilities, FedEx World Service Centers, FedEx Mini-Centers, FedEx Drop Boxes and sophisticated package tracking, billing and communications systems.

         The Company's primary U.S. domestic sorting facility, the SuperHub located in Memphis, serves as the center of the Company's multiple hub-and-spokes U.S. domestic system. A second national hub is located in Indianapolis. In addition to these national hubs, the Company operates regional hubs in Newark and Oakland and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Alaska and The Philippines serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Japan, Charles de Gaulle Airport in Paris and Stansted Airport outside London.

         The Company's EXPRESSfreighter flights provide faster international service through direct flights between major markets in Asia, Europe and North America. For example, EXPRESSfreighter flights from Hong

Kong, Osaka, Singapore, Taipei and Tokyo to the Company's facility in Anchorage and from there to the SuperHub in Memphis allow for next business day delivery by 10:30 a.m. in the United States and to major business centers in Canada, Mexico and the Caribbean. Cargo on EXPRESSfreighter flights bound for Europe is flown for second-day delivery to sixteen European cities. Westbound from Europe, EXPRESSfreighter service is available from Amsterdam, Antwerp, Basel, Brussels, Frankfurt, London, Luxembourg, Milan, Paris and Zurich for 10:30 a.m. next-day delivery in most of North America.

         Throughout its worldwide network, the Company operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, the Company operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Manned or unmanned FedEx Mini-Centers and unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. The Company has also formed alliances with certain retailers to extend this customer convenience network to over 5,000 new drop-off sites in retail stores. In international regions where low package traffic makes our direct presence less economical, Global Service Participants have been selected to complete deliveries.

         The Company has an advanced package tracking and billing system, FedEx Cosmos, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within the Company's system. For international shipments, the Company has developed FedEx ExpressClear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive. The Company has 16 computerized telephone customer service centers in the United States which handle thousands of customer calls daily.
In general, the Company's international locations handle customer calls locally.

         The Company provides many of its customers FedEx PowerShip 2, a computer system, which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, the Company offers FedEx PowerShip Plus software, which performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort is an automated shipping system which is automatically updated with the Company's system information, such as
routing codes and rates.   FedEx PowerShip 3 enables customers who ship as few
as three packages per day to enjoy the advantage of automated shipping. In 1995, the Company began offering FedEx Ship software, free of charge, that can be used on a personal computer. FedEx Ship allows customers to generate plain-paper airbills on a laser printer, track shipments, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers.

FUEL SUPPLIES AND COSTS

         During 1995 the Company purchased aviation fuel from various suppliers under contracts which vary in length from three to twenty-four months and which provide for specific amounts of fuel to be delivered. Certain of these contracts extend through May 1997. Approximately 65% of the fuel represented by these contracts is prepriced; i.e., preset or "price not to exceed." The remainder is purchased at market price which may fluctuate daily. The Company believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for the Company's needs for the immediate future, as well as provide fuel-cost stability for the term of the contracts. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on the Company.

         The Company has also entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. At

May 31, 1995, the Company had contracts with various financial institutions covering a total notional volume of 97.4 million gallons (approximately 16% of the Company's annual jet fuel consumption), with some contracts extending through August 1996. As of May 31, 1995, the Company had neither received nor made any payments related to these contracts.

         The following table sets forth the Company's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:

                                          TOTAL COST                 PERCENTAGE OF TOTAL
             FISCAL YEAR                (IN THOUSANDS)                OPERATING EXPENSE
             -----------                --------------               -------------------
                1995                      $394,225                           4.5%
                1994                       374,561                           4.7
                1993                       403,597                           5.4
                1992                       414,481                           5.5
                1991                       554,637                           7.5

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

         The international express package and freight markets are also highly competitive. Ability to compete effectively internationally depends principally upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. The Company currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables the Company to offer international customers more extensive single-carrier service to a greater number of domestic points than can be provided currently by competitors. However, many of the Company's competitors in the international market are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than the Company. The Company's principal competitors in the international airfreight market are foreign national air carriers, United States passenger airlines and all-cargo airlines and other express package companies including United Parcel Service and DHL.

REGULATION

Air

         Under the Federal Aviation Act of 1958, as amended, both the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over the Company. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority, pricing oversight and to other regulatory matters, including the transfer of route authority between carriers. The Company holds various certificates of public convenience and necessity issued by the DOT, authorizing the Company to engage in domestic and international air transportation of property and mail on a worldwide basis.
The Company's international authority permits it to carry cargo and mail from several points in its domestic route system to numerous points throughout the world. The DOT regulates international routes, fares, rates and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of the Company to operate its air network in the most efficient manner. The FAA's regulatory authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. The Company holds an operating certificate granted by the FAA pursuant to Part 121 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as the Company maintains its standards of safety and meets the operational requirements of the regulations.

Ground

         The ground transportation performed by the Company is integral to its air transportation services and is exempt from regulation by the Interstate Commerce Commission ("ICC") under the Motor Carrier Act of 1980. In addition, the Bureau of Motor Carrier Safety of the Federal Highway Administration of the DOT regulates the safety aspects of the Company's motor vehicle operations. The Company also holds nationwide motor carrier common and contract carrier authorities issued by the ICC which authorize the express carriage of general commodities in interstate commerce between points in the United States. As a result of the enactment of the Federal Aviation Administration Authorization Act in July 1994, which abrogated the authority of states to regulate the rates, routes or prices of intermodal all-cargo air carriers and most motor carriers, states may now exercise jurisdiction over safety and insurance only. The Company has applied for registration for these limited purposes in those states that require registration. Deregulation of intrastate trucking will provide the Company the flexibility to maximize the integration of its transportation system.

Communication

         Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, the Company is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses the Company's activities pertaining to satellite communications.

Environmental

         Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency, is authorized to establish standards governing aircraft noise. The Company's present aircraft fleet is in compliance with current noise standards of the Federal Aviation Regulations. The Company's aircraft are also subject to, and are in compliance with, the regulations limiting the level of engine smoke emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on the Company's aircraft operations in some of the localities where they apply but do not have a material effect on any of the Company's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled the Company to plan for noise reduction and better respond to local noise constraints.

         Certain regulations under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act impact the Company's operations.
The Company is most directly affected by regulations pertaining to underground storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by the Company. The costs of complying with these regulations cannot be accurately determined because of the evolving nature of the regulations, but in any case are not expected to be material.

EMPLOYEES

         At June 30, 1995, the Company employed approximately 69,000 permanent full-time and 38,000 permanent part-time employees, of which approximately 21% are employed in Memphis. Employees of the Company's international branches and subsidiaries in the aggregate comprise approximately 10% of all employees. The Company believes its relationship with its employees is excellent.

         Following the Company's flight crewmembers' decision to form a collective bargaining unit, the Company and the Air Line Pilots Association ("ALPA") began negotiations on certain interim issues on August 26, 1993 in preparation for a comprehensive collective bargaining agreement. In March 1994, the Company and ALPA entered into two agreements, one creating a dispute resolution system for certain disciplinary matters, the other permitting ALPA crewmembers to be excused from flying to perform ALPA related duties in exchange for ALPA's agreement to reimburse the Company for the loss of those crewmembers. Negotiations toward a comprehensive collective bargaining agreement began in May 1994. In October 1994, ALPA petitioned the National Mediation Board (the "NMB") to provide mediation to assist in contract negotiations, and the NMB appointed two mediators. While negotiations have continued, the core financial issues remain unresolved.

         In July 1995, a union representation election was held involving the Company's Global Operations Control Specialists. The Transport Workers Union received less than half of the votes needed for certification as the representative of this group, and the NMB dismissed the union's application.

         Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although the Company cannot predict the outcome of these labor activities or their effect on the Company or its employees, if any, the Company is responding to these organization attempts.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

         For information concerning financial results for U.S. domestic and international operations for the three years ended May 31, 1995, 1994 and 1993, refer to Note 10 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to Stockholders, which Note is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Mini-Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES

         The Company's aircraft fleet at June 30, 1995 consisted of the following:

                                                                         MAXIMUM GROSS
                                                                       STRUCTURAL PAYLOAD
 DESCRIPTION                                      NUMBER             (POUNDS PER AIRCRAFT)**
 -----------                                      ------             ----------------------
 Boeing B747-200                                     5*                     250,000
 McDonnell Douglas MD11                             13*                     198,500
 McDonnell Douglas DC10-30                          22*                     172,000
 McDonnell Douglas DC10-10                          13*                     142,000
 Airbus A300-600                                     9*                     117,700
 Airbus A310-200                                    17*                      74,200
 Boeing B727-200                                    90*                      59,500
 Boeing B727-100                                    68*                      38,000
 Fokker F27-500                                     24                       14,000
 Fokker F27-600                                      8                       12,500
 Cessna 208B                                       222                        3,500
 Cessna 208A                                        10                        3,000
                                                   ---
                                 Total             501
- -------------------------

*Five B747-200, 13 MD11, 17 DC10-30, four DC10-10, nine A300, 11 A310, 13
B727-200 and five B727-100 aircraft are subject to operating leases.

**Maximum gross structural payload includes revenue payload and container weight.

         The A300s and A310s are two-engine, wide-bodied aircraft which have a longer range and more capacity than B727s. The MD11s are three-engine, wide-bodied aircraft which have a longer range and larger capacity than DC-10s. The DC-10s are three-engine, wide-bodied aircraft which have been specially modified to meet the Company's cargo requirements. The B747s are four-engine, wide-bodied aircraft. The B727s are three-engine aircraft configured for cargo service. The Company's Fokker F27 and Cessna 208 turbo-prop aircraft are leased to unaffiliated operators to support Company operations in areas where demand does not justify use of a larger aircraft. An inventory of spare engines and parts is maintained for each aircraft type.

         In addition, the Company "wet leases" approximately 30 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by the Company's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. The Company's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days notice.

         At June 30, 1995, the Company operated approximately 35,900 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS

         At June 30, 1995, the Company was committed under various contracts to purchase 16 Airbus A300, two Airbus A310, 12 McDonnell Douglas MD11 and 32 Cessna 208B aircraft to be delivered through 2000. The Company also had options to purchase up to 44 additional A300 aircraft for delivery beginning in 1999. In addition, the Company may be required to purchase seven MD11 aircraft for delivery beginning no later than 2000 under a put option agreement.

SORTING AND HANDLING FACILITIES

         At June 30, 1995, the Company operated the following sorting and handling facilities:

                                                     SORTING                                    LEASE
                                          SQUARE     CAPACITY                                 EXPIRATION
       LOCATION                ACRES       FEET     (PER HOUR)*            LESSOR                YEAR
       --------                -----       ----     -----------            ------             ----------

 NATIONAL
 --------
 Memphis, Tennessee             395      2,742,196    491,000         Memphis-Shelby County      2014
                                                                        Airport Authority

 Indianapolis, Indiana          120        645,000    153,000         Indianapolis Airport       2016
                                                                            Authority

 REGIONAL
 --------
 Newark, New Jersey              56        554,000    108,000         Port Authority of New      2010
                                                                       York and New Jersey

 Oakland, California             21        191,000     50,000            City of Oakland         2011

 METROPOLITAN
 ------------
 Los Angeles, California         25        130,000     53,000          City of Los Angeles       2009

 Chicago, Illinois               55        419,000     47,000            City of Chicago         2018

 Anchorage, Alaska+              42        208,000      3,600          Alaska Department of      2013
                                                                        Transportation and
                                                                         Public Facilities

 Subic Bay, The                   9        166,000     16,000          Subic Bay Metropolitan    2002
 Philippines++                                                              Authority
- ------------------------

*     Documents and packages
+ Handles international express package and freight shipments to and from Asia, Europe and North America.
++    Handles intra-Asia express package and freight shipments.

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

         In addition to the facilities noted above, the Company has major international sorting and freight handling facilities located at Narita Airport in Japan, Charles de Gaulle Airport in Paris, France and Stansted Airport outside London, England. The Company is also developing a regional sorting hub in Fort Worth, Texas which is expected to become operational in 1997.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

         The Company has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases and the other three are owned by the Company. The Company also leases 65 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices.

         The Company owns 14 and leases 795 facilities for city station operations in the United States. In addition, 177 city stations are owned or leased throughout the Company's international network. The majority of these leases are for terms of five to ten years. The Company believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of June 30, 1995, the Company leased space for 425 FedEx World Service Centers in the United States and had placed approximately 31,900 Drop Boxes. The Company also owns stand-alone FedEx Mini-Centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 254 were operating at June 30, 1995. Internationally, the Company leases space for 48 FedEx World Service Centers and has approximately 777 FedEx Drop Boxes.

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

         In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by the Company in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill which operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of contamination. The EPA estimates that approximately

 .1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992, which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and Federal Express to the partial-settlement escrow account. However, the Company does not expect all outstanding issues to be resolved for several years. Due to several variables which are beyond the Company's control, it is impossible to accurately estimate the Company's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, the Company believes that its remaining liability will not be material.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Company is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):


     OFFICER, YEAR FIRST
     ELECTED AS OFFICER       AGE                      POSITIONS HELD WITH COMPANY
     ------------------       ---                      ---------------------------
     FREDERICK W. SMITH       50      Chairman, President and Chief Executive Officer since April 1983; Chief
            1971                      Executive Officer since April 1977; Chairman since February 1975; and
                                      President from June 1971 to February 1975.  Founder of the Company.

     WILLIAM J. RAZZOUK       47      Executive Vice President - Worldwide Customer Operations since June
            1983                      1993; Senior Vice President - Sales and Customer Service from October
                                      1991 to June 1993; Senior Vice President - Sales and Customer
                                      Information from September 1990 to October 1991; Vice President - U.S.
                                      Sales from 1988 to September 1990; Vice President - Field Sales from
                                      October 1986 to 1988; and Vice President - Electronic Product Sales from
                                      August 1983 to October 1986.

     DAVID J. BRONCZEK        41      Senior Vice President - Europe, Middle East and Africa since June 1995;
            1987                      Senior Vice President - Europe, Africa and Mediterranean from June 1993 to June 1995; Vice President - Canadian Operations from February 1987 to
                                      March 1993; and several sales and operations managerial positions from
                                      1976 to 1987.

     T. MICHAEL GLENN         39      Senior Vice President - Marketing, Customer Service and Corporate
            1985                      Communications since June 1994; Senior Vice President - Marketing and
                                      Corporate Communications from December 1993 to June 1994; Senior Vice
                                      President - Worldwide Marketing, Catalog Services and Corporate
                                      Communications from June 1993 to December 1993; Senior Vice President -
                                      Catalog and Remail Services from September 1992 to June 1993; Vice
                                      President - Marketing from August 1985 to September 1992, various management positions in sales and marketing and senior sales specialist from 1981 to 1985.

     ALAN B. GRAF, JR.        41      Senior Vice President and Chief Financial Officer since December 1991;
            1987                      Vice President and Treasurer from August 1987 to December 1991; and
                                      various management positions in finance and a senior financial analyst from 1980 to 1987.

     DENNIS H. JONES          43      Senior Vice President and Chief Information Officer since December 1991;
            1986                      Vice President - Customer Automation and Invoicing from December 1986 to
                                      December 1991; and various management positions in finance and a financial analyst from 1975 to 1986.

     KENNETH R. MASTERSON     51      Senior Vice President and General Counsel since February 1981; Secretary
            1980                      since September 1993; and Vice President - Legal from January 1980 to
                                      February 1981.

     JOSEPH C. MCCARTY, III   50      Senior Vice President - Asia Pacific since June 1995; Senior Vice
            1983                      President - Asia, Pacific and Middle East from November 1991 to June
                                      1995; Vice President - International Legal from March 1987 to November
                                      1991; Vice President - Properties & Facilities from November 1984 to
                                      March 1987; and Vice President - Legal from February 1983 to November
                                      1984.

     JAMES A. MCKINNEY        50      Senior Vice President, President FedEx Logistics Services since December
            1989                      1993; Vice President - Business Logistics Services - North America from
                                      October 1992 to December 1993; Vice President - Information Systems from
                                      July 1992 to October 1992; Vice President - Operations - FEDEX
                                      Aeronautics Corporation from January 1992 to July 1992; Vice President -
                                      Flight Operations from June 1989 to January 1992; and various managerial positions from 1984 to 1989.

     GILBERT D. MOOK          52      Senior Vice President - Central Support Services since November 1994;
            1985                      Vice President - Properties and Facilities from March 1988 to November
                                      1994; Vice President - Satellite Systems from June 1985 to March 1988;
                                      Director - Satellite Systems from 1983 to 1985.

     JAMES A. PERKINS         51      Senior Vice President and Chief Personnel Officer since June 1979 and
            1979                      various personnel managerial positions from 1974 to 1979.

     DAVID F. REBHOLZ         42      Senior Vice President - Global Sales and Trade Services since June 1993;
            1988                      Vice President of the Central Region for the Americas and Caribbean from
                                      October 1991 to June 1993; Vice President of Customer Service from
                                      December 1988 to October 1991; and Regional Sales Director-Western
                                      Region and various operating management positions from 1976 to 1988.

     TRACY G. SCHMIDT         38      Senior Vice President - Air Ground Terminals and Transportation since
            1990                      July 1994; Vice President - Corporate Financial Planning from January
                                      1990 to July 1994; and various management positions in finance from 1980 to 1990.

     MARY ALICE TAYLOR        45      Senior Vice President - Americas and Caribbean since October 1994;
            1985                      Senior Vice President - Central Support Services from September 1991 to
                                      October 1994; Regional Vice President - Ground Operations - Southern
                                      Region from May 1988 to September 1991; Vice President - Logistics and
                                      Publishing Services from November 1985 to May 1988.  Various management positions in finance and management information consultant from 1980 to
                                      1985.

     THEODORE L. WEISE        51      Senior Vice President - Air Operations since August 1991; Senior Vice
            1977                      President - United States and Canada from June 1990 to August 1991;
                                      Senior Vice President - Domestic Ground Operations from March 1987 to
                                      June 1990; Senior Vice President - Central Support Services from October
                                      1986 to March 1987; Senior Vice President/General Manager - FedEx World
                                      Service Centers from March 1983 to October 1986; Senior Vice President -
                                      Operations Planning from March 1979 to March 1983; Vice President -
                                      Operations Resource and Corporate Planning from September 1978 to March
                                      1979; Vice President - Special Projects and Advanced Planning from April
                                      1977 to September 1978; and Director of Special Projects from 1972 to
                                      1977.

     JAMES S. HUDSON          46      Vice President, Controller and Chief Accounting Officer since December
            1992                      1994; Vice President - Finance - Europe, Africa and Mediterranean from
                                      July 1992 to December 1994; various management positions in finance from
                                      1974 to 1992.

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

                                    PART II

         Information for Items 5 through 8 of this Report appears in the Company's 1995 Annual Report to Stockholders as indicated in the following table and is incorporated herein by reference.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         Information regarding market information, stockholders and dividends is contained in the Corporate Information section of the Company's 1995 Annual Report to Stockholders, on page 48 under the headings, "Stock Listing," "Stockholders" and "Market Information" and is incorporated herein by reference.

         No cash dividends have been declared.

                                                                                     PAGE IN ANNUAL
                                                                                     REPORT TO STOCKHOLDERS
                                                                                     ----------------------
ITEM 6.    SELECTED FINANCIAL DATA

           Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . .   44

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . .   25
           Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . .   26
           Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .   28
           Consolidated Statements of Changes in
                     Common Stockholders' Investment  . . . . . . . . . . . . . . . . . . .   29
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .   30

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . .   Not Applicable


                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding members of the Company's Board of Directors is presented in sections "Voting Securities and Principal Holders Thereof - Security Ownership of Management and Certain Beneficial Owners," "Election of Directors," "Meetings and Committees," "Transactions with Management and Others" and "Compensation of Directors" on pages 1 through 6 and 13 through 14 of the Definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders which will be held September 25, 1995 and is incorporated herein by reference. Information regarding executive officers of the Company is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information required by Item 405 of Regulation S-K is presented in "Section 16 Filings" on page 18 of the Definitive Proxy Statement and is incorporated herein by reference.

         Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders to be held on September 25, 1995, as indicated in the following table and is incorporated herein by reference.

                                                                                             PAGE IN PROXY
                                                                                               STATEMENT
                                                                                             -------------
ITEM 11.   EXECUTIVE COMPENSATION

           Compensation Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

           Voting Securities and Principal Holders Thereof  . . . . . . . . . . . . . . . .        2

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Transactions with Management and Others  . . . . . . . . . . . . . . . . . . . .       13

                                                         PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)    1.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP, dated June 29, 1995, are presented on pages 25 through 43 of the Company's 1995 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7 and 8 hereof, the Company's 1995 Annual Report to Stockholders is not to be deemed as filed as part of this Report.

       2.  FINANCIAL STATEMENT SCHEDULE                                                      PAGE NUMBER IN
                                                                                                FORM 10-K
                                                                                             ---------------
Report of Independent Public Accountants on Financial Statement Schedule  . . . . . . . .         S-1

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . .         S-2

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1995 Annual Report to Stockholders and incorporated herein by reference.

       3.  EXHIBITS

         The documents attached hereto as Exhibits 3.1, 3.2, 4.1 through 4.24,
10.1 through 10.79, 11.1, 12.1, 13.1, 21.1, 23.1 and 24.1 are being filed in connection with this Report and incorporated herein by reference.

         The Exhibit Index on pages E-1 through E-10 is hereby incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

         During the last quarter of the period covered by this Report on Form 10-K, the Registrant filed no Current Reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERAL EXPRESS CORPORATION
                                          (Registrant)


                                          BY: /s/ JAMES S. HUDSON
                                             -----------------------------------
                                                  James S. Hudson
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)


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

           SIGNATURE                               CAPACITY                                  DATE
           ---------                               --------                                  ----
 /s/ FREDERICK W. SMITH *                    Chairman, President
 ------------------------------              and Chief Executive Officer
     Frederick W. Smith                      (Principal Executive Officer)

 /s/ WILLIAM J. RAZZOUK *                    Executive Vice President
 ------------------------------              Worldwide Customer
     William J. Razzouk                      Operations

 /s/ ALAN B. GRAF, JR.*                      Senior Vice President and
 ------------------------------              Chief Financial Officer
     Alan B. Graf, Jr.                       (Principal Financial Officer)

 /s/ JAMES S. HUDSON                         Vice President and Controller              August 4, 1995
 ------------------------------              (Principal Accounting Officer)
     James S. Hudson

 /s/ ROBERT H. ALLEN *                             Director
 ------------------------------
     Robert H. Allen

 /s/ HOWARD H. BAKER, JR. *                        Director
 -----------------------------
     Howard H. Baker, Jr.

 /s/ ANTHONY J.A. BRYAN *                          Director
 -----------------------------
     Anthony J.A. Bryan

 /s/ ROBERT L. COX *                               Director
 -----------------------------
     Robert L. Cox

 /s/ RALPH D. DENUNZIO *                           Director
 -----------------------------
     Ralph D. DeNunzio

           SIGNATURE                               CAPACITY                                  DATE
           ---------                               --------                                  ----
 /s/ JUDITH L. ESTRIN *                            Director
 -----------------------------
     Judith L. Estrin

 /s/ PHILIP GREER *                                Director
 -----------------------------
     Philip Greer

 /s/ J. R. HYDE, III *                             Director
 -----------------------------
     J. R. Hyde, III

 /s/ CHARLES T. MANATT *                           Director
 -----------------------------
     Charles T. Manatt

 /s/ GEORGE J. MITCHELL*                           Director
 -----------------------------
     George J. Mitchell

 /s/ JACKSON W. SMART, JR. *                       Director
 -----------------------------
     Jackson W. Smart, Jr.

 /s/ JOSHUA I. SMITH *                             Director
 -----------------------------
     Joshua I. Smith

 /s/ PETER S. WILLMOTT *                           Director
 -----------------------------
     Peter S. Willmott




 *By:  /s/ JAMES S. HUDSON                                                              August 4, 1995
       -----------------------
           James S. Hudson
           Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Federal Express Corporation's 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 29, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                 /s/ ARTHUR ANDERSEN LLP
                                                 -----------------------------
                                                 ARTHUR ANDERSEN LLP




Memphis, Tennessee,
June 29, 1995.

                                                                             S-2
                                                                     SCHEDULE II


                 FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993
                                (In thousands)


                                                        ADDITIONS
                                              -----------------------------
                               BALANCE AT     CHARGED TO         CHARGED TO                              BALANCE AT
                               BEGINNING      COSTS AND            OTHER                                   END OF
 DESCRIPTION                    OF YEAR        EXPENSES           ACCOUNTS       DEDUCTIONS(A)              YEAR
 -----------                   ----------     ----------         ----------      -------------           ----------
       Allowance for
     Doubtful Accounts
     -----------------

1995. . . . . . . . . . . .     $33,933        $36,334               -               $39,094              $31,173
                                =======        =======           =========           =======              =======

1994. . . . . . . . . . . .     $31,308        $45,763               -               $43,138              $33,933
                                =======        =======           =========           =======              =======

1993. . . . . . . . . . . .     $32,074        $33,552               -               $34,318              $31,308
                                =======        =======           =========           =======              =======


(A)  Accounts written off net of recoveries.

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
      3.1      Restated Certificate of Incorporation of Registrant as amended (Filed as Exhibit 3.1 to
               Registrant's 1995 Third Quarter Report on Form 10-Q, Commission File No. 1-7806, and
               incorporated herein by reference.)

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

      4.4      Indenture dated as of May 15, 1989 between Registrant and NationsBank, relating to Registrant's
               9 3/4% Senior Notes due May 15, 1996.  (Filed as an exhibit to Registrant's Registration
               Statement No. 33-28796 on Form S-3 and incorporated herein by reference.)

      4.5      Supplemental Indenture No. 1 dated as of May 22, 1989 between Registrant and NationsBank and form of note relating to Registrant's 9 3/4% Senior Notes due May 15, 1996.  (Filed as Exhibit 4
               to Registrant's Current Report on Form 8-K dated May 24, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

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

      4.9      Form of Fixed Rate Medium-Term Note, Series A, the last of which is due November 20, 1995.
               (Filed as Exhibit 4(a) to Registrant's Current Report on Form 8-K dated August 28, 1990,
               Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
      4.10     Form of Floating Rate Medium-Term Note, Series A, the last of which is due November 20, 1995.
               (Filed as Exhibit 4(b) to Registrant's Current Report on Form 8-K dated August 28, 1990,
               Commission File No. 1-7806, and incorporated herein by reference.)

      4.11     Indenture dated May 15, 1989 including Supplemental Indenture Nos. 1, 2, 3 and 5 dated as described above, between Registrant and NationsBank, relating to Registrant's Medium-Term Notes,
               Series B, the last of which is due August 15, 2006, Registrant's 9 7/8% Notes due April 1, 2002,
               Registrant's 9.65% Notes due June 15, 2012 and Registrant's 6 1/4% Notes due April 15, 1998.
               (Filed as described above.)

      4.12     Form of Fixed Rate Medium-Term Note, Series B, the last of which is due August 15, 2006.  (Filed as Exhibit 4.4 to Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

      4.13     Form of Floating Rate Medium-Term Note, Series B, the last of which is due August 15, 2006.
               (Filed as Exhibit 4.5 to Registrant's Registration Statement No. 33-40018 on Form S-3 and
               incorporated herein by reference.)

      4.14     Form of 9 7/8% Note due April 1, 2002.  (Filed as Exhibit 4.1 to Registrant's Current Report on
               Form 8-K dated March 23, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

      4.15     Form of 9.65% Note due June 15, 2012.  (Filed as Exhibit 4.1 to Registrant's Current Report on
               Form 8-K dated June 18, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

      4.16     Form of 6 1/4% Note due April 15, 1998.  (Filed as Exhibit 4.1 to Registrant's Current Report on
               Form 8-K dated April 21, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

      4.17     Pass Through Trust Agreement dated as of February 1, 1993 between Registrant and NationsBank of
               South Carolina, National Association, as Pass Through Trustee, relating to Registrant's 1993
               Pass Through Certificates, Series A1 and A2, Series B1 and B2 and Series C1 and C2.  (Filed as
               Exhibit 4.19 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and
               incorporated herein by reference.)

      4.18     Form of 8.04% and 8.76% 1993 Pass Through Certificates, Series A1 and A2 due November 22, 2007
               and May 22, 2015, respectively.  (Filed as Exhibit 4(a)(2) to Registrant's Current Report on
               Form 8-K dated February 4, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

      4.19     Form of 6.68% and 7.63% 1993 Pass Through Certificates, Series B1 and B2 due January 1, 2008 and
               January 1, 2015, respectively.  (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form
               8-K dated September 23, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

      4.20     Form of 7.15% and 7.96% 1993 Pass Through Certificates, Series C1 and C2 due September 28, 2012
               and March 28, 2017, respectively.  (Filed as Exhibit 4.a.2 to Registrant's Current Report on
               Form 8-K dated December 2, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
      4.21     Pass Through Trust Agreement dated as of March 1, 1994 between Registrant and NationsBank of
               South Carolina, National Association, as Pass Through Trustee, relating to Registrant's 1994
               Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3.  (Filed as Exhibit 4.a.1 to
               Registrant's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

      4.22     Form of  7.53%, 7.89% and 8.40% 1994 Pass Through Certificates, Series A310-A1, A310-A2 and
               A310-A3 due September 23, 2006, September 23, 2008 and March 23, 2010, respectively.  (Filed as
               Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated March 16, 1994, Commission File
               No. 1-7806, and incorporated herein by reference.)

      4.23     Loan Agreement dated March 27, 1995, between Registrant and certain lenders relating to the financing of Airbus A310 aircraft.  A copy of this loan agreement will be furnished to the
               Commission upon request pursuant to Regulation S-K Item 601(4)(iii)(A).

      4.24     Loan Agreement dated as of April 1, 1995 between Registrant and The Chase Manhattan Bank,
               National Association, as agent. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

     10.2      Second Supplemental Indenture dated as of May 1, 1982 between the Authority and NationsBank relating to 8.30% Special Facilities Revenue Bonds, Series 1982B due September 1, 2012.
               (Refiled as Exhibit 10.2 to Registrant's 1993 Annual Report on Form 10-K, Commission File No.
               1-7806, and incorporated herein by reference.)

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

     10.5      Fifth Supplemental Indenture dated as of July 1, 1992 between the Authority and NationsBank, relating to 6 3/4% Special Facilities Revenue Bonds, Refunding Series 1992 due September 1,
               2012.  (Filed as Exhibit 10.5 to Registrant's 1992 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

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

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
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

     10.11     First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and
               Registrant.  (Filed as Exhibit 10.13 to Registrant's 1992 Annual Report on Form 10-K, Commission
               File No. 1-7806, and incorporated herein by reference.)

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

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
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

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
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

     10.40     Amendment dated August 1, 1989 to Lease Agreement dated May 7, 1985 between the City of Oakland and
               Registrant.

     10.41     Lease and First Right of Refusal Agreement dated July 22, 1988 between the State of Alaska, Department of
               Transportation and Public Facilities and Registrant.  (Filed as Exhibit 28.10 to Registrant's 1993 Second
               Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.42     Development Agreement dated July 22, 1988 to Lease and First Right of Refusal Agreement, dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant.  (Filed as
               Exhibit 28.11 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and
               incorporated herein by reference.)

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
     10.43     Supplement No. 1 dated May 19, 1989 to Development Agreement between the State of Alaska, Department of
               Transportation and Public Facilities and Registrant.  (Filed as Exhibit 28.12 to Registrant's 1993 Second
               Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.44     Supplement No. 1 dated July 19, 1989 to Lease and First Right of Refusal Agreement, dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant.  (Filed as
               Exhibit 28.13 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and
               incorporated herein by reference.)

     10.45     Right-of-Way Agreement dated September 19, 1989 to Lease and First Right of Refusal Agreement, dated
               July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant.
               (Filed as Exhibit 28.14 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806,
               and incorporated herein by reference.)

     10.46     Supplement No. 2 dated April 23, 1991 to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and the Registrant.
               (Filed as Exhibit 28.15 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806,
               and incorporated herein by reference.)

     10.47     Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant.
               (Filed as Exhibit 28.16 to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806,
               and incorporated herein by reference.)

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

     10.50     Supplement No. 3 dated June 1, 1992 to Lease Agreement dated October 1, 1983 between The Port Authority of
               New York and New Jersey and Registrant.  (Filed as Exhibit 28.19 to Registrant's 1993 Second Quarter Report
               on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.51     Supplement No. 4 dated March 1, 1993 to Lease Agreement dated October 1, 1983 between The Port Authority of
               New York and New Jersey and Registrant.

     10.52     Supplement No. 5 dated February 1, 1994 to Lease Agreement dated October 1, 1983 between The Port Authority of
               New York and New Jersey and Registrant.

     10.53     Amended and Restated Airport Use Agreement and Terminal Facilities Lease dated as of January 1, 1985 between the City of Chicago and FTL.  (Filed as Exhibit 28.20 to Registrant's 1993 Second Quarter Report on Form 10-Q,
               Commission File No. 1-7806, and incorporated herein by reference.)

     10.54     Cargo Building Site Lease dated September 23, 1987 between the City of Chicago and FTL.  (Filed as Exhibit 28.21
               to Registrant's 1993 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
     10.55     Amended and Restated Land Lease Agreement dated August 1993 between Registrant and the Indianapolis Airport
               Authority.  (Filed as Exhibit 10.52 to Registrant's 1994 Annual Report on Form 10-K, Commission File
               No. 1-7806, and incorporated herein by reference.)

     10.56     Indenture between the City of Indianapolis, Indiana and National Bank of Detroit, as Trustee, dated as of
               September 1, 1993 relating to the City of Indianapolis Airport Facility Revenue Refunding Bonds, Series 1994,
               due April 1, 2017.  (Filed as Exhibit 10.1 to Registrant's 1994 First Quarter Report on Form 10-Q, Commission
               File No. 1-7806, and incorporated herein by reference.)

     10.57     Loan Agreement between the City of Indianapolis and Registrant.  (Filed as Exhibit 10.2 to Registrant's 1994
               First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.58     Form of Promissory Note to the City of Indianapolis.  (Filed as Exhibit 10.3 to Registrant's 1994 First Quarter
               Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.59     Indenture dated as of October 1, 1994 between Indianapolis Airport Authority and NBD Bank, N. A., as Trustee,
               relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.  (Filed as Exhibit 10.1
               to Registrant's 1995 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.60     Guaranty dated as of October 1, 1994 from Registrant to NBD Bank, N.A. relating to 7.10% Special Facilities
               Revenue Bonds, Series 1994 due January 15, 2017.  (Filed as Exhibit 10.2 to Registrant's 1995 Second Quarter
               Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.61     Land and Special Facilities Lease Agreement dated as of October 1, 1994 between Registrant and the Indianapolis
               Airport Authority relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017.
               (Filed as Exhibit 10.3 to Registrant's 1995 Second Quarter Report on Form 10-Q, Commission File No. 1-7806,
               and incorporated herein by reference.)

     10.62     Lease Agreement dated October 9, 1994 between the Registrant and Subic Bay Metropolitan Authority.

     10.63     1980 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1980 Stock Incentive Plan, as amended.
               (Filed as Exhibit 10.59 to Registrant's 1993 Annual Report on Form 10-K, Commission File No. 1-7806, and
               incorporated herein by reference.)

     10.64     1983 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1983 Stock Incentive Plan, as amended.
               (Filed as an exhibit to Registrant's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

     10.65     1984 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1984 Stock Incentive Plan, as amended.
               (Filed as an exhibit to Registrant's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

     10.66     1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended.
               (Filed as an exhibit to Registrant's Registration Statement No. 33-20138 on Form S-8 and incorporated herein by reference.)

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
     10.67     1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended.
               (Filed as Exhibit 10.26 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and
               incorporated herein by reference.)

     10.68     1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan.  (1993
               Stock Incentive Plan was filed as Exhibit A to Registrant's 1993 Definitive Proxy Statement, Commission File
               No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as
               Exhibit 10.61 to Registrant's 1994 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.69     Amendment to Registrant's 1980, 1983, 1984, 1987 and 1989 Stock Incentive Plans.  (Filed as Exhibit 10.27 to
               Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.70     Amendment to Registrant's 1983, 1984, 1987, 1989 and 1993 Stock Incentive Plans.  (Filed as Exhibit 10.63 to
               Registrant's 1994 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.71     1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan.
               (Filed as Exhibit 10.28 to Registrant's 1990 Annual Report on Form 10-K, Commission File No. 1-7806, and
               incorporated herein by reference.)

     10.72     Registrant's Retirement Parity Pension Plan.  (Filed as Exhibit 10.67 to Registrant's 1993 Annual Report on
               Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.73     First Amendment to Registrant's Retirement Parity Pension Plan.  (Filed as Exhibit 10.1 to Registrant's 1995
               First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     10.74     Management Performance Bonus Plan.  (Description of the performance bonus plan contained in the Definitive
               Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, under the heading "Report on
               Executive Compensation of the Compensation Committee of the Board of Directors" is incorporated herein by reference.)

     10.75     Registrant's Retirement Plan for Outside Directors.  (Filed as Exhibit 10.30 to Registrant's 1990 Annual
               Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     10.76     Long-term Performance Bonus Plans.  (Description of the long-term performance bonus plans contained in the
               Definitive Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, under the heading
               "Long-term Incentive Plans - Awards in Last Fiscal Year" is incorporated herein by reference.)

     EXHIBIT
     NUMBER                                       DESCRIPTION OF EXHIBIT
     ------                                       ----------------------
     10.77     Amended and Restated Credit Agreement dated May 12, 1995 among Registrant and The First National Bank of
               Chicago, individually and as agent, and certain lenders.

     10.78     Purchase Agreement between AVSA and Registrant for purchase of Airbus A300 aircraft.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities
               Exchange Act of 1934.  (Filed as Exhibit 10.36 to Registrant's 1991 Annual Report on Form 10-K, Commission
               File No. 1-7806, and incorporated herein by reference.)

     10.79     Sales Agreement dated April 7, 1995 between Registrant and American Airlines, Inc. for the purchase of MD11 aircraft.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

     11.1      Statement re Computation of Earnings Per Share.

     12.1      Statement re Computation of Ratio of Earnings to Fixed Charges.

     13.1      Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1995.

     21.1      Subsidiaries of Registrant.

     23.1      Consent of Independent Public Accountants.

     24.1      Powers of Attorney.

     27.1      Financial Data Schedule (for SEC use only).