Form 10-Q
period 1995-08-31
FEDERAL EXPRESS CORP
filed 1995-10-13
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1995, OR


/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO           .
                                             -------------  -----------

                         COMMISSION FILE NUMBER:  1-7806

                           FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                     71-0427007
     (State of incorporation)                          (I.R.S. Employer
                                                       Identification No.)
      2005 Corporate Avenue
       Memphis, Tennessee                                     38132
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock             Outstanding Shares at September 29, 1995
Common Stock, par value $.10 per share                 56,495,220

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART I.  FINANCIAL INFORMATION


                                                                         PAGE


Condensed Consolidated Balance Sheets
  August 31, 1995 and May 31, 1995.....................................   3-4

Condensed Consolidated Statements of Income
  Three Months Ended August 31, 1995 and 1994..........................     5

Condensed Consolidated Statements of Cash Flows
  Three Months Ended August 31, 1995 and 1994..........................     6

Notes to Condensed Consolidated Financial Statements...................   7-9

Review of Condensed Consolidated Financial Statements
  by Independent Public Accountants....................................    10

Report of Independent Public Accountants...............................    11

Management's Discussion and Analysis of Results of Operations
  and Financial Condition.............................................. 12-15


                           PART II.  OTHER INFORMATION

Submission of Matters to Vote of Security Holders......................    16

Exhibits and Reports on Form 8-K.......................................    16

EXHIBIT INDEX..........................................................   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
------

                                                      August 31,
                                                         1995         May 31,
                                                     (Unaudited)       1995
                                                     -----------      -------
                                                         (In thousands)

Current Assets:
  Cash and cash equivalents......................... $   206,756   $   357,548
  Receivables, less allowance for doubtful accounts
    of $32,545,000 and $31,173,000..................   1,192,968     1,130,254
  Spare parts, supplies and fuel....................     194,784       193,251
  Deferred income taxes.............................     113,543       115,801
  Prepaid expenses and other........................      22,435        72,228
                                                     -----------   -----------
      Total current assets..........................   1,730,486     1,869,082
                                                     -----------   -----------

Property and Equipment, at Cost (Note 6)............   7,975,557     7,697,711
  Less accumulated depreciation and amortization....   4,126,115     3,982,467
                                                     -----------   -----------
      Net property and equipment....................   3,849,442     3,715,244
                                                     -----------   -----------

Other Assets:
  Goodwill..........................................     392,879       397,272
  Equipment deposits and other assets (Note 6)......     520,926       451,774
                                                     -----------   -----------
      Total other assets............................     913,805       849,046
                                                     -----------   -----------


                                                     $ 6,493,733   $ 6,433,372
                                                     -----------   -----------
                                                     -----------   -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

                                                       August 31,
                                                         1995        May 31,
                                                      (Unaudited)     1995
                                                      -----------    -------
                                                           (In thousands)

Current Liabilities:
  Current portion of long-term debt (Note 3)......... $   256,544  $   255,448
  Accounts payable...................................     603,401      618,621
  Accrued expenses (Note 2)..........................     877,148      904,466
                                                      -----------  -----------

      Total current liabilities......................   1,737,093    1,778,535
                                                      -----------  -----------

Long-Term Debt, Less Current Portion (Note 3)........   1,318,743    1,324,711
                                                      -----------  ------------

Deferred Income Taxes................................      55,495       55,956
                                                      -----------  ------------

Other Liabilities....................................   1,057,134    1,028,601
                                                      -----------  -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
  Common Stock, $.10 par value;
    200,000,000 shares authorized; 56,296,048 and
    56,174,180 shares issued.........................       5,630        5,617
  Other..............................................   2,319,638    2,239,952
                                                      -----------  -----------

       Total common stockholders' investment.........   2,325,268    2,245,569
                                                      -----------  -----------

                                                      $ 6,493,733  $ 6,433,372
                                                      -----------  -----------
                                                      -----------  -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                           Three Months Ended
                                                                August 31,
                                                       ------------------------
                                                          1995           1994                                                     --
                                                       -----------    ---------
                                                           (In thousands, except
                                                            per share amounts)

Revenues.............................................. $ 2,453,394    $2,231,127                                                  --
                                                       -----------    ----------

Operating Expenses:
  Salaries and employee benefits......................   1,147,526     1,061,808
  Rentals and landing fees............................     223,207       188,630
  Depreciation and amortization.......................     174,121       156,932
  Fuel................................................     126,376       117,357
  Maintenance and repairs.............................     124,575       136,183
  Other...............................................     508,359       427,232                                                  --
                                                       -----------    ----------
                                                         2,304,164     2,088,142                                                  --
                                                       -----------    ----------

Operating Income......................................     149,230       142,985                                                  --
                                                       -----------    ----------

Other Income (Expense):
  Interest, net.......................................     (23,845)      (32,987)
  Other, net..........................................       4,501        (2,731)
                                                       -----------    ----------
                                                           (19,344)      (35,718)
                                                       -----------    ----------

Income Before Income Taxes............................     129,886       107,267

Income Tax Provision..................................      54,552        46,125
                                                       -----------    ----------

Net Income............................................ $    75,334    $   61,142
                                                       -----------    ----------
                                                       -----------    ----------
Earnings per Share.................................... $      1.33    $     1.08
                                                       -----------    ----------
                                                       -----------    ----------
Common and Common Equivalent Shares (Note 5)..........      56,688        56,614
                                                       -----------    ----------
                                                       -----------    ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          August 31,
                                                   -----------------------
                                                      1995          1994
                                                   ---------     ---------
                                                        (In thousands)

Net Cash Provided by Operating Activities........  $ 190,577     $ 237,652
                                                   ----------    ---------

Investing Activities:
  Purchases of property and equipment, including
    deposits on aircraft of $40,523,000 and
    $42,612,000..................................   (326,502)     (243,780)
  Proceeds from disposition of property
    and equipment:
     Reimbursements of A300 deposits.............     20,205        38,794
     Other dispositions..........................     20,777        12,698
  Other, net.....................................    (56,441)       27,269
                                                   ----------    ---------

Net cash used in investing activities............   (341,961)     (165,019)
                                                   ---------     ---------

Financing Activities:
  Principal payments on debt.....................     (5,004)      (51,415)
  Other, net.....................................      5,596         1,688
                                                    --------     ---------
Net cash provided by (used in)
  financing activities...........................        592       (49,727)
                                                   ---------     ---------
Net increase (decrease) in cash
  and cash equivalents...........................   (150,792)       22,906
Cash and cash equivalents at beginning of period.    357,548       392,923
                                                   ---------     ---------

Cash and cash equivalents at end of period.......  $ 206,756     $ 415,829
                                                   ---------     ---------
                                                   ---------     ---------

Cash payments for:
  Interest (net of capitalized interest).........  $   5,398     $  18,608
                                                   ---------     ---------
                                                   ---------     ---------

  Income taxes...................................  $   3,263     $   4,023
                                                   ---------     ---------
                                                   ---------     ---------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with Federal Express Corporation's Annual Report on Form 10-K for the year ended May 31, 1995. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of August 31, 1995, the consolidated results of their operations for the three-month periods ended August 31, 1995 and 1994, and their consolidated cash flows for the three-month periods ended August 31, 1995 and 1994. Operating results for the three-month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                                       August 31,
                                                          1995      May 31,
                                                      (Unaudited)    1995
                                                      -----------  --------
                                                         (In thousands)

     Compensated absences...........................   $195,126    $192,785
     Insurance......................................    181,152     176,806
     Taxes other than income taxes..................    130,682     137,037
     Salaries.......................................    103,517     100,024
     Employee benefits..............................     77,341     127,870
     Interest.......................................     52,342      30,443
     Aircraft overhaul..............................     39,528      53,540
     Other..........................................     97,460      85,961
                                                       --------    --------

                                                       $877,148    $904,466
                                                       --------    --------
                                                       --------    --------

(3)  LONG-TERM DEBT

                                                        August 31,
                                                           1995        May 31,
                                                       (Unaudited)      1995
                                                       -----------   ----------
                                                            (In thousands)
     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2013.............  $1,182,531    $1,187,413
     Unsecured sinking fund debentures, interest
       rate of 9.63%, due through 2020...............      98,340        98,323
     Capital lease obligations and tax exempt bonds,
       due through 2017, interest rates of
       6.75% to 8.30%................................     255,100       255,100
       Less bond reserve funds.......................      11,096        11,096
                                                       ----------    ----------
                                                          244,004       244,004
     Other debt, interest rates of 9.68% to 9.98%....      50,412        50,419
                                                       ----------    ----------
                                                        1,575,287     1,580,159
         Less current portion........................     256,544       255,448
                                                       ----------    ----------
                                                       $1,318,743    $1,324,711
                                                       ----------    ----------
                                                       ----------    ----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, all of which was available at August 31, 1995. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement.


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of August 31, 1995, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the three-month period ended August 31, 1995, 121,868 shares of common stock were issued under employee incentive plans at prices ranging from $30.56 to $62.94 per share.

(6)  COMMITMENTS

     As of August 31, 1995, the Company's purchase commitments for the remainder of 1996 and annually thereafter under various contracts are as follows (in thousands):

                                   Aircraft-
                     Aircraft       Related(1)     Other(2)           Total
                     --------      -----------     --------         --------

   1996 (remainder)  $447,600      $133,900        $324,500         $906,000
   1997               593,400        14,900          48,400          656,700
   1998               484,500        15,300          33,600          533,400
   1999               241,900        18,100          15,600          275,600
   2000               124,200         9,900               -          134,100


(1) Primarily aircraft modifications, rotables, and development and upgrade of aircraft simulators.

(2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 15 Airbus A300, 15 Airbus A310, 12 MD-11, one B-727-200 and 26 Cessna 208B aircraft to be delivered through 2000. Deposits and progress payments of $300,057,000 have been made toward these purchases. At August 31, 1995, the Company had options to purchase up to 40 additional Airbus A300 aircraft for delivery beginning in 1999. In addition, the Company may be required to purchase seven MD-11 aircraft for delivery beginning no later than 2000 under a put option agreement.


 (7)  LEGAL PROCEEDINGS

     In August 1995, the Company reached an agreement with the IRS concerning an excise tax dispute for the seven and one-half year period ended March 31, 1991. Under the terms of the settlement, the Company will not owe any additional federal excise tax for this period. The dispute involved a claim by the IRS that the Company had underpaid federal excise tax by as much as $159 million. This settlement agreement completes the IRS' audit of the Company's federal excise tax return for the period covered by the settlement. The Company also gave up its claim for a $70 million refund of excise tax for the same time period.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS


     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1995, and the related condensed consolidated statements of income for the three-month periods ended August 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1995 and 1994, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of August 31, 1995 and the related condensed consolidated statements of income for the three-month periods ended August 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1995 and the related consolidated statements of income, changes in common stockholders' investment and cash flows for the year then ended. In our report dated June 29, 1995, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                  Arthur Andersen LLP



Memphis, Tennessee,
September 14, 1995

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the three months ended August 31, 1995, the Company recorded net income of $75 million ($1.33 per share) on revenues of $2.5 billion compared with net income of $61 million ($1.08 per share) on revenues of $2.2 billion for the same period in the prior year. Results improved, reflecting the Company's focus on managing its resources to capture the greatest overall economic benefit in a growing worldwide express market.


Revenues

     The following table shows a comparison of revenues (in millions):


                                             Three Months Ended
                                                  August 31,
                                             ------------------  Percent
                                             1995       1994      Change
                                             ----       ----     -------

     U.S. domestic express                   $1,736    $1,612     + 8
     International Priority (IP)                470       380     +24
     International Express Freight
       (IXF) and Airport-to-Airport
       (ATA)                                    144       142     + 1
     Charter, Logistics services
       and other                                103        97     + 6
                                             ------    ------

                                             $2,453    $2,231     +10
                                             ------    ------
                                             ------    ------

     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):


                                             Three Months Ended
                                                  August 31,
                                             -------------------  Percent
                                               1995       1994     Change
                                               ----       ----    -------

     U.S. domestic express:
          Average daily packages               2,106      1,891     +11
          Revenue per package                 $12.68     $13.12     - 3

     IP:
          Average daily packages                 179        149     +20
          Revenue per package                 $40.45     $39.34     + 3

     IXF/ATA:
          Average daily pounds                 2,035      2,083     - 2
          Revenue per pound                   $ 1.09     $ 1.05     + 4


     The Company's U.S. domestic express services continue to be pressured by the competitive, price-sensitive environment prevalent in the U.S. express delivery market. To slow the rate of decline in the Company's revenue per package (yield), management has been examining and, where applicable, realigning the level of customer discount to be commensurate with customer shipping profiles. The Company also increased the price for one of its deferred services in June 1995. These and other actions limited the yield decline to 3% in the first quarter of 1996 compared with quarterly year-over-year declines that ranged from 5% to 6% in 1995. Management will continue to review and realign customer discounts for the remainder of 1996.

     The Company's IP service, supported by competitive advantages and favorable economic conditions, recorded year-over-year growth in revenues, volumes and yields. The Company's airfreight services experienced slight growth in revenues and yields while average daily volumes declined. This drop in airfreight volumes is attributable to volume declines in the Company's ATA service. The space-confirmed aspect of IP and IXF services and growth in IXF volumes (38% year-over-year) reduced the space available for ATA airfreight. As a result, ATA average daily volumes decreased 27% over the prior year. In September 1995, after a delay from the planned July opening, the Company opened its Subic Bay hub in the Philippines. The Company initiated intra-Asian overnight service using this hub and added a new trans-Pacific flight. Management believes that this new facility will contribute to the growth in IP revenues and volumes and expects the new flight to attract incremental airfreight although not as soon as originally anticipated, given the delayed opening.

Operating Expenses

     Salaries and employee benefits increased 8% primarily due to volume-related growth in the Company's U.S. domestic employment levels.

     An 18% increase in Rentals and landing fees is primarily due to the leasing of additional Airbus A300 and A310 aircraft. As of August 31, 1995, the Company had 10 A300 and 13 A310 aircraft under operating lease. One year earlier, the Company had only four A300 and two A310 aircraft under operating lease. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1996 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Maintenance and repairs expense declined 9% year-over-year for the first quarter of 1996. However, this is a temporary departure from a long-term trend of generally increasing maintenance and repairs expense. Management does not believe this decline is sustainable.

     The increase in Other operating expense is due primarily to year-over-year volume growth. Transportation services by outside vendors, temporary manpower and consulting fees comprise the most significant portion of these expenses.


Operating Income

     The Company's consolidated operating income for the first three months of 1996 increased 4% over the prior year. U.S. domestic operating income rose 4% over the prior year to $125 million. This increase is attributable to double-digit growth in volume, reduced yield decline and a 2% reduction in cost per package. Additionally, sales of engine noise reduction kits contributed an incremental $7 million to U.S. domestic operating income. The U.S. domestic operating margin was 7.1% compared to 7.4% in the prior year. The Company's international operating income for the first three months of 1996 increased 5% over the prior year to $24 million and represented an operating margin of 3.5% compared to 3.8% in the prior year. The delayed opening of the Subic Bay facility adversely impacted international operating income largely because of expenses incurred despite the delay. A $5 million decline in Charter revenues also negatively affected international operating income.

Other Income and Expense

     A decrease in net interest expense of 28% for the quarter was due to lower debt levels. In addition, the level of capitalized interest was higher, principally attributable to interest capitalized during the modification of certain Airbus A310 aircraft from passenger-to-freighter configuration. As of August 31, 1995, the Company had seven A310 aircraft undergoing modification and none in the prior year's first quarter.

     Other, net for the quarter ended August 31, 1995, includes gains on sales of B-727 aircraft.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $207 million at August 31, 1995, and decreased $151 million during the first three months of 1996. Cash provided from operations was $191 million compared with $238 million for the same period in the prior year. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flows from operations and available cash under its commercial paper program and revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

Capital Resources

     The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, package handling facilities, sort equipment, and computer and telecommunication equipment. The amount and timing of capital additions are dependent on various factors including volume growth, new or enhanced services, geographical expansion of services, competition and availability of satisfactory financing.

     Capital expenditures for the first three months of 1996 totaled $327 million and included two A310 aircraft, nine Cessna 208 aircraft, deposits on future Airbus A300 aircraft, vehicles and ground support equipment, and customer automation and computer equipment. In comparison, prior year expenditures totaled $244 million and included deposits on future Airbus A300 aircraft, vehicle and ground support equipment, and customer automation and computer equipment. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     Additional investing activities included the purchase of an all-cargo route authority between the U.S. and China.

     In August 1995, approximately $123 million of pass through certificates were issued under a November 1994 shelf registration filed with the Securities and Exchange Commission to refinance the debt portion of leveraged leases related to two Airbus A300 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company, but amounts payable by the Company under the two leveraged leases are sufficient to pay the principal and interest on the certificates. The Company has $342 million of certificates remaining under this registration statement which may be used to partially finance the purchase of aircraft, or to finance or refinance aircraft in leveraged lease transactions.

     The Company believes its available capital resources provide flexibility to allow access to the most efficient capital markets with respect to any particular aircraft acquisition and are adequate for its future capital needs. These resources include backstop financing for 15 Airbus A300 aircraft, $342 million of equipment trust and pass through certificates, $210 million under an interim loan facility, $100 million of unsecured notes available under a June 1992 shelf registration and the public and private debt markets for leveraged lease financing.

                         PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1995 Annual Meeting of Stockholders held on September 25, 1995, the Company's stockholders elected the Class III Directors to serve for a three-year term expiring at the 1998 Annual Meeting. The tabulation of votes with respect to each nominee for office was:


                       Nominee                 For             Withheld
                 --------------------       ----------         --------
                 Howard H. Baker, Jr.       48,716,476          833,137
                 Judith L. Estrin           48,885,365          664,248
                 Philip Greer               49,235,832          313,781
                 J. R. Hyde, III            49,235,431          314,182
                 Frederick W. Smith         49,082,215          467,398

     The stockholders also approved the Company's 1995 Stock Incentive Plan by a vote of 48,097,212 to 1,374,789 with 77,612 abstentions and broker non-votes, and the Company's 1995 Restricted Stock Plan by a vote of 43,123,423 to 6,339,039 with 87,151 abstentions and broker non-votes. The stockholders also approved the Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ended May 31, 1996 by a vote of 49,469,842 to 39,723 with 40,048 abstentions and broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number     Description of Exhibit
     -------    ----------------------

     11.1       Statement re Computation of Earnings Per Share.

     12.1       Computation of Ratio of Earnings to Fixed Charges.

     15.1       Letter re Unaudited Interim Financial Statements.

(b)  Reports on Form 8-K.

     During the quarter ended August 31, 1995, the Registrant filed two Current Reports on Form 8-K. The first report was dated August 14, 1995 and filed under
Item 7, Financial Statements and Exhibits. The report contained a press release dated August 14, 1995.

     The second report was dated August 16, 1995 and filed under Item 7, Financial Statements and Exhibits. The report contained documents relating to the 1995 Pass Through Certificates, Series A1 and A2.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FEDERAL EXPRESS CORPORATION
                                                     (Registrant)


Date:     October 12, 1995                   /s/ JAMES S. HUDSON
                                             ----------------------------
                                             JAMES S. HUDSON
                                             VICE PRESIDENT & CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

                                EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
-------    ----------------------

11.1       Statement re Computation of Earnings Per Share.

12.1       Computation of Ratio of Earnings to Fixed Charges.

15.1       Letter re Unaudited Interim Financial Statements.