Form 10-Q
period 1995-11-30
FEDERAL EXPRESS CORP
filed 1996-01-12
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1995, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________.


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Common Stock               Outstanding Shares at December 29, 1995
Common Stock, par value $.10 per share                 56,689,475


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                            PAGE

Condensed Consolidated Balance Sheets
   November 30, 1995 and May 31, 1995. . . . . . . . . . . . . . . . . . .   3-4

Condensed Consolidated Statements of Income
   Three and Six Months Ended November 30, 1995 and 1994 . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows
   Six Months Ended November 30, 1995 and 1994 . . . . . . . . . . . . . .     6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .  7-10

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants . . . . . . . . . . . . . . . . . . .    11

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .    12

Management's Discussion and Analysis of Results of Operations
   and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . 13-17



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .    18


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                      November 30,
                                                         1995          May 31,
                                                      (Unaudited)       1995
                                                      -----------   -----------
                                                            (In thousands)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . .  $   115,147   $   357,548
   Receivables, less allowance for doubtful accounts
     of $30,971,000 and $31,173,000. . . . . . . . .    1,283,493     1,130,254
   Spare parts, supplies and fuel. . . . . . . . . .      210,387       193,251
   Deferred income taxes . . . . . . . . . . . . . .      110,369       115,801
   Prepaid expenses and other. . . . . . . . . . . .       27,976        72,228
                                                      -----------   -----------

      Total current assets . . . . . . . . . . . . .    1,747,372     1,869,082
                                                      -----------   -----------

Property and Equipment, at Cost (Note 6) . . . . . .    8,295,386     7,697,711
   Less accumulated depreciation and amortization. .    4,274,196     3,982,467
                                                      -----------   -----------
      Net property and equipment . . . . . . . . . .    4,021,190     3,715,244
                                                      -----------   -----------

Other Assets:
   Goodwill. . . . . . . . . . . . . . . . . . . . .      388,639       397,272
   Equipment deposits and other assets (Note 6). . .      477,473       451,774
                                                      -----------   -----------

      Total other assets . . . . . . . . . . . . . .      866,112       849,046
                                                      -----------   -----------

                                                      $ 6,634,674   $ 6,433,372
                                                      -----------   -----------
                                                      -----------   -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      November 30,
                                                         1995          May 31,
                                                      (Unaudited)       1995
                                                      -----------   -----------
                                                            (In thousands)
Current Liabilities:
   Current portion of long-term debt (Note 3). . . .  $   181,014   $   255,448
   Accounts payable. . . . . . . . . . . . . . . . .      652,121       618,621
   Accrued expenses (Note 2) . . . . . . . . . . . .      912,269       904,466
                                                      -----------   -----------

      Total current liabilities. . . . . . . . . . .    1,745,404     1,778,535
                                                      -----------   -----------

Long-Term Debt, Less Current Portion (Note 3). . . .    1,336,381     1,324,711
                                                      -----------   -----------

Deferred Income Taxes. . . . . . . . . . . . . . . .       52,097        55,956
                                                      -----------   -----------

Other Liabilities. . . . . . . . . . . . . . . . . .    1,080,469     1,028,601
                                                      -----------   -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
   Common Stock, $.10 par value;
      200,000,000 shares authorized; 56,683,992 and
      56,174,180 shares issued . . . . . . . . . . .        5,668         5,617
   Other . . . . . . . . . . . . . . . . . . . . . .    2,414,655     2,239,952
                                                      -----------   -----------

      Total common stockholders' investment. . . . .    2,420,323     2,245,569
                                                      -----------   -----------

                                                      $ 6,634,674   $ 6,433,372
                                                      -----------   -----------
                                                      -----------   -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     Three Months Ended              Six Months Ended
                                         November 30,                  November 30,
                                   -------------------------     -------------------------
                                      1995           1994           1995           1994
                                   ----------     ----------     ----------     ----------
                                          (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . $2,547,012     $2,358,765     $5,000,406     $4,589,892
                                   ----------     ----------     ----------     ----------
Operating Expenses:
  Salaries and employee benefits .  1,121,047      1,105,875      2,268,573      2,167,683
  Rentals and landing fees . . . .    236,770        199,306        459,977        387,936
  Depreciation and amortization. .    178,674        161,585        352,795        318,517
  Fuel . . . . . . . . . . . . . .    143,256        127,747        269,632        245,104
  Maintenance and repairs. . . . .    162,063        133,219        286,638        269,402
  Other. . . . . . . . . . . . . .    534,297        454,657      1,042,656        881,889
                                   ----------     ----------     ----------     ----------
                                    2,376,107      2,182,389      4,680,271      4,270,531
                                   ----------     ----------     ----------     ----------


Operating Income . . . . . . . . .    170,905        176,376        320,135        319,361
                                   ----------     ----------     ----------     ----------

Other Income (Expense):
  Interest, net. . . . . . . . . .    (24,175)       (30,462)       (48,020)       (63,449)
  Other, net . . . . . . . . . . .      8,222          5,206         12,723          2,475
                                   ----------     ----------     ----------     ----------
                                      (15,953)       (25,256)       (35,297)       (60,974)
                                   ----------     ----------     ----------     ----------

Income Before Income Taxes . . . .    154,952        151,120        284,838        258,387

Income Tax Provision . . . . . . .     65,081         64,981        119,633        111,106
                                   ----------     ----------     ----------     ----------

Net Income . . . . . . . . . . . . $   89,871     $   86,139     $  165,205     $  147,281
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Earnings per Share . . . . . . . . $     1.57     $     1.53     $     2.90     $     2.61
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Common and Common Equivalent
  Shares (Note 5). . . . . . . . .     57,260         56,385         56,974         56,500
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              November 30,
                                                        -----------------------
                                                          1995           1994
                                                        ---------     ---------
                                                            (In thousands)

Net Cash Provided by Operating Activities. . . . . .    $ 425,495     $ 465,968
                                                        ---------     ---------
Investing Activities:
   Purchases of property and equipment, including
      deposits on aircraft of $49,453,000 and
      $62,130,000. . . . . . . . . . . . . . . . . .     (689,278)     (479,498)
   Proceeds from disposition of property
      and equipment:
       Reimbursements of A300 deposits . . . . . . .       80,820        77,588
       Other dispositions. . . . . . . . . . . . . .       24,790        15,144
   Other, net. . . . . . . . . . . . . . . . . . . .      (34,204)       52,801
                                                        ---------     ---------
Net cash used in investing activities. . . . . . . .     (617,872)     (333,965)
                                                        ---------     ---------

Financing Activities:
   Proceeds from debt issuances. . . . . . . . . . .       17,298        45,460
   Principal payments on debt. . . . . . . . . . . .      (80,505)     (327,431)
   Proceeds from stock issuances . . . . . . . . . .       25,427         3,010
   Other, net. . . . . . . . . . . . . . . . . . . .      (12,244)            -
                                                        ---------     ---------
Net cash used in financing activities. . . . . . . .      (50,024)     (278,961)
                                                        ---------     ---------

Net decrease in cash and cash equivalents. . . . . .     (242,401)     (146,958)
Cash and cash equivalents at beginning of period . .      357,548       392,923
                                                        ---------     ---------

Cash and cash equivalents at end of period . . . . .    $ 115,147     $ 245,965
                                                        ---------     ---------
                                                        ---------     ---------

Cash payments for:
   Interest (net of capitalized interest). . . . . .    $  49,753     $  79,827
                                                        ---------     ---------
                                                        ---------     ---------
   Income taxes. . . . . . . . . . . . . . . . . . .    $  71,135     $  91,287
                                                        ---------     ---------
                                                        ---------     ---------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with Federal Express Corporation's Annual Report on Form 10-K for the year ended May 31, 1995. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of November 30, 1995, the consolidated results of their operations for the three- and six-month periods ended November 30, 1995 and 1994, and their consolidated cash flows for the six-month periods ended November 30, 1995 and 1994. Operating results for the three- and six-month periods ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                                       November 30,
                                                           1995         May 31,
                                                       (Unaudited)        1995
                                                        ---------     ---------
                                                            (In thousands)
     Compensated absences. . . . . . . . . . . . . .     $200,244      $192,785
     Insurance . . . . . . . . . . . . . . . . . . .      189,467       176,806
     Taxes other than income taxes . . . . . . . . .      135,203       137,037
     Salaries. . . . . . . . . . . . . . . . . . . .      114,870       100,024
     Employee benefits . . . . . . . . . . . . . . .       88,035       127,870
     Aircraft overhaul . . . . . . . . . . . . . . .       66,567        53,540
     Interest. . . . . . . . . . . . . . . . . . . .       28,789        30,443
     Other . . . . . . . . . . . . . . . . . . . . .       89,094        85,961
                                                        ---------     ---------

                                                         $912,269      $904,466
                                                        ---------     ---------
                                                        ---------     ---------

(3)  LONG-TERM DEBT

                                                      November 30,
                                                         1995          May 31,
                                                      (Unaudited)       1995
                                                      -----------    ----------
                                                           (In thousands)

     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2013 . . . . . .   $1,107,149    $1,187,413
     Unsecured sinking fund debentures, interest
       rate of 9.63%, due through 2020 . . . . . . .       98,357        98,323
     Capital lease obligations and tax exempt bonds,
       due through 2017, interest rates of
       6.75% to 8.30%. . . . . . . . . . . . . . . .      255,100       255,100
       Less bond reserve funds . . . . . . . . . . .       11,096        11,096
                                                      -----------    ----------
                                                          244,004       244,004
     Other debt, interest rates of 9.68% to 9.98%. .       67,885        50,419
                                                      -----------    ----------
                                                        1,517,395     1,580,159
          Less current portion . . . . . . . . . . .      181,014       255,448
                                                      -----------    ----------
                                                       $1,336,381    $1,324,711
                                                      -----------    ----------
                                                      -----------    ----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, all of which was available at November 30, 1995. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement.


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of November 30, 1995, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the six-month period ended November 30, 1995, 657,312 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $30.56 to $80.06 per share. During the same period, the Company acquired 144,062 shares of its common stock at an average cost of $84.99 per share.

(6)  COMMITMENTS

     As of November 30, 1995, the Company's purchase commitments for the remainder of 1996 and annually thereafter under various contracts are as follows (in thousands):

                                        Aircraft-
                          Aircraft      Related(1)      Other(2)          Total
                          --------      ----------      --------        --------

     1996 (remainder)     $249,300       $ 69,800       $214,100        $533,200
     1997                  588,300         18,500         72,400         679,200
     1998                  478,600         15,300         33,600         527,500
     1999                  240,800         18,100         15,600         274,500
     2000                  124,200          9,900              -         134,100


     (1) Primarily spare parts and engines, aircraft modifications and rotables.

     (2)  Primarily facilities, vehicles, computers and other equipment.

     The Company is committed to purchase 12 Airbus A300, 13 Airbus A310, 12 MD-11, five B-727-200 and 17 Cessna 208B aircraft to be delivered through 2000. Deposits and progress payments of $247,142,000 have been made toward these purchases. At November 30, 1995, the Company had options to purchase up to 40 additional Airbus A300 aircraft for delivery beginning in 1999. In addition, the Company may be required to purchase seven MD-11 aircraft for delivery beginning no later than 2000 under a put option agreement.

     During the six-month period ended November 30, 1995, the Company acquired four Airbus A300 aircraft under operating leases. These aircraft were included as purchase commitments as of May 31, 1995. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1995 for the four Airbus A300 aircraft and three additional MD-11 aircraft to be acquired by operating lease are as follows (in thousands):

                            1996           $   6,900
                            1997              42,400
                            1998              48,300
                            1999              51,600
                            2000              48,400
                            Thereafter       536,700

(7)  LEGAL PROCEEDINGS

     In August 1995, the Company reached an agreement with the Internal Revenue Service ("IRS") concerning an excise tax dispute for the seven and one-half year period ended March 31, 1991. Under the terms of the settlement, the Company will not owe any additional federal excise tax for this period. The dispute involved a claim by the IRS that the Company had underpaid federal excise tax by as much as $159 million. This settlement agreement completes the IRS' audit of the Company's federal excise tax return for the period covered by the settlement. The Company also gave up its claim for a $70 million refund of excise tax for the same time period.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS





  Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1995, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six-month periods ended
November 30, 1995 and 1994, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1995 and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





Memphis, Tennessee,
December 13, 1995

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the quarter ended November 30, 1995, the Company recorded net income of $90 million ($1.57 per share) on revenues of $2.5 billion compared with net income of $86 million ($1.53 per share) on revenues of $2.4 billion for the same period in the prior year. For the six months ended November 30, 1995, the Company recorded net income of $165 million ($2.90 per share) on revenues of $5 billion compared with net income of $147 million ($2.61 per share) on revenues of $4.6 billion for the same period in the prior year. Operating results reflect the effects of a weak international airfreight market and delays in the start-up of the Company's intra-Asian express network (AsiaOne).

Revenues

     The following table shows a comparison of revenues (in millions):

                                    Three Months                Six Months
                                       Ended                       Ended
                                    November 30,                November 30,
                                  ---------------   Percent   ---------------   Percent
                                   1995     1994     Change    1995     1994     Change
                                  ------   ------   -------   ------   ------   -------
U.S. domestic express. . . . . .  $1,779   $1,657     + 7 %   $3,514   $3,270      + 7 %
International Priority (IP). . .     496      415     +19        965      795      +21
International Express Freight
  (IXF) and Airport-to-Airport
  (ATA). . . . . . . . . . . . .     159      156     + 2        304      299      + 2
Charter, Logistics services
  and other. . . . . . . . . . .     113      131     -13        217      226      - 4
                                  ------   ------             ------   ------
                                  $2,547   $2,359     + 8     $5,000   $4,590      + 9
                                  ------   ------             ------   ------
                                  ------   ------             ------   ------

     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):

                                   Three Months                 Six Months
                                      Ended                       Ended
                                   November 30,                November 30,
                                  ---------------   Percent   ---------------   Percent
                                   1995     1994     Change    1995     1994     Change
                                  ------   ------   -------   ------   ------   -------
U.S. domestic express:
   Average daily packages. . . .   2,224    2,057    + 8 %     2,164    1,973     +10 %
   Revenue per package . . . . .  $12.70   $12.79    - 1      $12.69   $12.95     - 2

IP:
   Average daily packages. . . .     192      163    +18         185      156     +19
   Revenue per package . . . . .  $40.94   $40.50    + 1      $40.70   $39.94     + 2

IXF/ATA:
   Average daily pounds. . . . .   2,429    2,326    + 5       2,229    2,203     + 1
   Revenue per pound . . . . . .  $ 1.04   $ 1.07    - 3      $ 1.06   $ 1.06      --

     During the quarter, yield-management actions continued to slow the rate of decline in U.S. domestic express revenue per package (yield), but also contributed to a slowing of year-over-year volume growth. These actions included examining and, where applicable, realigning the level of customer discount to be commensurate with customer shipping profiles and increasing the list price for one of the Company's deferred services in June 1995. As a result, yields declined only 1% and 2% for the quarter and year-to-date periods, respectively, compared with declines of 6% and 5% for the same periods in the prior year. Volume growth slowed to 8% and 10% for the quarter and year-to-date periods for 1996 compared to 16% for these same periods in the prior year. The drop in the rate of domestic volume growth is particularly evident in the Company's economy two-day service which experienced growth rates of 1% and 5% in 1996's second quarter and year-to-date periods, respectively, compared to 22% and 24% for the same periods in 1995.
Management will continue to review and realign customer discounts for the remainder of 1996.

     The Company's IP volumes and yields continued to experience year-over-year growth. However, airfreight results were mixed. IXF service volumes (a space-confirmed, time-definite service) increased 25% and 31% for the quarter and year-to-date periods, but yields declined 8% and 7% for the same periods. ATA volumes (a lower-priced, space-available service) declined 14% and 21% for the quarter and year-to-date periods, with yields essentially unchanged. Increased capacity in the global airfreight market and slowing growth in world demand adversely affected airfreight yields. The Company's Subic Bay hub in the Philippines, opened September 1995, and its new intra-Asia express network contributed to the growth in IP volumes and attracted incremental airfreight, although not as much as originally anticipated, given the impact on sales and marketing efforts of the delay in the planned July opening. Management expects both IP and airfreight volume growth to continue to be restrained by a weak international economy during the remainder of 1996.

     The decrease in Charter, Logistics services and other revenue is largely attributable to the January 1995 sale of two dedicated warehousing and contract distribution companies in the United Kingdom. Also contributing to the decline are decreases in charter activity of $6 million and $11 million for the quarter and year-to-date periods, respectively, partially offset by increased sales of engine noise reduction kits in the first quarter.


Operating Expenses

     Salaries and employee benefits increased 1% and 5% for the quarter and year-to-date periods. This increase is a result of volume-related growth, largely offset by decreased provisions under the Company's performance-based incentive compensation plans in the second quarter.

     A 19% increase in Rentals and landing fees for both the quarter and year-to-date periods is primarily due to the leasing of additional Airbus A300 and A310 aircraft. As of November 30, 1995, the Company had 13 A300 and 13 A310 aircraft under operating lease compared with six A300 and five A310 aircraft as of the same date in the prior year. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft leases during 1996 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense increased 12% and 10% for the quarter and year-to-date periods, respectively, due to increases in gallons consumed and average jet fuel price per gallon. The increase in average jet fuel price per gallon is primarily due to the 4.3 cents per gallon excise tax on aviation fuel which became effective October 1, 1995.

     Maintenance and repairs expense increased 22% and 6% for the quarter and year-to-date periods, respectively. Earlier than expected DC-10 engine maintenance, increased spare parts supplies on aircraft in preparation for peak season and distribution of spare parts to the newly-opened Subic Bay facility contributed to these increases. Although the Company incurred a larger percentage of the year-to-date maintenance and repairs expense in the second quarter due to the above factors, the year-to-date increase is consistent with a long-term trend of increasing maintenance and repairs expense.

     Other operating expense increased 18% for both the second quarter and year-to-date periods of 1996, primarily due to the cost of on-going projects designed to optimize the value of goods and services purchased and the use of resources. Management expects these projects to result in future, long-term cost savings. Volume-related increases in transportation services by outside vendors and temporary manpower also contributed to the rise in other operating expense.

     Management does not believe that a labor dispute between the Company and the Air Line Pilots Association ("ALPA"), the collective bargaining agent representing the Company's pilots, had a material adverse effect on the Company's results of operations for the quarter or year-to-date periods ended November 30, 1995. During the quarter, the Company incurred certain contingency expenses associated with maintaining service reliability while the Company attempted to reach a collective bargaining agreement. These expenses can be expected to continue until such time as a collective bargaining agreement is reached with ALPA.


Operating Income

     The Company's consolidated operating income for the second quarter of 1996 decreased 3% from the prior year, while consolidated operating income for the year-to-date period remained essentially unchanged.

     U.S. domestic operating income rose to $137 million for the second quarter (a 3% year-over-year increase) and $263 million for the year-to-date period (a 4% year-over-year increase). These increases reflect slower volume growth and reduced yield decline as well as cost per package reductions of 0.3% and 1.3% for the quarter and six-month periods, respectively. U.S. domestic operating margin for the quarter and year-to-date periods was 7.6% and 7.3%, respectively, compared to 7.9% and 7.6% for the same periods in the prior year.

     The Company's international operating income was $33 million for the second quarter (a 22% year-over-year decline) and $57 million for the year-to-date period (a 13% year-over-year decline). These declines are attributable to a weaker than expected airfreight market and a two-month delay in opening the Subic Bay hub, which hampered sales momentum for the fall peak season. Concurrent with the delay, incremental costs resulted from the addition of a trans-Pacific flight, the establishment of the AsiaOne network and the impact of two typhoons in the Philippines. A decline in charter revenue also negatively affected international operating income. International operating margin for the quarter and year-to-date periods was 4.6% and 4.1%, respectively, compared to 6.5% and 5.2% for the same periods in the prior year.


Other Income and Expense

     A decrease in net interest expense of 21% and 24% for the quarter and year-to-date periods was due to lower debt levels and a higher level of capitalized interest. Interest is capitalized during the modification of certain Airbus A310 aircraft from passenger to freighter configuration. During the first six months of 1996, seven A310 aircraft were modified, or were undergoing modification, compared with none in the same period of the prior year.

     Other, net includes a $7.3 million and a $5.9 million distribution in the second quarter of 1996 and 1995, respectively, from the bankruptcy estate of a firm engaged by the Company in 1990 to remit payments of employees' withholding taxes to the appropriate authorities. During the third quarter of 1991, the Company recorded a $32 million charge to other income and expense for an estimated probable loss due to the failure of the firm to remit taxes due. Through November 30, 1995, the Company has received $17.5 million from the bankruptcy estate of the firm. All major issues pertaining to the bankruptcy have been resolved, and any additional amounts the Company may receive are expected to be insignificant.

     Other, net also includes gains on sales of B-727 aircraft during both the first and second quarters of 1996.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $115 million at November 30, 1995, and decreased $242 million during the first six months of 1996. Cash provided from operations was $425 million compared with $466 million for the same period in the prior year. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flows from operations and available cash under its commercial paper program and revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

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

     Capital expenditures for the first six months of 1996 totaled $689 million and included four A310 aircraft, 18 Cessna 208 aircraft, deposits on future Airbus A300 aircraft, vehicles and ground support equipment, and customer automation and computer equipment. In comparison, prior year expenditures totaled $479 million and included vehicle and ground support equipment, customer automation and computer equipment and deposits on future Airbus A300 aircraft. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     Additional investing activities included the purchase of an all-cargo route authority between the U.S. and China in the first quarter of 1996.

     In August and October 1995, approximately $123 and $195 million, respectively, of pass through certificates were issued under a November 1994 shelf registration filed with the Securities and Exchange Commission to refinance the debt portion of leveraged leases related to five Airbus A300 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company, but amounts payable by the Company under the five leveraged leases are sufficient to pay the principal of and interest on the certificates. The Company has $147 million of certificates remaining under this registration statement which may be used to partially finance the purchase of aircraft, or to finance or refinance aircraft in leveraged lease transactions.

     The Company's capital resources include backstop financing for 12 Airbus A300 aircraft and the public and private debt markets for leveraged lease financing. Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing aircraft acquisitions and are adequate for the Company's future capital needs.

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


(a)  Exhibits.

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     11.1      Statement re Computation of Earnings Per Share.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

     During the quarter ended November 30, 1995, the Registrant filed four Current Reports on Form 8-K. The first report was dated September 14, 1995 and filed under Items 5 and 7, Other Events and Financial Statements and Exhibits. The report contained a press release dated September 14, 1995 and Appendix A to a Private Placement Memorandum prepared with respect to the Registrant's commercial paper program.

     The second report was dated October 17, 1995 and filed under Item 7, Financial Statements and Exhibits. The report contained a Consent and a Form T-1 Statement of Eligibility Under the Trust Indenture Act of 1939 in connection with Registration Statement on Form S-3 No. 33-56569.

     The third report was dated October 25, 1995 and filed under Items 5 and 7, Other Events and Financial Statements and Exhibits. The report contained a press release dated October 25, 1995.

     The fourth report was dated October 26, 1995 and filed under Item 7, Financial Statements and Exhibits. The report contained documents relating to the 1995 Pass Through Certificates, Series B1, B2, and B3.

                                    SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION
                                          (Registrant)



Date:     January 11, 1996              /s/ JAMES S. HUDSON
                                   ----------------------------
                                   JAMES S. HUDSON
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
-------   ----------------------

11.1      Statement re Computation of Earnings Per Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

15.1      Letter re Unaudited Interim Financial Statements.