Form 10-Q
period 1996-02-29
FEDERAL EXPRESS CORP
filed 1996-04-12
CIK 230211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 29, 1996, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Common Stock                  Outstanding Shares at March 29, 1996
Common Stock, par value $.10 per share                    56,755,690

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART I.  FINANCIAL INFORMATION


                                                                            PAGE

Condensed Consolidated Balance Sheets
     February 29, 1996 and May 31, 1995. . . . . . . . . . . . . . . . . .   3-4

Condensed Consolidated Statements of Income
     Three and Nine Months Ended February 29, 1996
       and February 28, 1995 . . . . . . . . . . . . . . . . . . . . . . .     5

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended February 29, 1996 and February 28, 1995 . . . . . .     6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .  7-10

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants . . . . . . . . . . . . . . . . . .    11

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .    12

Management's Discussion and Analysis of Results of Operations
     and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . 13-18


                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .    19


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                      February 29,
                                                           1996         May 31,
                                                      (Unaudited)        1995
                                                      -----------    -----------
                                                             (In thousands)

Current Assets:
   Cash and cash equivalents . . . . . . . . . . . .  $   103,955    $   357,548
   Receivables, less allowance for doubtful accounts
      of $33,314,000 and $31,173,000 . . . . . . . .    1,272,258      1,130,254
   Spare parts, supplies and fuel. . . . . . . . . .      216,962        193,251
   Deferred income taxes . . . . . . . . . . . . . .      101,031        115,801
   Prepaid expenses and other. . . . . . . . . . . .       57,217         72,228
                                                      -----------    -----------

         Total current assets. . . . . . . . . . . .    1,751,423      1,869,082
                                                      -----------    -----------


Property and Equipment, at Cost (Note 6) . . . . . .    8,455,145      7,697,711
   Less accumulated depreciation and amortization. .    4,402,059      3,982,467
                                                      -----------    -----------
         Net property and equipment. . . . . . . . .    4,053,086      3,715,244
                                                      -----------    -----------


Other Assets:
   Goodwill. . . . . . . . . . . . . . . . . . . . .      384,678        397,272
   Equipment deposits and other assets (Note 6). . .      503,766        451,774
                                                      -----------    -----------

         Total other assets. . . . . . . . . . . . .      888,444        849,046
                                                      -----------    -----------


                                                      $ 6,692,953    $ 6,433,372
                                                      -----------    -----------
                                                      -----------    -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      February 29,
                                                          1996         May 31,
                                                      (Unaudited)        1995
                                                      -----------    -----------
                                                           (In thousands)

Current Liabilities:
   Current portion of long-term debt (Note 3). . . .  $   181,025    $   255,448
   Accounts payable. . . . . . . . . . . . . . . . .      683,578        618,621
   Accrued expenses (Note 2) . . . . . . . . . . . .      911,656        904,466
                                                      -----------    -----------

      Total current liabilities. . . . . . . . . . .    1,776,259      1,778,535
                                                      -----------    -----------

Long-Term Debt, Less Current Portion (Note 3). . . .    1,327,370      1,324,711
                                                      -----------    -----------

Deferred Income Taxes. . . . . . . . . . . . . . . .       36,036         55,956
                                                      -----------    -----------

Other Liabilities. . . . . . . . . . . . . . . . . .    1,101,009      1,028,601
                                                      -----------    -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
   Common Stock, $.10 par value;
      200,000,000 shares authorized; 56,763,603 and
      56,174,180 shares issued . . . . . . . . . . .        5,676          5,617
   Other . . . . . . . . . . . . . . . . . . . . . .    2,446,603      2,239,952
                                                      -----------    -----------

      Total common stockholders' investment. . . . .    2,452,279      2,245,569
                                                      -----------    -----------

                                                      $ 6,692,953    $ 6,433,372
                                                      -----------    -----------
                                                      -----------    -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended            Nine Months Ended
                                                      --------------------------    --------------------------
                                                      February 29,   February 28,   February 29,   February 28,
                                                          1996           1995           1996           1995
                                                      -----------    -----------    -----------    -----------
                                                             (In thousands, except per share amounts)

Revenues . . . . . . . . . . . . . . . . . . . . .     $2,535,470     $2,332,594     $7,535,876     $6,922,486
                                                       ----------     ----------     ----------     ----------

Operating Expenses:
   Salaries and employee benefits. . . . . . . . .      1,164,488      1,133,199      3,433,061      3,300,882
   Rentals and landing fees. . . . . . . . . . . .        251,077        211,705        711,054        599,641
   Depreciation and amortization . . . . . . . . .        182,298        165,071        535,093        483,588
   Fuel  . . . . . . . . . . . . . . . . . . . . .        150,377        127,491        420,009        372,595
   Maintenance and repairs . . . . . . . . . . . .        153,704        128,111        440,342        397,513
   Other . . . . . . . . . . . . . . . . . . . . .        555,583        469,345      1,598,239      1,351,234
                                                       ----------     ----------     ----------     ----------
                                                        2,457,527      2,234,922      7,137,798      6,505,453
                                                       ----------     ----------     ----------     ----------

Operating Income . . . . . . . . . . . . . . . . .         77,943         97,672        398,078        417,033
                                                       ----------     ----------     ----------     ----------

Other Income (Expense):
   Interest, net . . . . . . . . . . . . . . . . .        (24,871)       (26,933)       (72,891)       (90,382)
   Other, net. . . . . . . . . . . . . . . . . . .           (435)        39,975         12,288         42,450
                                                       ----------     ----------     ----------     ----------
                                                          (25,306)        13,042        (60,603)       (47,932)
                                                       ----------     ----------     ----------     ----------

Income Before Income Taxes . . . . . . . . . . . .         52,637        110,714        337,475        369,101

Income Tax Provision . . . . . . . . . . . . . . .         25,481         47,607        145,114        158,713
                                                       ----------     ----------     ----------     ----------

Net Income . . . . . . . . . . . . . . . . . . . .     $   27,156     $   63,107     $  192,361     $  210,388
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Earnings per Share . . . . . . . . . . . . . . . .     $      .47     $     1.12     $     3.37     $     3.73
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
Common and Common Equivalent
   Shares (Note 5) . . . . . . . . . . . . . . . .         57,258         56,374         57,069         56,458
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                      --------------------------
                                                      February 29,   February 28,
                                                         1996           1995
                                                      -----------    -----------
                                                            (In thousands)

Net Cash Provided by Operating Activities. . . . . .  $   596,176    $   643,238
                                                      -----------    -----------

Investing Activities:
   Purchases of property and equipment, including
      deposits on aircraft of $59,272,000 and
      $85,305,000. . . . . . . . . . . . . . . . . .   (1,002,699)      (703,126)
   Proceeds from disposition of property
      and equipment:
         Sale-leaseback transactions . . . . . . . .       95,000              -
         Reimbursements of A300 deposits . . . . . .      101,833         97,793
         Other dispositions. . . . . . . . . . . . .       25,395         59,270
   Other, net. . . . . . . . . . . . . . . . . . . .      (15,339)        66,309
                                                      -----------    -----------
Net cash used in investing activities. . . . . . . .     (795,810)      (479,754)
                                                      -----------    -----------

Financing Activities:
   Proceeds from debt issuances. . . . . . . . . . .       17,298         45,460
   Principal payments on debt. . . . . . . . . . . .      (89,065)      (349,511)
   Proceeds from stock issuances . . . . . . . . . .       30,052          6,891
   Other, net. . . . . . . . . . . . . . . . . . . .      (12,244)             -
                                                      -----------    -----------
Net cash used in financing activities. . . . . . . .      (53,959)      (297,160)
                                                      -----------    -----------

Net decrease in cash and cash equivalents. . . . . .     (253,593)      (133,676)
Cash and cash equivalents at beginning of period . .      357,548        392,923
                                                      -----------    -----------

Cash and cash equivalents at end of period . . . . .  $   103,955    $   259,247
                                                      -----------    -----------
                                                      -----------    -----------

Cash payments for:
   Interest (net of capitalized interest). . . . . .  $    61,704    $    89,795
                                                      -----------    -----------
                                                      -----------    -----------
   Income taxes. . . . . . . . . . . . . . . . . . .  $   134,080    $   135,512
                                                      -----------    -----------
                                                      -----------    -----------


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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of February 29, 1996, the consolidated results of their operations for the three- and nine-month periods ended February 29, 1996 and February 28, 1995, and their consolidated cash flows for the nine-month periods ended February 29, 1996 and February 28, 1995. Operating results for the three- and nine-month periods ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                                      February 29,
                                                          1996          May 31,
                                                       (Unaudited)       1995
                                                      -----------    -----------
                                                             (In thousands)

     Compensated absences. . . . . . . . . . . . . .  $   207,483    $   192,785
     Insurance . . . . . . . . . . . . . . . . . . .      195,187        176,806
     Taxes other than income taxes . . . . . . . . .      148,318        137,037
     Salaries. . . . . . . . . . . . . . . . . . . .       94,430        100,024
     Employee benefits . . . . . . . . . . . . . . .       86,157        127,870
     Aircraft overhaul . . . . . . . . . . . . . . .       65,176         53,540
     Interest. . . . . . . . . . . . . . . . . . . .       48,867         30,443
     Other . . . . . . . . . . . . . . . . . . . . .       66,038         85,961
                                                      -----------    -----------

                                                      $   911,656    $   904,466
                                                      -----------    -----------
                                                      -----------    -----------

(3)  LONG-TERM DEBT

                                                      February 29,
                                                          1996         May 31,
                                                      (Unaudited)        1995
                                                      -----------    -----------
                                                            (In thousands)

     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2013 . . . . . .  $ 1,107,266    $ 1,187,413
     Unsecured sinking fund debentures, interest . .
       rate of 9.63%, due through 2020 . . . . . . .       98,374         98,323
     Capital lease obligations and tax exempt bonds,
       due through 2017, interest rates of
       6.75% to 8.30%. . . . . . . . . . . . . . . .      255,100        255,100
       Less bond reserve funds . . . . . . . . . . .       11,096         11,096
                                                      -----------    -----------
     .                                                    244,004        244,004
     Other debt, interest rates of 9.68% to 9.98%. .       58,751         50,419
                                                      -----------    -----------
                                                        1,508,395      1,580,159
       Less current portion. . . . . . . . . . . . .      181,025        255,448
                                                      -----------    -----------
                                                      $ 1,327,370    $ 1,324,711
                                                      -----------    -----------
                                                      -----------    -----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, all of which was available at February 29, 1996. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement.


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of February 29, 1996, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the nine-month period ended February 29, 1996, 748,173 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $30.56 to $80.13 per share. During the same period, the Company acquired 158,562 shares (including restricted stock forfeitures) of its common stock at an average cost of $83.95 per share.

(6)  COMMITMENTS

     As of February 29, 1996, the Company's purchase commitments for the remainder of 1996 and annually thereafter under various contracts are as follows (in thousands):

                                         Aircraft-
                           Aircraft      Related(1)      Other(2)        Total
                           --------      ---------       --------       --------
     1996 (remainder)      $226,100       $ 71,000       $135,000       $432,100
     1997                   452,500        111,400         83,800        647,700
     1998                   478,600         50,000         29,700        558,300
     1999                   240,800         18,500         15,600        274,900
     2000                   124,200          9,900              -        134,100


     (1) Primarily aircraft modifications, spare parts and engines, and rotables.

     (2)  Primarily facilities, vehicles, computers and other equipment.

     The Company is committed to purchase 11 Airbus A300, 12 Airbus A310,
11 MD-11, three B-727-200 and eight Cessna 208 aircraft to be delivered through 2000. Deposits and progress payments of $234,900,000 have been made toward these purchases. At February 29, 1996, the Company had options to purchase up to 36 additional Airbus A300 aircraft for delivery beginning in 1999. In addition, the Company may be required to purchase seven MD-11 aircraft for delivery beginning no later than 2000 under a put option agreement.

     During the nine-month period ended February 29, 1996, the Company acquired five Airbus A300 aircraft under operating leases. These aircraft were included as purchase commitments as of May 31, 1995. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1995 for the five Airbus A300 aircraft and three additional MD-11 aircraft to be acquired by operating lease are as follows (in thousands):

                    1996           $    6,900
                    1997               44,500
                    1998               54,200
                    1999               57,100
                    2000               54,000
                    Thereafter        667,400

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS







  Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 29, 1996 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 29, 1996 and February 28, 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 1996 and February 28, 1995, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of February 29, 1996 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 29, 1996 and February 28, 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management.

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


                                         /s/ ARTHUR ANDERSEN LLP
                                             Arthur Andersen LLP





Memphis, Tennessee,
March 13, 1996

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the quarter ended February 29, 1996, the Company recorded net income of $27 million ($.47 per share) on revenues of $2.5 billion compared with net income of $63 million ($1.12 per share) on revenues of $2.3 billion for the same period in the prior year. For the nine months ended February 29, 1996, the Company recorded net income of $192 million ($3.37 per share) on revenues of $7.5 billion compared with net income of $210 million ($3.73 per share) on revenues of $6.9 billion for the same period in the prior year. Operating results reflect the effects of unprecedented winter storms on U.S. domestic operations and continued weakness in the international airfreight market.


Revenues

     The following table shows a comparison of revenues (in millions):


                                   Three Months Ended                            Nine Months Ended
                               --------------------------                   --------------------------
                               February 29,   February 28,     Percent      February 29,   February 28,     Percent
                                   1996           1995         Change           1996           1995         Change
                               -----------    -----------      -------      -----------    -----------      -------

U.S. domestic express. . . . .    $1,822         $1,683          + 8 %         $5,337         $4,953          + 8 %

International
  Priority (IP). . . . . . . .       490            416          +18            1,455          1,211          +20

International
  Express Freight
  (IXF) and Airport-to-
  Airport (ATA). . . . . . . .       117            136          -14              420            435          - 3

Charter, Logistics
  services and other . . . . .       106             98          + 9              324            323           --
                                  ------         ------                        ------         ------
                                  $2,535         $2,333          + 9           $7,536         $6,922          + 9
                                  ------         ------                        ------         ------
                                  ------         ------                        ------         ------

     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):

                                   Three Months Ended                            Nine Months Ended
                               --------------------------                   --------------------------
                               February 29,   February 28,     Percent      February 29,   February 28,     Percent
                                   1996           1995         Change           1996           1995         Change
                               -----------    -----------      -------      -----------    -----------      -------


U.S. domestic
  express:
    Average daily packages . .     2,328          2,232          + 4 %          2,218          2,057          + 8 %
    Revenue per package. . . .    $12.42         $12.16          + 2           $12.60         $12.67          - 1

IP:
    Average daily packages . .       192            166          +16              187            159          +18
    Revenue per package. . . .    $40.52         $40.52           --           $40.64         $40.14          + 1

IXF/ATA:
    Average daily pounds . . .     1,912          2,101          - 9            2,124          2,170          - 2
    Revenue per pound. . . . .    $  .97         $ 1.05          - 8           $ 1.04         $ 1.05          - 1


     Continued yield-management actions contributed to an increase in U.S. domestic express revenue per package (yield) for the quarter and slowed the rate of yield decline for the year-to-date period. Such actions also resulted in a slowing of year-over-year volume growth. These actions included examining and, where applicable, realigning the level of customer discount to be commensurate with shipping profiles and increasing the list price for one of the Company's deferred services in June 1995. Yields increased 2% for the quarter and declined 1% for the year-to-date period, compared with declines of 6% and 5% for the same periods in the prior year. Volume growth slowed to 4% and 8% for the quarter and year-to-date periods for 1996, compared with 21% and 17% for the same periods in the prior year. Third quarter package volume growth is less than year-to-date growth primarily due to the impact of winter weather. The declining growth rate is particularly evident in the Company's economy two-day service for which volume declined 5% in 1996's third quarter and increased only 1% in the year-to-date period, compared with increases of 26% and 24% for the same periods in 1995. Management will continue its yield-management actions for the remainder of 1996, including an increase in the price for one of its deferred services in April 1996. Management expects this price increase to have a positive impact on U.S. domestic yields. However, yields may decline if the increase causes a shift in customer demand to the Company's two-day service. In addition, volume growth may slow if the price increase causes customers to use services of the Company's competitors.

     Severe winter storms in the eastern United States negatively impacted U.S. domestic revenues. Snowstorms during the quarter closed numerous airports and businesses, thereby reducing package volumes. The expiration of the air cargo transportation excise tax on December 31, 1995 increased U.S. domestic revenues and yield $19 million and 1%, respectively, during the quarter. This benefit will continue until such time as the excise tax is reenacted by Congress.

     The Company's IP revenues and volumes increased at rates slower than those in the prior year for the quarter and year-to-date periods due to a weak international economy. Yields remained unchanged for the quarter and increased slightly for the nine months ended February 29, 1996. Management expects these trends to continue through the fourth quarter of 1996. Actual IP volume growth will depend on international economic conditions and actions by the Company's competitors in key IP markets.

     The Company's airfreight volumes and yields experienced year-over-year declines. Although IXF volumes (a space-confirmed, time-definite service) increased 12% and 25% for the quarter and year-to-date periods, respectively, yields declined 13% and 9% for the same periods. ATA volumes (a lower-priced, space-available service) declined 27% and 23% for the quarter and year-to-date periods, respectively, with yields lower by 6% and 1% for the same periods. Increased capacity by both the Company and others, competition in the global airfreight market and slowing growth in world demand adversely affected airfreight volume growth and yields. Management expects airfreight volumes and yields to continue to decline, year-over-year, through the balance of the fiscal year. Actual results, however, will depend on international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.

     The increase in Charter, Logistics services and other revenue for the quarter is attributable to increased sales of engine noise reduction kits, partially offset by decreased charter revenue of $11 million for the quarter.


Operating Expenses

     Salaries and employee benefits increased 3% and 4% for the quarter and year-to-date periods. This increase is a result of volume-related growth, largely offset by decreased provisions under the Company's performance-based incentive compensation plans in the second and third quarters of 1996.

     A 19% increase in Rentals and landing fees for both the quarter and year-to-date periods is primarily due to the leasing of additional Airbus A300 and A310 aircraft. As of February 29, 1996, the Company had 14 A300 and 16 A310 aircraft under operating lease compared with seven A300 and seven A310 aircraft as of February 28, 1995. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft leases during 1996 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense increased 18% and 13% for the quarter and year-to-date periods, respectively, due to increases in gallons consumed and average jet fuel price per gallon. The increase in average price per gallon is due to the 4.3 cents per gallon excise tax on aviation fuel which became effective October 1, 1995 and rising jet fuel prices.

     Maintenance and repairs expense increased 20% and 11% for the quarter and year-to-date periods, respectively. Earlier than expected DC-10 engine maintenance and maintenance of the Company's growing A310 fleet contributed to these increases which are consistent with a long-term trend of increasing maintenance and repairs expense.

     Other operating expense increased 18% for both the third quarter and year-to-date periods of 1996, primarily due to the cost of on-going projects designed to optimize the value of goods and services purchased and the use of the Company's resources. Management expects these projects to result in future, long-term cost savings. The results of these projects may differ from management's expectations depending upon the Company's success and timing in implementing the project recommendations and the timing of technological changes. Increases in transportation services by outside vendors, temporary manpower and service contracts also contributed to the rise in other operating expense.




Operating Income

     The Company's consolidated operating income decreased 20% and 5% from the prior year for the quarter and year-to-date periods ended February 29, 1996.

     U.S. domestic operating income rose to $91 million for the third quarter (compared with $72 million for the prior year) and $354 million for the year-to-date period (compared with $326 million for the prior year). These increases reflect yield improvements, partially offset by an increase in cost per package for the quarter. Yields improved due to several factors, including slower volume growth of lower-yielding services and the expiration of the air cargo excise tax. Although cost per package remained unchanged for the year-to-date period, cost per package increased 2% for the quarter due to lower volumes in January and additional expenses, both resulting from winter storms. These unusually harsh storms lowered U.S. domestic operating profit by approximately $30 million. Additionally, sales of engine noise reduction kits contributed an incremental $9 million and $16 million to U.S. domestic operating income for the quarter and year-to-date periods, respectively. U.S. domestic operating margin for the quarter and year-to-date periods was 4.8% and 6.5%, respectively, compared to 4.2% and 6.5% for the same periods in the prior year.

     The Company's international operations reported an operating loss of $13 million for the third quarter (compared with operating income of $26 million for the prior year) and operating income of $44 million for the year-to-date period (compared with $91 million for the prior year). These declines are attributable to continuing weakness in the international airfreight market, concurrent with the addition of flight frequencies related to the Company's intra-Asian network. An $11 million decline in charter revenue contributed to lower international operating income. International operating margin for the quarter and year-to-date periods was -1.9% and 2.2%, respectively, compared to 4.2% and 4.9% for the same periods in the prior year.

Other Income and Expense and Income Taxes

     A decrease in net interest expense of 8% and 19% for the quarter and year-to-date periods was due to lower debt levels and a higher level of capitalized interest. Interest is capitalized during the modification of certain Airbus A310 aircraft from passenger to freighter configuration. During the nine months of 1996, ten A310 aircraft were modified, or were undergoing modification, compared with none in the same period in the prior year.

     Other, net includes a $7.3 million distribution during the first six months of 1996 and distributions of $3.8 million and $9.7 million for the quarter and year-to-date periods of 1995 from the bankruptcy estate of a firm engaged by the Company in 1990 to remit payments of employees' withholding taxes to the appropriate authorities. The Company has received $17.5 million from the bankruptcy estate of the firm. All major issues pertaining to the bankruptcy have been resolved, and any additional amounts the Company may receive are expected to be insignificant.

     Other, net also includes gains on sales of B-727 aircraft during the first half of 1996.

     The prior year's third quarter includes a pre-tax gain of $35.7 million from the sale of two dedicated warehousing and distribution companies in the United Kingdom.

     The Company's effective tax rate was 48.4% and 43.0% for the quarter and nine-month periods ended February 29, 1996, respectively, compared with 43.0% for the same periods in the prior year. The increase in the year-to-date rate to 43.0% from 42.0% for the first half of 1996 is largely due to a reduction in international operating income, which reduces the Company's ability to claim foreign tax credits, and a reduction in consolidated operating income. The increase in the third quarter tax rate results from the increase of the year-to-date rate to 43.0%.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $104 million at February 29, 1996, and decreased $254 million during the first nine months of 1996. Cash provided from operations was $596 million compared with $643 million for the same period in the prior year. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flows from operations and available cash under its commercial paper program and revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

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

     Capital expenditures for the first nine months of 1996 totaled $1.0 billion and included five A310 aircraft (one of which, along with two purchased in 1995, was subsequently sold and leased back), one MD-11 aircraft, 27 Cessna 208 aircraft, deposits on future Airbus A300 aircraft, vehicles and ground support equipment, and customer automation and computer equipment. In comparison, prior year expenditures totaled $703 million and included an Airbus A310 aircraft, five Cessna 208 aircraft, deposits on future Airbus A300 aircraft, vehicle and ground support equipment and customer automation and computer equipment. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

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

     The Company's capital resources include backstop financing for 11 Airbus A300 aircraft and the public and private debt markets for leveraged lease financing. Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing aircraft acquisitions and are adequate for the Company's future capital needs.

     Statements in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important factors indentified in this section.

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


(a)  Exhibits.

     Exhibit
     Number         Description of Exhibit
     -------        ----------------------

     11.1           Statement re Computation of Earnings Per Share.

     12.1           Computation of Ratio of Earnings to Fixed Charges.

     15.1           Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

     During the quarter ended February 29, 1996, the Registrant filed one Current Report on Form 8-K. The report was dated January 12, 1996 and filed under Items 5 and 7, Other Events and Financial Statements and Exhibits. The report contained a press release dated January 12, 1996.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FEDERAL EXPRESS CORPORATION
                                               (Registrant)



Date:     April 11, 1996                /s/ JAMES S. HUDSON
                                        ------------------------------
                                        JAMES S. HUDSON
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
- -------        ----------------------

11.1           Statement re Computation of Earnings Per Share.

12.1           Computation of Ratio of Earnings to Fixed Charges.

15.1           Letter re Unaudited Interim Financial Statements.