Form 10-K
period 1996-05-31
FEDERAL EXPRESS CORP
filed 1996-08-09
CIK 230211

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED MAY 31, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ______________ TO ______________.


                         COMMISSION FILE NUMBER 1-7806

                          FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     71-0427007
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

2005 CORPORATE AVENUE, MEMPHIS, TENNESSEE                     38132
 (Address of principal executive offices)                   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (901) 369-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                            WHICH REGISTERED
       -------------------                        ------------------------
Common Stock, par value $.10 per share             New York Stock Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  As of July 31, 1996, 56,944,841 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange) was approximately $4,030,802,040.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1996 are incorporated by reference into Parts II and IV.

  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held October 1, 1996 are incorporated by reference into Part III.

===============================================================================

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                     PART I

ITEM 1.    Business.........................................................   1
ITEM 2.    Properties.......................................................  11
ITEM 3.    Legal Proceedings................................................  13
ITEM 4.    Submission of Matters to a Vote of Security Holders..............  14

           Executive Officers of the Registrant.............................  15

                                    PART II

ITEM 5.    Market for the Registrant's Common Stock and Related Stockholder
            Matters.......................................................... 18
ITEM 6.    Selected Financial Data........................................... 18
ITEM 7.    Management's Discussion and Analysis.............................. 18
ITEM 8.    Financial Statements and Supplementary Data....................... 18
ITEM 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................ 18

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............  18
ITEM 11.    Executive Compensation..........................................  19
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..  19
ITEM 13.    Certain Relationships and Related Transactions..................  19

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  19


                       FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule.... S-1
SCHEDULE II   Valuation and Qualifying Accounts............................. S-2


EXHIBIT INDEX............................................................... E-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND RECENT DEVELOPMENTS
- ------------------------------------

     Federal Express Corporation (the "Company") was incorporated in Delaware on June 24, 1971 and began operations in 1972. The Company offers a wide range of express services for the time-definite transportation of documents, packages and freight throughout the world using an extensive fleet of aircraft and vehicles and leading-edge information technologies.

     During fiscal year 1996, the Company continued to expand and improve its global network of aviation, ground and information links between the major trading centers of the Americas, Europe and Asia. The most significant expansion was the launch of the Company's FedEx AsiaOne/R/ network. With
FedEx AsiaOne, the Company now connects Asia's major cities with late-in-the day pickups and door-to-door, next-business-day deliveries, and provides Asia-to-North America daily all-cargo flights. The Company also allocated larger aircraft to its three daily trans-Atlantic flights, added a fifth daily trans-Pacific flight and became the only U.S. all-cargo carrier authorized to fly into and out of the People's Republic of China.

     In September 1995, the Company unveiled FedEx First Overnight,/SM/ an 8:00 a.m. next business day delivery service from almost anywhere in the U.S. to more than 90 major U.S. markets and, in March 1996, began FedEx International First,/SM/ an 8:00 a.m. one to two business day delivery service for import shipments to more than 90 U.S. cities from 18 business centers around the world. The Company also added new Airbus A300 aircraft and introduced new innovative technologies aimed at improving customer satisfaction while reducing the resources required to serve customer needs, including the introduction of shipment status tracking on the Company's World Wide Web page (http://www.fedex.com).

FEDEX SERVICES
- --------------

     The Company offers four U.S. domestic overnight delivery services: FedEx First Overnight, FedEx Priority Overnight,/R/ FedEx Standard Overnight/R/ and FedEx/R/ Overnight Freight. Overnight document and package service extends to virtually the entire United States population and overnight freight service covers all major and most medium-size metropolitan areas. Packages and documents are either picked up from shippers by Company couriers or are dropped off by shippers at Company facilities, FedEx World Service Centers,/R/
FedEx/R/ Drop Boxes, FedEx ShipSites/R/ or FedEx Authorized ShipCenters/SM/ strategically located throughout the country.

     The Company's newest overnight delivery service is FedEx First Overnight. This next business day service offers scheduled delivery by 8:00 a.m. to over 90 U.S. cities from anywhere in the United States (except Hawaii) for packages weighing up to 150 pounds. FedEx Priority Overnight, scheduled for delivery in most communities no later than 10:30 a.m. local time the following business day, is designed for packages weighing up to 150 pounds. Also available are Saturday delivery service and Saturday pick-up for delivery the following Monday. FedEx Standard Overnight is similar to, though more economical than, FedEx Priority Overnight with delivery scheduled no later than 3:00 p.m. local time the following business day in most communities. Company-provided packaging (FedEx Letter Envelope, FedEx Pak, FedEx Box, FedEx Tube and FedEx Diagnostic Specimen Envelope) is provided as part of these overnight services. FedEx Overnight Freight is scheduled for delivery by noon or 4:30 p.m. the following business day, depending on the recipient's location, and is designed for individual shipments weighing 151 to 750 pounds. Shipments exceeding 750 pounds will be accepted if advance approval is obtained.

     Two U.S. domestic second-day services are available for less urgent shipments: FedEx 2Day/SM/ and FedEx 2Day Freight./SM/ FedEx 2Day is designed for packages weighing up to 150 pounds. FedEx 2Day shipments are scheduled for delivery in most communities no later than 4:30 p.m. (7:00 p.m. for shipments destined for private residences) the second business day following pick-up. FedEx 2Day Freight is a time-definite U.S. domestic freight service for individual shipments weighing 151 to 1,500 pounds. Shipments exceeding 1,500 pounds will be accepted if advance approval is obtained. Shipments are scheduled for delivery no later than 4:30 p.m. the second business day in all major and most medium-size metropolitan areas.

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

     FedEx SameDay/SM/ service is for urgent shipments to virtually any U.S. destination. This service is available seven days a week, 24 hours a day, where available, and is designed for packages weighing up to 70 pounds that cannot wait until the next day to be delivered.

     The Company introduced FedEx Express Saver/SM/ Freight in 1996, a distance-based, one, two or three business-day, time-definite service. FedEx Express Saver Freight shipments are committed for delivery by 4:30 p.m. to virtually all locations in the continental United States. This service is designed as an express alternative to time-indefinite "less-than-truckload" shipments.

     In addition to the services discussed above, the Company offers various international document and package delivery services and international freight services. FedEx International First/SM/is the Company's fastest international service with delivery of import shipments by 8:00 a.m. within one to two business days to more than 90 U.S. cities from 18 business centers around the world. Customs clearance is included as part of this service.

     FedEx International Priority/R/ ("IP") is a time-definite service for documents and packages weighing up to 150 pounds. Customs clearance is included as part of this service. The broker selection option for IP service permits customers to designate their own customs broker for clearance. Pick-up and delivery are provided from any point in the Company's global network. Delivery is generally scheduled within one to three business days depending on the origin and destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

     FedEx International Priority/R/ Freight is an expansion of IP service and is a time-definite service for international shipments weighing 151 to 1,500 pounds. Customs clearance is included as part of this service or customers are permitted to designate their own customs broker for clearance where not prohibited by destination country laws. Pick-up and delivery are provided from many points in the Company's domestic and international network around the world. Delivery is generally scheduled within one to three business days depending on the origin and destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

     FedEx International Priority Plus/R/ is an overnight service for packages (up to 70 pounds) and documents shipped from New York City to Amsterdam, Brussels, Buenos Aires, Dublin, Frankfurt (documents only), Geneva, London, Madrid (documents only), Milan (documents only), Paris, Rio De Janeiro (documents only), Rome (documents only), Sao Paulo (documents only) and Zurich. IP Plus shipments must be picked up or dropped off in most locations by 3:00 p.m. for delivery the next business day.

     EXPRESSfreighter/R/ routing, discussed below, allows overnight service from major locations in Europe and Asia to be scheduled for 10:30 a.m. delivery on the next business day to many United States destinations and to major business centers in Canada and Mexico.

     More economical than IP service, FedEx International Priority Direct Distribution/SM/ is a time-definite service for larger bulk shipments destined to several different recipients in one country. Once the bulk shipment arrives in the destination country and the entire shipment clears, the individual packages are separated and delivered to the recipients. Weight and size restrictions are the same as for IP service, with transit time one to two days longer.

     FedEx International MailService/R/ provides for the pick-up, transportation and sorting of nondutiable, printed material and certain low-value, dutiable items which are tendered for delivery to postal services throughout the world. Generally, material sent by FedEx International MailService for premium service is delivered to recipients within four to seven days, while receipt of material sent by FedEx International MailService for standard service takes seven to eleven days.

     FedEx International Economy/SM/ is a deferred, customs-cleared service for shipments of unlimited weight (except individual boxes within the shipment may not exceed 150 pounds). This service is available Monday through Friday only between the United States and Canada with a delivery commitment of two to three business days by 5:00 p.m. This service offers customers cost-effective rates, customs clearance, package tracking and the Company's money-back guarantee on service commitments.

     FedEx International Express Freight,/R/ a freight service for shipments of nearly any weight, size or shape, is available between major markets in North America, Asia, Australia, Europe and South America. This service, providing scheduled delivery from one to three business days depending on destination, is designed for shippers desiring time-definite, committed delivery with the option of customs clearance provided by the Company. Commodity limitations vary according to destination.

     FedEx International Airport-to-Airport/SM/ is an international airfreight service designed for freight forwarders and agents who do not require a time-definite, committed delivery. Space-available service is offered to and from virtually any airport around the world for airfreight shipments of nearly any weight, size or shape, with arrival at the destination airport from two to four days after tender of the shipment. If the Company's aircraft do not serve the destination airport, another carrier's services are used pursuant to an "interline" agreement or other arrangement with such carrier. Commodity limitations vary according to destination.

CHARTER SERVICES AND CRAF PARTICIPATION
- ---------------------------------------

     The Company offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in the Company's scheduled operations. In addition to providing these charter services, the Company participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the Department of Defense may requisition for military use certain of the Company's wide-bodied aircraft in the event of a declared need, including a national emergency. The Company is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, the Company is entitled to bid on peacetime military cargo charter business. The Company, together with a consortium of other carriers, currently contracts with the U.S. Government for charter flights. The Company, while continuing to participate in the CRAF program and continuing to bid on military charters with respect to the carriage of cargo, discontinued military passenger flights at the end of September 1992.

     During fiscal 1996, revenues from charter operations accounted for approximately 0.9% of the Company's total revenues and approximately 1.2% and 1.3% of total revenues during fiscal 1995 and 1994, respectively.

LOGISTICS, ELECTRONIC COMMERCE AND CATALOG
- ------------------------------------------

     Logistics, Electronic Commerce and Catalog ("LECC"), formerly FedEx Logistics Services, is a division of the Company which offers a full range of global and regional logistics, information and marketing solutions as well as other innovative services. LECC focuses on markets where delivering high-speed, time-definite, information-intensive solutions provide significant customer value. In 1996, LECC expanded its information systems focus to solutions that enable customers to do business electronically -- ranging from order-entry to after-sales support. The combination of these electronic commerce capabilities and the Company's global transportation and information network will allow the Company's customers to redesign their supply chains to reduce cost and improve service to their customers.

     LECC solutions include FedEx PowerPartner,/R/ an electronic order entry system, FedEx interNetShip,/SM/ FedEx Ship/R/ and the FedEx POWERSHIP/R/ options discussed below, FedEx Express Distribution Center/SM/ facilities and services such as EMerge,/R/ FedEx Repair and Return and FedEx International Priority DirectDistribution. FedEx Express Distribution Center facilities are part of LECC's inventory management and warehouse service. LECC customers warehouse their time-sensitive goods in the Company's distribution facilities, and the Company in turn accepts and fills customer orders and delivers the goods to the end user through the Company's global transportation network.

     EMerge is designed for customers that source components in multiple locations. EMerge consolidates shipments en route so that components from different U.S. locations are delivered the same day. FedEx Repair and Return is a domestic door-to-door, fast cycle repair service where the Company manages the pickup, repair and return of defective computers and other electronics products.

     Woven throughout these solutions and services is the Marketing Advantage Program. Through this consulting program, LECC offers advice to catalogers and direct marketers regarding customized promotional strategies, telemarketing training, operational support and international mailing services. This program helps the Company's customers improve their businesses by marketing their use of FedEx value-added logistics and electronic commerce services to their customers.

     LECC has offices and operating locations in Memphis and other key U.S. cities, the United Kingdom, Belgium, France, the Netherlands, the United Arab Emirates, Singapore, Hong Kong, the Philippines and Japan to serve its customers globally.

PRICING
- -------

     The Company periodically publishes list prices in its Service Guides for the majority of its services. In general, domestic shipping rates are based on the service selected, weight, size, any ancillary service charge and whether or not the shipment is picked up by a Company courier or dropped off by the customer at a Company location. International rates are based on the type of service provided and vary with size, weight and destination. The Company offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by the Company. In general, the more revenue a particular customer produces, the greater the discount. Of the more than two million current customers of the Company, a significant portion participates in its discount program.

SERVICE REVENUES
- ----------------

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ending May 31 (amounts in thousands):

                                      1996         1995        1994
                                   -----------  ----------  ----------

FedEx Priority Overnight           $ 4,170,254  $3,908,837  $3,737,022
FedEx Standard Overnight             1,616,538   1,374,440   1,178,628
FedEx  2Day                          1,365,430   1,284,297   1,110,543
Domestic freight services              132,122     132,672     115,365
International priority services      1,996,827   1,679,830   1,338,795
International freight services         554,143     580,315     504,738
Charter                                 92,389     115,062     113,446
LECC and other*                        345,916     316,620     380,919
                                   -----------  ----------  ----------
Total                              $10,273,619  $9,392,073  $8,479,456
                                   ===========  ==========  ==========

     *Includes revenues generated by the specialized services summarized above under "Logistics, Electronic Commerce and Catalog." Also, includes revenues from sales of aircraft engine noise-reduction kits, non-U.S. intra-country operations and Warren Transport, Inc. (sold September 1993).

SEASONALITY OF BUSINESS
- -----------------------

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

OPERATIONS
- ----------

     The Company's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 559 aircraft, approximately 36,900 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites, FedEx Authorized ShipCenters and sophisticated package tracking, billing and communications systems.

     The Company's primary U.S. domestic sorting facility, the SuperHub located in Memphis, serves as the center of the Company's multiple hub-and-spokes U.S. domestic system. A second national hub is located in Indianapolis. In addition to these national hubs, the Company operates regional hubs in Newark and Oakland and major metropolitan sorting facilities in Los Angeles and Chicago.
Facilities in Anchorage, Alaska and Subic Bay, the Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Japan, Charles de Gaulle Airport in Paris and Stansted Airport outside London.

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

     Throughout its worldwide network, the Company operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, the Company operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. The Company has also formed alliances with certain retailers to extend this customer convenience network to over 7,000 drop-off sites in retail stores. In international regions where low package traffic makes the Company's direct presence less economical, Global Service Participants have been selected to complete deliveries.

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

     The Company provides many of its customers FedEx PowerShip/R/ 2, a computer system, which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, the Company offers FedEx PowerShip Plus software, which performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort is an automated shipping system which is automatically updated with the Company's system information, such as routing codes and rates. FedEx PowerShip 3 enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping.

     The Company also offers FedEx Ship software, free of charge, that can be used on a personal computer. FedEx Ship allows customers to generate plain-paper airbills on a laser printer, track shipments, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers. In 1996, the Company introduced shipment status tracking on its World Wide Web page. From the Web site, shippers can retrieve precise details on the status of their shipments any time of day from anywhere in the world. In July 1996, the Company introduced FedEx interNetShip which provides shipment processing capability on the World Wide Web.

FUEL SUPPLIES AND COSTS
- -----------------------

     During 1996 the Company purchased aviation fuel from various suppliers under contracts which vary in length from 12 to 36 months and which provide for specific amounts of fuel to be delivered. Certain of these contracts extend through May 1999. The fuel represented by these contracts is purchased at market price which may fluctuate daily. The Company believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for the Company's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on the Company.

     The Company has also entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. At May 31, 1996, the Company had contracts with various financial institutions covering a total notional volume of 365.3 million gallons (approximately 54% of the Company's annual jet fuel consumption), with some contracts extending through May 1997. During 1996, the Company received $1,977,000 under jet fuel contracts.

     The following table sets forth the Company's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:

                       TOTAL COST          PERCENTAGE OF TOTAL
 FISCAL YEAR         (IN THOUSANDS)         OPERATING EXPENSE
- -------------        --------------        --------------------

    1996               $461,401                   4.8%
    1995                394,225                   4.5
    1994                374,561                   4.7
    1993                403,597                   5.4
    1992                414,481                   5.5

     Approximately 40% of the Company's requirement for vehicle fuel is purchased in bulk. The remainder of the Company's requirement is satisfied by retail purchases with various discounts. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

COMPETITION
- -----------

     The U.S. domestic express market is highly competitive and sensitive to both price and service. Competitors in this market include other express package concerns, principally United Parcel Service and Airborne Express, passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and the United States Postal Service.

     The international express package and freight markets are also highly competitive. Ability to compete effectively internationally depends principally upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. The Company currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables the Company to offer international customers more extensive single-carrier service to a greater number of domestic points than can be provided currently by competitors. However, many of the Company's competitors in the international market are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than the Company. The Company's principal competitors in the international market are foreign national air carriers, United States passenger airlines and all-cargo airlines and other express package companies including United Parcel Service and DHL.

REGULATION
- ----------

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

Ground

     The ground transportation performed by the Company is integral to its air transportation services. Prior to January 1996, the Company conducted its interstate motor carrier operations pursuant to common and contract carrier authorities issued by the Interstate Commerce Commission ("ICC"). The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the Federal Highway Administration of the DOT ("FHA"). Carriers already holding ICC authority were not required to register with the FHA. The Bureau of Motor Carrier Safety of the FHA regulates the safety aspects of the Company's motor vehicle operations.

     The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. The Company is registered in those states that require registration.

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

EMPLOYEES
- ---------

     At July 1, 1996, the Company employed approximately 70,692 permanent full-time and 43,516 permanent part-time employees, of which approximately 22% are employed in Memphis. Employees of the Company's international branches and subsidiaries in the aggregate comprise approximately 11% of all employees. The Company believes its relationship with its employees is excellent.

     Following the Company's flight crewmembers' decision to form a collective bargaining unit, the Company and the Air Line Pilots Association ("ALPA") began negotiations toward a comprehensive collective bargaining agreement in 1993. In October 1994, ALPA petitioned the National Mediation Board (the "NMB") to provide mediation to assist in contract negotiations, and the NMB appointed two mediators. In October 1995, the NMB released the parties from mediation and the parties entered a "cooling off" period. No agreement was reached during the "cooling off" period so the parties instituted "self-help" activities. In January 1996, ALPA voluntarily suspended all self-help activities and a tentative agreement was reached on March 18, 1996. However, in June 1996, the ALPA membership, pursuant to a vote, did not ratify the tentative agreement. In July 1996, the FedEx Pilots Association, an independent collective bargaining organization, filed an application with the NMB seeking an election to determine the collective bargaining representative for the Company's flight crewmembers. The NMB has ruled on this application for election and has ordered an election to be held during September and October 1996.

     Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although the Company cannot predict the outcome of these labor activities or their effect on the Company or its employees, if any, the Company is responding to these organization attempts.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS
- ----------------------------------------------------------------

     For information concerning financial results for U.S. domestic and international operations for the three years ended May 31, 1996, 1995 and 1994, refer to Note 10 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report to Stockholders, which Note is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Company's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES
- ---------------------

     The Company's aircraft fleet at July 1, 1996 consisted of the following:


                                                 MAXIMUM GROSS
                                              STRUCTURAL PAYLOAD
DESCRIPTION                     NUMBER      (POUNDS PER AIRCRAFT)**
- -----------                     ------      -----------------------

Boeing B747-200                   3*                  250,000
McDonnell Douglas MD11           19*                  198,500
McDonnell Douglas DC10-30        22*                  172,000
McDonnell Douglas DC10-10        13*                  142,000
Airbus A300-600                  17*                  117,700
Airbus A310-200                  26*                   74,200
Boeing B727-200                  95*                   59,500
Boeing B727-100                  68*                   38,000
Fokker F27-500                   24                    14,000
Fokker F27-600                    8                    12,500
Cessna 208B                     254                     3,500
Cessna 208A                      10                     3,000
                                ---
 Total                          559
- -------------------------
*3 B747-200, 18 MD11, 17 DC10-30, 4 DC10-10, 17 A300, 16 A310, 13 B727-200 and 5
B727-100 aircraft are subject to operating leases.

**Maximum gross structural payload includes revenue payload and container weight.

     The A300s and A310s are two-engine, wide-bodied aircraft which have a longer range and more capacity than B727s. The MD11s are three-engine, wide-bodied aircraft which have a longer range and larger capacity than DC10s. The DC10s are three-engine, wide-bodied aircraft which have been specially modified to meet the Company's cargo requirements. The B747s are four-engine, wide-bodied aircraft. The B727s are three-engine aircraft configured for cargo service. The Company's Fokker F27 and Cessna 208 turbo-prop aircraft are leased to unaffiliated operators to support Company operations in areas where demand does not justify use of a larger aircraft. An inventory of spare engines and parts is maintained for each aircraft type.

     In addition, the Company "wet leases" approximately 44 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by the Company's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. The Company's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days notice.

     At July 1, 1996, the Company operated approximately 36,900 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS
- -----------------------------

     At July 1, 1996, the Company was committed under various contracts to purchase eight Airbus A300, 11 Airbus A310 and nine McDonnell Douglas MD11 aircraft to be delivered through 2000. In addition, the Company may be required to purchase seven MD11 aircraft for delivery beginning no later than 2000 under a put option agreement.

SORTING AND HANDLING FACILITIES
- -------------------------------

     At July 1, 1996, the Company operated the following sorting and handling facilities:

                                                                       SORTING                                          LEASE
                                                         SQUARE       CAPACITY                                        EXPIRATION
         LOCATION                         ACRES           FEET       (PER HOUR)*              LESSOR                     YEAR
         --------                         -----         -------      -----------              ------                  ----------
NATIONAL
- --------
Memphis, Tennessee                        395           2,742,196      491,000    Memphis-Shelby County Airport          2014
                                                                                            Authority

Indianapolis, Indiana                     120             645,000      153,000        Indianapolis Airport               2016
                                                                                            Authority
REGIONAL
- --------
Newark, New Jersey                         56             554,000      108,000        Port Authority of New              2010
                                                                                       York and New Jersey

Oakland, California                        21             191,000       50,000           City of Oakland                 2011


METROPOLITAN
- ------------
Los Angeles, California                    25             130,000       53,000         City of Los Angeles               2009

Chicago, Illinois                          55             419,000       47,000           City of Chicago                 2018

Anchorage, Alaska+                         42             208,000        3,600        Alaska Department of               2013
                                                                                    Transportation and Public
                                                                                           Facilities

Subic Bay,                                 11             169,800       16,000              Subic Bay                    2002
The Philippines++                                                                    Metropolitan Authority

- ------------------------
*  Documents and packages
+ Handles international express package and freight shipments to and from Asia, Europe and North America.
++ Handles intra-Asia express package and freight shipments.

     The Company's facilities at the Memphis International Airport also consist of aircraft hangars, flight training and fuel facilities, administrative offices and warehouse space. The Company leases these facilities from the Memphis-Shelby County Airport Authority under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. The Company has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate the Company to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and the Company's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, the Company has major international sorting and freight handling facilities located at Narita Airport in Japan, Charles de Gaulle Airport in Paris, France and Stansted Airport outside London, England. The Company is also developing a regional sorting hub in Fort Worth, Texas which is expected to become operational in 1998.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES
- --------------------------------------------------

     The Company has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by the Company. The Company also leases 65 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices.

     The Company owns 16 and leases 789 facilities for city station operations in the United States. In addition, 122 city stations are owned or leased throughout the Company's international network. The majority of these leases are for terms of five to ten years. The Company believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of July 1, 1996, the Company leased space for 405 FedEx World Service Centers in the United States and had placed approximately 33,604 Drop Boxes. The Company also owns stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 231 were operating at July 1, 1996. Internationally, the Company leases space for 14 FedEx World Service Centers and has approximately 662 FedEx Drop Boxes.

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

ITEM 3.  LEGAL PROCEEDINGS

     On May 14, 1996, a class-action suit was filed by customers of the Company in the United States District Court for the District of Minnesota. The complaint generally alleges that the Company breached its contract with the plaintiffs in transporting packages shipped by them by continuing to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995. The plaintiffs assert that the benefit to the Company is believed to be in excess of $30,000,000. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above and an award of attorneys fees and costs. Other customers of the Company filed two separate lawsuits, one in California state court during April 1996 and one in Minnesota state court during June 1996, containing substantially similar allegations and requests for relief.

     During June 1996, the Company reached an agreement with the plaintiffs in all three lawsuits to consolidate the three lawsuits in the United States District Court for the District of Minnesota. The plaintiffs are in the process of filing the necessary motions to accomplish this consolidation.

     The Company intends to vigorously defend itself in these cases. No amount has been reserved for these contingencies.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

    OFFICER, YEAR FIRST
    ELECTED AS OFFICER       AGE           POSITIONS HELD WITH COMPANY
    -------------------      ---           ---------------------------

    FREDERICK W. SMITH        51  Chairman, President and Chief Executive
           1971                   Officer since April 1983; Chief Executive
                                  Officer since April 1977; Chairman since
                                  February 1975; and President from June 1971 to February 1975. Founder of the Company.


     ALAN B. GRAF, JR.        42  Executive Vice President and Chief Financial
           1987                   Officer since February 1996; Senior Vice
                                  President and Chief Financial Officer from
                                  December 1991 to February 1996; Vice
                                  President and Treasurer from August 1987 to
                                  December 1991; and various management
                                  positions in finance and a senior financial analyst from 1980 to 1987.


   KENNETH R. MASTERSON       52  Executive Vice President, General Counsel and
           1980                   Secretary since February 1996; Senior Vice
                                  President, General Counsel and Secretary from
                                  September 1993 to February 1996; Senior Vice
                                  President and General Counsel from February
                                  1981 to September 1993; and Vice President -
                                  Legal from January 1980 to February 1981.


     THEODORE L. WEISE        52  Executive Vice President - Worldwide
           1977                   Operations since February 1996; Senior Vice
                                  President - Air Operations from August 1991 to February 1996; Senior Vice President -
                                  United States and Canada from June 1990 to
                                  August 1991; Senior Vice President - Domestic
                                  Ground Operations from March 1987 to June
                                  1990; Senior Vice President - Central Support
                                  Services from October 1986 to March 1987;
                                  Senior Vice President/General Manager - FedEx
                                  World Service Centers from March 1983 to
                                  October 1986; Senior Vice President -
                                  Operations Planning from March 1979 to March
                                  1983; Vice President - Operations Resource and Corporate Planning from September 1978 to
                                  March 1979; Vice President - Special Projects and Advanced Planning from April 1977 to
                                  September 1978; and Director of Special
                                  Projects from 1972 to 1977.


     DAVID J. BRONCZEK        42  Senior Vice President - Europe, Middle East
           1987                   and Africa since June 1995; Senior Vice
                                  President - Europe, Africa and Mediterranean from June 1993 to June 1995; Vice President -
                                  Canadian Operations from February 1987 to
                                  March 1993; and several sales and operations managerial positions from 1976 to 1987.

     MICHAEL L. DUCKER        42  Senior Vice President - Asia and Pacific
           1991                   since October 1995; Vice President - South
                                  Pacific from June 1992 to October 1995; Vice
                                  President - Italy and Southeast Europe from
                                  November 1991 to June 1992; and various
                                  operating management positions and a package sorter and checker from 1975 to 1991.

     LEONARD B. FEILER        40  Senior Vice President - Central Support
           1991                   Services since February 1996; Vice President
                                  - Global Operations Planning and Control from
                                  January 1995 to February 1996; Vice President
                                  - Systems Form Planning and Engineering from
                                  July 1992 to January 1995; Vice President -
                                  Finance - FEDEX Aeronautics Corporation from
                                  September 1991 to July 1992; various
                                  management positions in finance and a senior financial analyst from 1979 to 1991.

     T. MICHAEL GLENN         40  Senior Vice President - Marketing, Customer
           1985                   Service and Corporate Communications since
                                  June 1994; Senior Vice President - Marketing and Corporate Communications from December
                                  1993 to June 1994; Senior Vice President -
                                  Worldwide Marketing, Catalog Services and
                                  Corporate Communications from June 1993 to
                                  December 1993; Senior Vice President -
                                  Catalog and Remail Services from September
                                  1992 to June 1993; Vice President - Marketing from August 1985 to September 1992, various management positions in sales and marketing and senior sales specialist from 1981 to 1985.

      DENNIS H. JONES         44  Senior Vice President and Chief Information
           1986                   Officer since December 1991; Vice President -
                                  Customer Automation and Invoicing from
                                  December 1986 to December 1991; and various management positions in finance and a financial analyst from 1975 to 1986.

  JOSEPH C. MCCARTY, III      51  Senior Vice President - Latin America and
           1983                   Caribbean since October 1995; Senior Vice
                                  President - Asia Pacific from June 1995 to
                                  October 1995; Senior Vice President - Asia,
                                  Pacific and Middle East from November 1991 to
                                  June 1995; Vice President - International
                                  Legal from March 1987 to November 1991; Vice
                                  President - Properties & Facilities from
                                  November 1984 to March 1987; and Vice
                                  President - Legal from February 1983 to
                                  November 1984.

      GILBERT D. MOOK         53  Senior Vice President - Air Operations since
           1985                   February 1996; Senior Vice President -
                                  Central Support Services from November 1994 to February 1996; Vice President - Properties and Facilities from March 1988 to November
                                  1994; Vice President - Satellite Systems from
                                  June 1985 to March 1988; Director - Satellite
                                  Systems from 1983 to 1985.

     JAMES A. PERKINS         52  Senior Vice President and Chief Personnel
           1979                   Officer since June 1979 and various personnel
                                  managerial positions from 1974 to 1979.

     DAVID F. REBHOLZ         43  Senior Vice President - Global Sales and
           1988                   Trade Services since June 1993; Vice
                                  President - Central Region - Americas and
                                  Caribbean from October 1991 to June 1993;
                                  Vice President - Customer Service from
                                  December 1988 to October 1991; and Regional
                                  Sales Director-Western Region and various operating management positions from 1976 to 1988.


     TRACY G. SCHMIDT         39  Senior Vice President - Air Ground Terminals
           1990                   and Transportation since July 1994; Vice
                                  President - Corporate Financial Planning from
                                  January 1990 to July 1994; and various
                                  management positions in finance from 1980 to 1990.


     MARY ALICE TAYLOR        46  Senior Vice President - United States and
           1985                   Canada since October 1995; Senior Vice
                                  President - Americas and Caribbean from
                                  October 1994 to October 1995; Senior Vice
                                  President - Central Support Services from
                                  September 1991 to October 1994; Regional Vice
                                  President - Ground Operations - Southern
                                  Region from May 1988 to September 1991; Vice
                                  President - Logistics and Publishing Services from November 1985 to May 1988. Various management positions in finance and management information consultant from 1980 to 1985.


     LAURIE A. TUCKER         39  Senior Vice President - Logistics, Electronic
           1991                   Commerce and Catalog since April 1996; Vice
                                  President - Customer Automation and Invoicing from December 1991 to April 1996; and various management positions and financial analyst from 1978 to 1991.


      JAMES S. HUDSON         47  Vice President, Controller and Chief
           1992                   Accounting Officer since December 1994; Vice
                                  President - Finance - Europe, Africa and
                                  Mediterranean from July 1992 to December
                                  1994; various management positions in finance from 1974 to 1992.

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

                                    PART II

     Information for Items 5 through 8 of this Report appears in the Company's 1996 Annual Report to Stockholders as indicated in the following table and is incorporated herein by reference.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information regarding market information, stockholders and dividends is contained in the Corporate Information section of the Company's 1996 Annual Report to Stockholders, on page 44 under the headings, "Stock Listing," "Stockholders" and "Market Information" and is incorporated herein by reference.

     No cash dividends have been declared.

                                                          PAGE IN ANNUAL REPORT
                                                             TO STOCKHOLDERS
                                                             ---------------

ITEM 6.  SELECTED FINANCIAL DATA

         Selected Consolidated Financial Data...........             40


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               18


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Statements of Income..............             23
         Consolidated Balance Sheets....................             24
         Consolidated Statements of Cash Flows..........             26
         Consolidated Statements of Changes in
          Common Stockholders' Investment...............             27
         Notes to Consolidated Financial Statements.....             28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS              NOT
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                  APPLICABLE


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding members of the Company's Board of Directors is presented in sections "Voting Securities and Principal Holders Thereof -Security Ownership of Management and Certain Beneficial Owners," "Election of Directors," "Meetings and Committees," "Compensation of Directors," and "Transactions with Management and Others". On pages 1 through 7 and page 14 of the Definitive Proxy

Statement for the Company's 1996 Annual Meeting of Stockholders which will be held October 1, 1996 and is incorporated herein by reference. Information regarding executive officers of the Company is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information required by Item 405 of Regulation S-K is presented in "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Definitive Proxy Statement and is incorporated herein by reference.

     Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders to be held on October 1, 1996, as indicated in the following table and is incorporated herein by reference.


                                                                PAGE IN PROXY
                                                                  STATEMENT
                                                                -------------
ITEM 11. EXECUTIVE COMPENSATION

         Compensation Information............................          8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         Voting Securities and Principal Holders Thereof......         2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others..............        14


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)        1.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP, dated July 1, 1996, are presented on pages 23 through 39 of the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7 and 8 hereof, the Company's 1996 Annual Report to Stockholders is not to be deemed as filed as part of this Report.

     2. FINANCIAL STATEMENT SCHEDULE                                PAGE NUMBER
                                                                    IN FORM 10-K
                                                                    ------------

Report of Independent Public Accountants on Financial Statement
  Schedule.........................................................       S-1

Schedule II - Valuation and Qualifying Accounts....................       S-2

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1996 Annual Report to Stockholders and incorporated herein by reference.


3.     EXHIBITS

     The documents attached hereto as Exhibits 3.1, 3.2, 4.1 through 4.26, 10.1 through 10.88, 11, 12, 13, 21, 23 and 24 are being filed in connection with this Report and incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-12 is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     During the last quarter of the period covered by this Report on Form 10-K, the Registrant filed two Current Reports on Form 8-K.

     The first Current Report was dated March 14, 1996 and contained Registrant's press release dated March 14, 1996 and Appendix A to a preliminary official statement. The second Current Report was dated April 30, 1996 and contained a discussion of legal proceedings. These reports were filed as Item 5 or Item 7 Current Reports.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FEDERAL EXPRESS CORPORATION
                                    (Registrant)


                                    BY: /s/ JAMES S. HUDSON
                                       --------------------------------------
                                       James S. Hudson
                                       Vice President and Controller
                                       (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE                       CAPACITY                  DATE
         ---------                       --------                  ----

/s/ FREDERICK W. SMITH*       Chairman, President and
- ----------------------------  Chief Executive Officer
     Frederick W. Smith       and Director
                              (Principal Executive Officer)

/s/ ALAN B. GRAF, JR.*        Executive Vice President and
- ----------------------------  Chief Financial Officer
     Alan B. Graf, Jr.        (Principal Financial Officer)

/s/ JAMES S. HUDSON           Vice President and Controller   August 8, 1996
- ----------------------------  (Principal Accounting Officer)
     James S. Hudson

/s/ ROBERT H. ALLEN *                    Director
- ----------------------------
     Robert H. Allen

/s/ HOWARD H. BAKER, JR.*                Director
- ----------------------------
     Howard H. Baker, Jr.

/s/ ROBERT L. COX *                      Director
- ----------------------------
     Robert L. Cox

/s/ RALPH D. DENUNZIO *                  Director
- ----------------------------
     Ralph D. DeNunzio

       SIGNATURE                         CAPACITY                  DATE
       ---------                         --------                  ----

/s/ JUDITH L. ESTRIN *                   Director
- ----------------------------
     Judith L. Estrin

/s/ PHILIP GREER *                       Director
- ----------------------------
     Philip Greer

/s/ J. R. HYDE, III *                    Director
- ----------------------------
     J. R. Hyde, III

/s/ CHARLES T. MANATT *                  Director
- ----------------------------
     Charles T. Manatt

/s/ GEORGE J. MITCHELL *                 Director
- ----------------------------
     George J. Mitchell

/s/ JACKSON W. SMART, JR.*               Director
- ----------------------------
     Jackson W. Smart, Jr.

/s/ JOSHUA I. SMITH *                    Director
- ----------------------------
     Joshua I. Smith

/s/ PETER S. WILLMOTT *                  Director
- ----------------------------
     Peter S. Willmott



*By:  /s/ JAMES S. HUDSON                                     August 8, 1996
      ----------------------
         James S. Hudson
         Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Federal Express Corporation's 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 1, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    /s/ ARTHUR ANDERSEN LLP
                                    -----------------------------------------
                                    ARTHUR ANDERSEN LLP



Memphis, Tennessee,
July 1, 1996

                                                                             S-2
                                                                     SCHEDULE II


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                                 (In thousands)

                                        ADDITIONS
                                 ----------------------
                     BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
                     BEGINNING   COSTS AND     OTHER                      END OF
DESCRIPTION           OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS(A)     YEAR
- -----------          ----------  ----------  ----------  -------------  ----------

   Allowance for
 Doubtful Accounts
- -------------------
1996...............     $31,173     $38,963      $1,700     $41,027        $30,809
                        =======     =======      ======     =======        =======

1995...............     $33,933     $36,334           -     $39,094        $31,173
                        =======     =======      ======     =======        =======

1994...............     $31,308     $45,763           -     $43,138        $33,933
                        =======     =======      ======     =======        =======

(A)  Accounts written off net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
- -------                              ----------------------

  3.1 Restated Certificate of Incorporation of Registrant as amended (Filed as Exhibit 3.1 to Registrant's FY95 Third Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

  3.2 By-laws of Registrant (Filed as Exhibit 3.2 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  4.1 Indenture dated as of April 1, 1987 between Registrant and The Bank of New York ("BONY"), as Trustee, relating to Registrant's 10% Senior Notes due April 15, 1999. (Filed as
                   Exhibit 10.36 to Registrant's FY88 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  4.2 Supplemental Indenture No. 2 dated as of April 18, 1989 between Registrant and BONY, relating to Registrant's 10% Senior Notes due April 15, 1999. (Filed as Exhibit 4(a) to Registrant's Current Report on Form 8-K dated April 25, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.3 Supplemental Indenture No. 3 dated as of April 21, 1989 between Registrant and BONY and form of note relating to Registrant's 10% Senior Notes due April 15, 1999. (Filed as
                   Exhibit 4(b) to Registrant's Current Report on Form 8-K dated April 25, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.4 Indenture dated as of May 15, 1989 between Registrant and BONY relating to Registrant's unsecured debt securities. (Filed as an exhibit to Registrant's Registration Statement No. 33-28796 on Form S-3 and incorporated herein by reference.)

  4.5 Supplemental Indenture No. 2 dated as of August 11, 1989 between Registrant and BONY. (Filed as Exhibit 4.2 to Registrant's Registration Statement No. 33-30415 on Form S-3 and incorporated herein by reference.)

  4.6 Supplemental Indenture No. 3 dated as of October 15, 1989 between Registrant and BONY relating to Registrant's 9 5/8% Sinking Fund Debentures due October 15, 2019. (Filed as
                   Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 16, 1989, Commission File No. 1-7806, and incorporated herein by reference.)

  4.7 Supplemental Indenture No. 5 dated as of August 15, 1990 between Registrant and BONY. (Filed as Exhibit 4(c) to Registrant's Current Report on Form 8-K dated August 28, 1990, Commission File No. 1-7806, and incorporated herein by reference.)

  4.8 Indenture dated May 15, 1989 including Supplemental Indenture Nos. 2, 3 and 5 dated as described above, between Registrant and BONY, relating to Registrant's Medium-Term Notes, Series B, the last of which is due August 15, 2006, Registrant's 9 7/8% Notes due April 1, 2002, Registrant's 9.65% Notes due June 15, 2012 and Registrant's 6 1/4% Notes due April 15, 1998. (Filed as described above.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

  4.9 Form of Fixed Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.4 to Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

  4.10 Form of Floating Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.5 to Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

  4.11 Form of 9 7/8% Note due April 1, 2002. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated March 23, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

  4.12 Form of 9.65% Note due June 15, 2012. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 18, 1992, Commission File No. 1-7806, and incorporated herein by reference.)

  4.13 Form of 6 1/4% Note due April 15, 1998. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 21, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

  4.14 Indenture dated as of July 1, 1996 between the Registrant and The First National Bank of Chicago, as Trustee, relating to Registrant's unsecured debt securities.

  4.15 Pass Through Trust Agreement dated as of February 1, 1993, as amended and restated as of October 1, 1995, between Registrant and BONY, as Pass Through Trustee, relating to Registrant's 1993 Pass Through Certificates, Series A1, A2, B1, B2, C1 and C2, 1995 Pass Through Certificates, Series A1, A2, B1, B2 and B3 and 1996 Pass Through Certificates, Series A1 and A2. (Filed as Exhibit 4.a.1 to Registrant's Current Report on Form 8-K dated October 26, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

  4.16 Form of 8.04% and 8.76% 1993 Pass Through Certificates, Series A1 and A2 due November 22, 2007 and May 22, 2015, respectively. (Filed as Exhibit 4(a)(2) to Registrant's Current Report on Form 8-K dated February 4, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

  4.17 Form of 6.68% and 7.63% 1993 Pass Through Certificates, Series B1 and B2 due January 1, 2008 and January 1, 2015, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated September 23, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

  4.18 Form of 7.15% and 7.96% 1993 Pass Through Certificates, Series C1 and C2 due September 28, 2012 and March 28, 2017, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated December 2, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

  4.19 Form of 7.63% and 8.06% 1995 Pass Through Certificates, Series A1 and A2 due January 5, 2014 and January 5, 2016, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated August 16, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

  4.20             Form of 6.05%, 7.11% and 7.58% 1995 Pass Through
                   Certificates, Series B1, B2 and B3 due March 19, 1996, January 2, 2014 and July 2, 2019, respectively. (Filed as
                   Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated October 26, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

  4.21 Form of 7.85% and 8.17% 1996 Pass Through Certificates, Series A1 and A2 due January 30, 2015 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated June 5, 1996, Commission File No. 1-7806, and incorporated herein by reference.)

  4.22 Pass Through Trust Agreement dated as of March 1, 1994 between Registrant and BONY, as Pass Through Trustee, relating to Registrant's 1994 Pass Through Certificates, Series A310-A1, A310-A2 and A310-A3. (Filed as Exhibit 4.a.1 to Registrant's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

  4.23             Form of 7.53%, 7.89% and 8.40% 1994 Pass Through
                   Certificates, Series A310-A1, A310-A2 and A310-A3 due September 23, 2006, September 23, 2008 and March 23, 2010, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

  4.24 Pass Through Trust Agreement dated as of June 1, 1996 between Registrant and State Street Bank and Trust Company, as Pass Through Trustee. (Filed as Exhibit 4(a)(1) to Registrant's Registration Statement No. 333-07691 on Form S-3 and incorporated herein by reference.)

  4.25 Loan Agreement dated March 27, 1995, between Registrant and certain lenders relating to the financing of Airbus A310 aircraft. A copy of this loan agreement will be furnished to the Commission upon request pursuant to Regulation S-K Item 601(4)(iii)(A). (Filed as Exhibit 4.23 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

  4.26 Facility Agreement dated as of April 1, 1996 between Registrant and Morgan Guaranty Trust Company of New York, as agent. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

 10.1 Indenture dated as of August 1, 1979 between the Memphis Shelby County Airport Authority (the "Authority") and BONY, as Trustee. (Refiled as Exhibit 10.1 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.2 Second Supplemental Indenture dated as of May 1, 1982 between the Authority and BONY relating to 8.30% Special Facilities Revenue Bonds, Series 1982B due September 1, 2012. (Refiled as Exhibit 10.2 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.3 Third Supplemental Indenture dated as of November 1, 1982 between the Authority and BONY. (Refiled as Exhibit 10.3 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.4 Fourth Supplemental Indenture dated as of December 1, 1984 between the Authority and BONY relating to 7 7/8% Special Facilities Revenue Bonds, Series 1984 due September 1, 2009. (Refiled as Exhibit 10.4 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.5 Fifth Supplemental Indenture dated as of July 1, 1992 between the Authority and BONY relating to 6 3/4% Special Facilities Revenue Bonds, Refunding Series 1992 due September 1, 2012. (Filed as Exhibit 10.5 to Registrant's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.6              Guaranty dated as of August 1, 1979 from Registrant to BONY.
                   (Refiled as Exhibit 10.5 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.7 Reaffirmation of Guaranty dated as of May 1, 1982 from Registrant to BONY relating to Special Facilities Revenue Bonds, Series 1982B. (Refiled as Exhibit 10.7 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.8 Reaffirmation of Guaranty dated as of December 1, 1984 from Registrant to BONY relating to Special Facilities Revenue Bonds, Series 1984. (Refiled as Exhibit 10.10 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.9 Reaffirmation of Guaranty dated as of July 30, 1992 from Registrant to BONY relating to Special Facilities Revenue Bonds, Refunding Series 1992. (Filed as Exhibit 10.11 to Registrant's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.10 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Authority and Registrant. (Refiled as
                   Exhibit 10.11 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.11 First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and Registrant. (Filed as Exhibit 10.13 to Registrant's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.12 Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and Registrant. (Refiled as Exhibit
                   10.14 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.13 Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and Registrant. (Filed as Exhibit 28.22 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.14 Fourth Supplemental Lease Agreement dated July 1, 1983 between the Authority and Registrant. (Filed as Exhibit 28.23 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.15 Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and Registrant. (Filed as Exhibit 28.24 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.16 Sixth Supplemental Lease Agreement dated April 1, 1984 between the Authority and Registrant. (Filed as Exhibit 28.25 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.17 Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and the Registrant. (Filed as Exhibit
                   28.26 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.18 Eighth Supplemental Lease Agreement dated July 1, 1988 between the Authority and Registrant. (Filed as Exhibit 28.27 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.19 Ninth Supplemental Lease Agreement dated July 12, 1989 between the Authority and Registrant. (Filed as Exhibit 28.28 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.20 Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and Registrant. (Filed as Exhibit 28.29 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.21 Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and Registrant.

 10.22 Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and Registrant. (Filed as Exhibit 10.23 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.23 Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and Registrant.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.24 Fourteenth Supplemental Lease Agreement dated as of January 1, 1996 between the Authority and Registrant.

 10.25 Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and Registrant. (Refiled as Exhibit
                   10.15 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.26 First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and Registrant. (Filed as Exhibit 10.25 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.27 Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and Registrant. (Filed as Exhibit 10.26 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.28 Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and Registrant. (Refiled as Exhibit 10.25 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.29 Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and Registrant. (Filed as Exhibit 10.20 to Registrant's FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.30 Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and Registrant. (Filed as Exhibit 10.29 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.31 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and Registrant. (Filed as Exhibit
                   10.30 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.32 Indenture dated as of July 1, 1993 between the Authority and BONY, as Trustee, relating to 6.20% Special Facility Revenue Bonds, Series 1993, due July 1, 2014. (Filed as Exhibit 10.31 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.33 Guaranty dated as of July 1, 1993 from Registrant to BONY relating to 6.20% Special Facility Revenue Bonds, Series 1993. (Filed as Exhibit 10.32 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.34 Ground Lease dated as of February 27, 1979 between the City of Los Angeles and The Flying Tiger Line Inc. ("FTL"). (Filed as Exhibit 28.1 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.35 First Amendment dated September 18, 1979, to Ground Lease, dated February 27, 1979, between the City of Los Angeles and FTL. (Filed as Exhibit 28.2 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.36 Second Amendment dated March 9, 1983 to Ground Lease, dated February 27, 1979, between the City of Los Angeles and FTL. (Filed as Exhibit 28.3 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.37 Interim Exchange Agreement dated as of September 11, 1990 between the City of Los Angeles and Registrant. (Filed as Exhibit 28.4 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.38 Lease Agreement dated as of May 7, 1985 between the City of Oakland and Registrant. (Filed as Exhibit 28.5 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.39 Affirmative Action Agreement dated as of May 14, 1985, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.6 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.40 First Supplemental Agreement dated August 5, 1986, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.7 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.41 Second Supplemental Agreement dated February 17, 1987, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.8 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.42 Third Supplemental Agreement dated February 1989, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Filed as Exhibit 28.9 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.43 Amendment dated August 1, 1989, to Lease Agreement dated May 7, 1985, between the City of Oakland and Registrant. (Refiled as Exhibit 10.40 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.44 Lease and First Right of Refusal Agreement dated July 22, 1988 between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.10 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.45 Development Agreement dated July 22, 1988, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.11 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.46 Supplement No. 1 dated May 19, 1989, to Development Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.12 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.47 Supplement No. 1 dated July 19, 1989, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.13 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.48 Right-of-Way Agreement dated September 19, 1989, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.14 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.49 Supplement No. 2 dated April 23, 1991, to Lease and First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and the Registrant. (Filed as Exhibit 28.15 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.50 Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.16 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.51 Supplement No. 1, dated October 1, 1983 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.17 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.52 Supplement No. 2 dated September 1, 1985 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.18 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.53 Supplement No. 3 dated June 1, 1992 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.19 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.54 Supplement No. 4 dated March 1, 1993 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 10.51 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.55 Supplement No. 5 dated February 1, 1994 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 10.52 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.56 Amended and Restated Airport Use Agreement and Terminal Facilities Lease dated as of January 1, 1985 between the City of Chicago and FTL. (Filed as Exhibit 28.20 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.57 Cargo Building Site Lease dated September 23, 1987 between the City of Chicago and FTL. (Filed as Exhibit 28.21 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.58 Amended and Restated Land Lease Agreement dated August 1993 between Registrant and the Indianapolis Airport Authority. (Filed as Exhibit 10.52 to Registrant's FY94 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.59 Indenture dated as of September 1, 1993 between the City of Indianapolis, Indiana and NBD Bank, N.A., as Trustee, relating to the City of Indianapolis Airport Facility Revenue Refunding Bonds, Series 1994, due April 1, 2017. (Filed as
                   Exhibit 10.1 to Registrant's FY94 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.60 Loan Agreement between the City of Indianapolis and Registrant. (Filed as Exhibit 10.2 to Registrant's FY94 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.61 Form of Promissory Note to the City of Indianapolis. (Filed as Exhibit 10.3 to Registrant's FY94 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.62 Indenture dated as of October 1, 1994 between Indianapolis Airport Authority and NBD Bank, N. A., as Trustee, relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017. (Filed as Exhibit 10.1 to Registrant's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.63 Guaranty dated as of October 1, 1994 from Registrant to NBD Bank, N.A. relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017. (Filed as Exhibit
                   10.2 to Registrant's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.64 Land and Special Facilities Lease Agreement dated as of October 1, 1994 between Registrant and the Indianapolis Airport Authority relating to 7.10% Special Facilities Revenue Bonds, Series 1994 due January 15, 2017. (Filed as
                   Exhibit 10.3 to Registrant's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.65 Lease Agreement dated October 9, 1994 between the Registrant and Subic Bay Metropolitan Authority. (Filed as Exhibit 10.62 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.66 Indenture dated as of April 1, 1996 between AllianceAirport Authority, Inc. and The First National Bank of Chicago, as Trustee, relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021.

 10.67 Guaranty dated as of April 1, 1996 from Registrant to The First National Bank of Chicago relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021.

 10.68 Land and Special Facilities Lease Agreement dated as of April 1, 1996 between Registrant and AllianceAirport Authority, Inc. relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021.

 10.69 Assignment and Assumption Agreement dated April 10, 1996 between AllianceAirport Authority, Inc. and the City of Fort Worth, Texas relating to AllianceAirport Authority, Inc. Special Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021.

 10.70 1980 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1980 Stock Incentive Plan, as amended. (Filed as Exhibit 10.59 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.71 1983 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1983 Stock Incentive Plan, as amended. (Filed as an exhibit to Registrant's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

 10.72 1984 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1984 Stock Incentive Plan, as amended. (Filed as an exhibit to Registrant's Registration Statement No. 2-95720 on Form S-8 and incorporated herein by reference.)

 10.73 1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to Registrant's Registration Statement No. 33-20138 on Form S-8 and incorporated herein by reference.)

 10.74 1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.75 1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (1993 Stock Incentive Plan was filed as Exhibit A to Registrant's FY93 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to Registrant's FY94 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.76             Amendment to Registrant's 1980, 1983, 1984, 1987 and 1989
                   Stock Incentive Plans. (Filed as Exhibit 10.27 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.77             Amendment to Registrant's 1983, 1984, 1987, 1989 and 1993
                   Stock Incentive Plans. (Filed as Exhibit 10.63 to Registrant's FY94 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.78 1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (1995 Stock Incentive Plan was filed as Exhibit A to Registrant's FY95 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to Registrant's Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

 10.79 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as
                   Exhibit 10.28 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.80 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (1995 Restricted Stock Plan filed as Exhibit B to Registrant's FY95 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference.)

 10.81             Registrant's Retirement Parity Pension Plan. (Filed as
                   Exhibit 10.67 to Registrant's FY93 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.82 First Amendment to Registrant's Retirement Parity Pension Plan. (Filed as Exhibit 10.1 to Registrant's FY95 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

 10.83 Management Performance Bonus Plan. (Description of the performance bonus plan contained in the Definitive Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation Committee of the Board of Directors" is incorporated herein by reference.)

 10.84             Registrant's Retirement Plan for Outside Directors. (Filed as
                   Exhibit 10.30 to Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.85 Long-term Performance Bonus Plans. (Description of the long-term performance bonus plans contained in the Definitive Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders, under the heading "Long-term Incentive Plans - Awards in Last Fiscal Year" is incorporated herein by reference.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------

 10.86 Amended and Restated Credit Agreement dated May 12, 1995 among Registrant and The First National Bank of Chicago, individually and as agent, and certain lenders. (Filed as Exhibit 10.77 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.87 Purchase Agreement between AVSA and Registrant for purchase of Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.36 to Registrant's FY91 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 10.88 Sales Agreement dated April 7, 1995 between Registrant and American Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit
                   10.79 to Registrant's FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

 11                Statement re Computation of Earnings Per Share.

 12                Statement re Computation of Ratio of Earnings to Fixed
                   Charges.

 13 Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1996.

 21                Subsidiaries of Registrant.

 23                Consent of Independent Public Accountants.

 24                Powers of Attorney.