Form 10-Q
period 1996-08-31
FEDERAL EXPRESS CORP
filed 1996-10-10
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1996, OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO          .
                                                        -----------  ----------

                         COMMISSION FILE NUMBER:  1-7806


                           FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                  71-0427007
     (State of incorporation)                       (I.R.S. Employer
                                                   Identification No.)

      2005 Corporate Avenue
       Memphis, Tennessee                                 38132
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock                  Outstanding Shares at September 30, 1996
Common Stock, par value $.10 per share                 56,955,692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART I.  FINANCIAL INFORMATION


                                                                           PAGE

Condensed Consolidated Balance Sheets
   August 31, 1996 and May 31, 1996. . . . . . . . . . . . . . . . . . .    3-4

Condensed Consolidated Statements of Income
   Three Months Ended August 31, 1996 and 1995 . . . . . . . . . . . . .      5

Condensed Consolidated Statements of Cash Flows
   Three Months Ended August 31, 1996 and 1995 . . . . . . . . . . . . .      6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . .   7-10

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants . . . . . . . . . . . . . . . . . .     11

Report of Independent Public Accountants . . . . . . . . . . . . . . . .     12

Management's Discussion and Analysis of Results of Operations
   and Financial Condition . . . . . . . . . . . . . . . . . . . . . . .  13-16



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .     17


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                              August 31,
                                                         1996          May 31,
                                                      (Unaudited)        1996
                                                      -----------    -----------
                                                            (In thousands)

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . .  $   154,863    $    93,419
  Receivables, less allowance for doubtful accounts
    of $33,076,000 and $30,809,000 . . . . . . . . .    1,291,806      1,271,599
  Spare parts, supplies and fuel . . . . . . . . . .      236,740        222,110
  Deferred income taxes. . . . . . . . . . . . . . .       98,224         92,606
  Prepaid expenses and other . . . . . . . . . . . .       30,401         48,527
                                                      -----------    -----------

      Total current assets . . . . . . . . . . . . .    1,812,034      1,728,261
                                                      -----------    -----------

Property and Equipment, at Cost (Note 6) . . . . . .    8,938,027      8,678,517
  Less accumulated depreciation and amortization . .    4,735,720      4,561,916
                                                      -----------    -----------
      Net property and equipment . . . . . . . . . .    4,202,307      4,116,601
                                                      -----------    -----------

Other Assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . .      376,854        380,748
  Equipment deposits and other assets (Note 6) . . .      439,281        473,361
                                                      -----------    -----------

      Total other assets . . . . . . . . . . . . . .      816,135        854,109
                                                      -----------    -----------

                                                      $ 6,830,476    $ 6,698,971
                                                      -----------    -----------
                                                      -----------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      August 31,
                                                         1996           May 31,
                                                      (Unaudited)        1996
                                                            (In thousands)
                                                      -----------    -----------

Current Liabilities:
  Current portion of long-term debt (Note 3) . . . .  $     7,909    $     8,009
  Accounts payable . . . . . . . . . . . . . . . . .      741,702        705,532
  Accrued expenses (Note 2). . . . . . . . . . . . .      920,272        904,856
                                                      -----------    -----------

      Total current liabilities. . . . . . . . . . .    1,669,883      1,618,397
                                                      -----------    -----------

Long-Term Debt, Less Current Portion (Note 3). . . .    1,317,812      1,325,277
                                                      -----------    -----------

Deferred Income Taxes. . . . . . . . . . . . . . . .       64,696         64,034
                                                      -----------    -----------

Other Liabilities. . . . . . . . . . . . . . . . . .    1,135,823      1,115,124
                                                      -----------    -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
  Common Stock, $.10 par value;
    200,000,000 shares authorized; 56,947,977 and
    56,885,125 shares issued . . . . . . . . . . . .        5,695          5,689
  Other. . . . . . . . . . . . . . . . . . . . . . .    2,636,567      2,570,450
                                                      -----------    -----------

      Total common stockholders' investment. . . . .    2,642,262      2,576,139
                                                      -----------    -----------

                                                      $ 6,830,476    $ 6,698,971
                                                      -----------    -----------
                                                      -----------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             August 31,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
                                                       (In thousands, except
                                                          per share amounts)

Revenues . . . . . . . . . . . . . . . . . . . . .   $ 2,692,312    $ 2,453,394
                                                     -----------    -----------
Operating Expenses:
  Salaries and employee benefits . . . . . . . . .     1,231,423      1,147,526
  Rentals and landing fees . . . . . . . . . . . .       253,368        223,207
  Depreciation and amortization. . . . . . . . . .       190,209        174,121
  Fuel . . . . . . . . . . . . . . . . . . . . . .       153,547        126,376
  Maintenance and repairs. . . . . . . . . . . . .       181,419        124,575
  Other. . . . . . . . . . . . . . . . . . . . . .       552,428        508,359
                                                     -----------    -----------
                                                       2,562,394      2,304,164
                                                     -----------    -----------

Operating Income . . . . . . . . . . . . . . . . .       129,918        149,230
                                                     -----------    -----------

Other Income (Expense):
  Interest, net. . . . . . . . . . . . . . . . . .       (21,759)       (23,845)
  Other, net . . . . . . . . . . . . . . . . . . .          (420)         4,501
                                                     -----------    -----------
                                                         (22,179)       (19,344)
                                                     -----------    -----------
Income Before Income Taxes . . . . . . . . . . . .       107,739        129,886

Income Tax Provision . . . . . . . . . . . . . . .        45,789         54,552
                                                     -----------    -----------

Net Income . . . . . . . . . . . . . . . . . . . .   $    61,950    $    75,334
                                                     -----------    -----------
                                                     -----------    -----------

Earnings per Share . . . . . . . . . . . . . . . .   $      1.08    $      1.33
                                                     -----------    -----------
                                                     -----------    -----------

Common and Common Equivalent Shares (Note 5) . . .        57,467         56,688
                                                     -----------    -----------
                                                     -----------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             August 31,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
                                                           (In thousands)

Net Cash Provided by Operating Activities. . . . .   $   279,481    $   190,577
                                                     -----------    -----------
Investing Activities:
  Purchases of property and equipment, including
    deposits on aircraft of $1,100,000 and
    $40,523,000. . . . . . . . . . . . . . . . . .      (272,549)      (326,502)
  Proceeds from disposition of property
    and equipment:
      Reimbursements of A300 deposits. . . . . . .        42,026         20,205
      Other dispositions . . . . . . . . . . . . .           879         20,777
  Other, net . . . . . . . . . . . . . . . . . . .        16,401        (56,441)
                                                     -----------    -----------
Net cash used in investing activities. . . . . . .      (213,243)      (341,961)
                                                     -----------    -----------

Financing Activities:
  Principal payments on debt . . . . . . . . . . .        (7,678)        (5,004)
  Proceeds from stock issuances. . . . . . . . . .         3,196          5,596
  Other, net . . . . . . . . . . . . . . . . . . .          (312)             -
                                                     -----------    -----------
Net cash provided by (used in)
  financing activities . . . . . . . . . . . . . .        (4,794)           592
                                                     -----------    -----------

Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . . .        61,444       (150,792)
Cash and cash equivalents at beginning of period .        93,419        357,548
                                                     -----------    -----------

Cash and cash equivalents at end of period . . . .   $   154,863    $   206,756
                                                     -----------    -----------
                                                     -----------    -----------

Cash payments for:
  Interest (net of capitalized interest) . . . . .   $     6,951    $     5,398
                                                     -----------    -----------
                                                     -----------    -----------
  Income taxes . . . . . . . . . . . . . . . . . .   $    21,125    $     3,263
                                                     -----------    -----------
                                                     -----------    -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with Federal Express Corporation's Annual Report on Form 10-K for the year ended May 31, 1996. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of August 31, 1996, the consolidated results of their operations for the three-month periods ended August 31, 1996 and 1995, and their consolidated cash flows for the three-month periods ended August 31, 1996 and 1995. Operating results for the three-month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                                              August 31,
                                                         1996          May 31,
                                                      (Unaudited)        1996
                                                      -----------    -----------
                                                            (In thousands)

        Compensated absences . . . . . . . .            $216,362       $211,499
        Insurance. . . . . . . . . . . . . .             208,573        194,209
        Taxes other than income taxes. . . .             138,027        153,905
        Salaries . . . . . . . . . . . . . .              82,258         78,384
        Aircraft overhaul. . . . . . . . . .              75,246         59,343
        Employee benefits. . . . . . . . . .              67,053        111,912
        Interest . . . . . . . . . . . . . .              43,764         27,840
        Other. . . . . . . . . . . . . . . .              88,989         67,764
                                                        --------       --------

                                                        $920,272       $904,856
                                                        --------       --------
                                                        --------       --------

(3)  LONG-TERM DEBT

                                                      August 31,
                                                         1996          May 31,
                                                      (Unaudited)        1996
                                                      -----------    -----------
                                                            (In thousands)

     Unsecured notes payable, interest rates of
       6.25% to 10.57%, due through 2013 . . . . . .   $  928,186     $  934,181
     Unsecured sinking fund debentures, interest
       rate of 9.63%, due through 2020 . . . . . . .       98,409         98,392
     Capital lease obligations and tax exempt bonds,
       due through 2017, interest rates of
       6.75% to 8.30%. . . . . . . . . . . . . . . .      255,100        255,100
       Less bond reserves. . . . . . . . . . . . . .       11,096         11,096
                                                       ----------     ----------
                                                          244,004        244,004
     Other debt, interest rates of 9.68% to 9.98%. .       55,122         56,709
                                                       ----------     ----------
                                                        1,325,721      1,333,286
       Less current portion. . . . . . . . . . . . .        7,909          8,009

                                                       ----------     ----------
                                                       $1,317,812     $1,325,277
                                                       ----------     ----------
                                                       ----------     ----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, all of which was available at August 31, 1996. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement.


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of August 31, 1996, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the three-month period ended August 31, 1996, 66,852 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $30.56 to $79.88 per share. During the same period, the Company acquired 4,000 shares of its common stock at a cost of $77.93 per share.

     On October 1, 1996, the Board of Directors declared a stock split to be effected in the form of a stock dividend, payable on November 4, 1996 to stockholders of record on October 15, 1996 at the rate of one share for each share outstanding. After November 4, 1996, all share and per share amounts will be adjusted to reflect the split.

(6)  COMMITMENTS

     As of August 31, 1996, the Company's purchase commitments for the remainder of 1997 and annually thereafter under various contracts are as follows (in thousands):

                                      Aircraft-
                         Aircraft     Related(1)    Other(2)      Total
                         --------     ----------    --------     --------
     1997 (remainder)    $331,200      $161,400     $303,400     $796,000
     1998                 470,200        63,000       31,900      565,100
     1999                 402,200        18,100       15,600      435,900
     2000                 342,200        80,300           -       422,500
     2001                 218,000           -             -       218,000

     (1) Primarily aircraft modifications, rotables and spare parts and engines.
     (2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 18 Airbus A300, nine Airbus A310 and ten MD11 aircraft to be delivered through 2001. Deposits and progress payments of $158,123,000 have been made toward these purchases. In August 1996, the Company entered into an agreement to acquire 11 new Airbus A300 aircraft for delivery beginning in 1999. The Company may be required to purchase seven additional MD11 aircraft for delivery beginning no later than 2000 under a put option agreement.

     During the three-month period ended August 31, 1996, the Company acquired two Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1996. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1996 for the two Airbus A300 aircraft and two additional MD11 aircraft acquired by operating lease are as follows (in thousands):

                         1996           $ 20,100
                         1997             28,600
                         1998             28,500
                         1999             28,500
                         2000             29,500
                         Thereafter      248,500

(7)  LEGAL PROCEEDINGS

     In May 1996, a class-action suit was filed by customers of the Company in the United States District Court for the District of Minnesota. The complaint generally alleges that the Company breached its contract with the plaintiffs in transporting packages shipped by them by continuing to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995. The plaintiffs assert that the benefit to the Company is believed to be in excess of $30,000,000. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys fees and costs. Other customers of the Company filed two separate lawsuits, one in California state court during April 1996 and one in Minnesota state court during June 1996, containing substantially similar allegations and requests for relief. All three lawsuits have been consolidated in the United States District Court for the District of Minnesota.

     On August 16, 1996, a fourth class-action lawsuit was filed against the Company in the Circuit Court of Greene County, Alabama. The allegations in this case are substantially similar to the allegations in the first three lawsuits. Like the first three cases, the plaintiffs seek certification as a class action, damages and an award of attorneys fees and costs. In addition, the plaintiffs in the Alabama case also seek punitive damages against the Company and prejudgment interest. A conditional order granting nationwide class-action status has been issued by the Circuit Court in the Alabama case. The Company has removed the Alabama case to the United States District Court for the District of Alabama, and subsequently filed a motion to consolidate the case with the consolidated Minnesota cases. The plaintiffs in the Alabama case have filed a motion to remand the case back to the Alabama Circuit Court.

     The Company intends to vigorously defend itself in these cases. No amount has been reserved for these contingencies.

     On August 20, 1996, President Clinton signed legislation reenacting the 6.25% federal excise tax on the transportation of property shipped by air effective August 27, 1996.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS




  Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1996 and the related condensed consolidated statements of income for the three-month periods ended August 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1996 and 1995, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of August 31, 1996 and the related condensed consolidated statements of income for the three-month periods ended August 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1996 and the related consolidated statements of income, changes in common stockholders' investment and cash flows for the year then ended. In our report dated July 1, 1996, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                       /s/ Arthur Andersen LLP





Memphis, Tennessee,
September 16, 1996

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the three months ended August 31, 1996, the Company recorded net income of $62 million ($1.08 per share) on revenues of $2.7 billion compared with net income of $75 million ($1.33 per share) on revenues of $2.5 billion for the same period in the prior year. Operating results declined primarily due to a higher level of maintenance and repairs expense, higher jet fuel prices and lower international airfreight yields.


Revenues

     The following table shows a comparison of revenues (in millions):

                                                Three Months Ended
                                                     August 31,
                                                -------------------     Percent
                                                 1996         1995      Change
                                                ------       ------     -------

     U.S. domestic express . . . . . . . . . .  $1,908       $1,736       +10 %
     International Priority (IP) . . . . . . .     541          470       +15
     International Express Freight (IXF)
       and Airport-to-Airport (ATA). . . . . .     137          144       - 5
     Charter, Logistics services and other . .     106          103       + 2
                                                ------       ------
                                                $2,692       $2,453       +10
                                                ------       ------
                                                ------       ------

     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):

                                                Three Months Ended
                                                     August 31,
                                                -------------------     Percent
                                                 1996         1995      Change
                                                ------       ------     -------
U.S. domestic express:
     Average daily packages. . . . . . . . . .   2,297        2,106       + 9 %
     Revenue per package . . . . . . . . . . .  $12.98       $12.68       + 2

IP:
     Average daily packages. . . . . . . . . .     209          179       +17
     Revenue per package . . . . . . . . . . .  $40.37       $40.45        --

IXF/ATA:
     Average daily pounds. . . . . . . . . . .   2,340        2,035       +15
     Revenue per pound . . . . . . . . . . . .  $  .92       $ 1.09       -16

     U.S. domestic express revenue per package (yield) increased year-over-year for the third consecutive quarter. The expiration of the air transportation excise tax on December 31, 1995 contributed $28 million and 1% to U.S. domestic revenues and yield, respectively, during the quarter. The excise tax was reenacted by Congress effective August 27, 1996, but is scheduled to expire on December 31, 1996.

     The yield improvement was also due to continuing yield-management actions, including systematic review and revision of customer pricing and discounts and an increase in the list price for FedEx Standard Overnight service in April 1996. Management will continue its yield-management program during 1997 with the goal of ensuring an appropriate balance between revenues generated and the cost of providing express services. Management believes that year-over-year changes in U.S. domestic yields will be flat or decrease slightly during the remainder of 1997. Actual results may vary depending on the impact of competitive pricing changes and changing customer demand patterns.

     The Company's IP revenues and volumes continued to experience strong growth during the quarter. However, yields remained essentially flat for the three months ended August 31, 1996, compared to the same period of the prior year. Management expects these trends to continue through the remainder of 1997. Actual IP results will depend on international economic conditions, actions by the Company's competitors in key IP markets and regulatory conditions for international aviation rights.

     The Company's airfreight volumes increased year-over-year, while yields experienced a significant year-over-year decline. IXF volumes (a space-confirmed, time-definite service) increased 27% for the quarter, but yields declined 18% for the same period. ATA volumes (a lower-priced, space-available service) increased only 1% for the quarter, but yields were lower by 17% for the same period. Extremely competitive pricing produced by marked capacity increases and decreased demand in the global airfreight market adversely affected airfreight yields. Management expects airfreight yields to continue to decline, year-over-year, through the balance of the fiscal year. Actual results, however, will depend on international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.


Operating Expenses

     A 14% increase in rentals and landing fees for the quarter is primarily due to additional leased aircraft in the Company's fleet. As of August 31, 1996, the Company had 76 wide-bodied aircraft under operating lease compared with 62 as of August 31, 1995. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1997 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense increased 22% for the quarter due to increases in average jet fuel price per gallon (14%) and gallons consumed (9%). The increase in average price per gallon is due to higher jet fuel prices and the 4.3 cents per gallon excise tax on aviation fuel, used domestically, which became effective
October 1, 1995.

     Maintenance and repairs expense increased 46% for the quarter. The current quarter expense is consistent with that of recent past quarters and with management's expectations for the remainder of 1997. Partially contributing to the large percentage increase was the unusually low level of expense incurred in the first quarter of 1996. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the Company's increasing fleet size and variety of aircraft types.

Operating Income

     The Company's consolidated operating income decreased 13% for the quarter ended August 31, 1996 from the prior year.

     U.S. domestic operating income was $126 million for the quarter (compared with $125 million for the prior year). Volume growth (9%) and yield improvements (2%) were largely offset by an increase in cost per package
(3%) for the quarter, resulting in essentially flat operating income. Yields improved due to several factors, including the expiration of the air transportation excise tax and the effect of continuing yield management actions. Cost per package increased due to increases in maintenance and repairs expense, aircraft lease expense and aircraft fuel expense, and one less operating day in the current quarter. U.S. domestic operating margin for the quarter was 6.5%, compared to 7.1% for the same period in the prior year.

     The Company's international operating income was $4 million for the quarter (compared with operating income of $24 million for the prior year). This decrease is attributable to a decline in airfreight yields and increases in maintenance and repairs expense and aircraft fuel expense. International operating margin for the quarter was 0.5%, compared to 3.5% for the same period in the prior year.


Other Income and Expense and Income Taxes

     A decrease in net interest expense of 9% for the quarter was due to lower debt levels.

     Other, net for the quarter ended August 31, 1995, includes gains on sales of B-727 aircraft.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $155 million at August 31, 1996, and increased $61 million since May 31, 1996. Cash provided from operations was $279 million compared with $191 million for the same period in the prior year. The Company currently has available a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flow from operations, its commercial paper program and the revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.


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

     Capital expenditures for the first three months of 1996 totaled $273 million and included three Airbus A310 aircraft, vehicles and ground support equipment and customer automation and computer equipment. In comparison, prior year expenditures totaled $327 million and included two Airbus A310 aircraft (one of which, along with two purchased in 1995, was subsequently sold and leased back), nine Cessna 208 aircraft, deposits on future Airbus A300 aircraft, vehicles and ground support equipment and customer automation and computer equipment. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     Additional investing activities in the first quarter of 1996 included the purchase of an all-cargo route authority between the U.S. and China.

     In June 1996, approximately $190 million of pass through certificates were issued to finance the debt portion of leveraged leases related to two Airbus A300 and one MD11 aircraft. The pass through certificates are not direct obligations of, or guaranteed by, the Company, but amounts payable by the Company under the three leveraged leases are sufficient to pay the principal of and interest on the certificates.

     In July 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $1 billion in pass through or equipment trust certificates, preferred stock, common stock or unsecured debt.

     Management believes that the capital resources available to the Company, including the public and private debt markets for leveraged lease financing, provide flexibility to access the most efficient markets for financing aircraft acquisitions and are adequate for the Company's future capital needs.

     Statements in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important factors identified in this section.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Note 7 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1996 Annual Meeting of Stockholders held on October 1, 1996, the Company's stockholders elected the Class I Directors to serve for a three-year term expiring at the 1999 Annual Meeting. The tabulation of votes with respect to each nominee for office was:

                     Nominee               For              Withheld
               -------------------      ----------          --------

               Robert H. Allen          50,745,874           504,925
               Robert L. Cox            50,745,712           505,087
               Paul S. Walsh            50,744,494           506,305
               Peter S. Willmott        50,747,477           503,322

     The stockholders also ratified the Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ended May 31, 1997 by a vote of 51,111,700 to 69,169 with 70,280 abstentions and broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     11.1      Statement re Computation of Earnings Per Share.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re Unaudited Interim Financial Statements.

(b)  Reports on Form 8-K.

     During the quarter ended August 31, 1996, the Registrant filed three Current Reports on Form 8-K. The first report was dated June 5, 1996 and filed under Item 7, Financial Statements and Exhibits. The report contained documents relating to 1996 Pass Through Certificates, Series A1 and A2.

     The second report was dated June 7, 1996 and filed under Item 5, Other Events and reported the filing of a class-action lawsuit against the Company.

     The third report was dated August 16, 1996 and filed under Item 5, Other Events and reported the filing of a class-action lawsuit against the Company.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FEDERAL EXPRESS CORPORATION
                                                (Registrant)



Date:     October 9, 1996                   /s/ JAMES S. HUDSON
                                        ------------------------------
                                        JAMES S. HUDSON
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
-------   ----------------------
11.1      Statement re Computation of Earnings Per Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

15.1      Letter re Unaudited Interim Financial Statements.