Form 10-Q
period 1996-11-30
FEDERAL EXPRESS CORP
filed 1997-01-14
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1996, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______ .


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock               Outstanding Shares at December 31, 1996
Common Stock, par value $.10 per share                 114,075,223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                     PAGE

Condensed Consolidated Balance Sheets
     November 30, 1996 and May 31, 1996. . . . . . . . . . . . .     3-4

Condensed Consolidated Statements of Income
     Three and Six Months Ended November 30, 1996 and 1995 . . .       5

Condensed Consolidated Statements of Cash Flows
     Six Months Ended November 30, 1996 and 1995 . . . . . . . .       6

Notes to Condensed Consolidated Financial Statements . . . . . .    7-10

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants . . . . . . . . . . . . .      11

Report of Independent Public Accountants . . . . . . . . . . . .      12

Management's Discussion and Analysis of Results of Operations
     and Financial Condition . . . . . . . . . . . . . . . . . .   13-17



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   18-19


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . .     E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS

                                                            November 30,
                                                                 1996       May 31,
                                                            (Unaudited)      1996
                                                            ------------  -----------
                                                                 (In thousands)

Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . .      $   111,693   $    93,419
   Receivables, less allowance for doubtful accounts
      of $32,714,000 and $30,809,000 . . . . . . . . .        1,398,812     1,271,599
   Spare parts, supplies and fuel. . . . . . . . . . .          246,589       222,110
   Deferred income taxes . . . . . . . . . . . . . . .          111,476        92,606
   Prepaid expenses and other. . . . . . . . . . . . .           40,721        48,527
                                                            -----------   -----------

         Total current assets. . . . . . . . . . . . .        1,909,291     1,728,261
                                                            -----------   -----------



Property and Equipment, at Cost (Note 6) . . . . . . .        9,263,292     8,678,517
   Less accumulated depreciation and amortization. . .        4,879,656     4,561,916
                                                            -----------   -----------
         Net property and equipment. . . . . . . . . .        4,383,636     4,116,601
                                                            -----------   -----------

Other Assets:
   Goodwill    . . . . . . . . . . . . . . . . . . . .          372,892       380,748
   Equipment deposits and other assets (Note 6). . . .          416,633       473,361
                                                            -----------   -----------

         Total other assets. . . . . . . . . . . . . .          789,525       854,109
                                                            -----------   -----------


                                                            $ 7,082,452   $ 6,698,971
                                                            -----------   -----------
                                                            -----------   -----------


   See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT



                                                            November 30,
                                                                1996       May 31,
                                                            (Unaudited)     1996
                                                           ------------- ----------
                                                                 (In thousands)

Current Liabilities:
   Current portion of long-term debt (Note 3). . . . .     $    10,036   $     8,009
   Accounts payable. . . . . . . . . . . . . . . . . .         772,876       705,532
   Accrued expenses (Note 2) . . . . . . . . . . . . .         955,257       904,856
                                                           -----------   -----------

          Total current liabilities. . . . . . . . . .       1,738,169     1,618,397
                                                           -----------   -----------

Long-Term Debt, Less Current Portion (Note 3). . . . .       1,331,087     1,325,277
                                                           -----------   -----------

Deferred Income Taxes. . . . . . . . . . . . . . . . .          97,478        64,034
                                                           -----------   -----------

Other Liabilities. . . . . . . . . . . . . . . . . . .       1,163,828     1,115,124
                                                           -----------   -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
   Common Stock, $.10 par value;
       200,000,000 shares authorized; 114,005,626 and
       56,885,125 shares issued. . . . . . . . . . . .           11,401        5,689
   Other       . . . . . . . . . . . . . . . . . . . .        2,740,489    2,570,450
                                                            -----------  -----------

          Total common stockholders' investment. . . .       2,751,890     2,576,139
                                                           -----------   -----------

                                                           $ 7,082,452   $ 6,698,971
                                                           -----------   -----------
                                                           -----------   -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                Three Months Ended            Six Months Ended
                                                   November 30,                 November 30,
                                             -----------------------     -------------------------
                                                1996        1995            1996           1995
                                             ----------   ----------     ----------     ----------
                                                       (In thousands, except per share amounts)

Revenues                                     $2,852,369   $2,547,012     $5,544,681     $5,000,406
                                             ----------   ----------     ----------     ----------
Operating Expenses:
     Salaries and employee benefits           1,247,211    1,121,047      2,478,634      2,268,573
     Rentals and landing fees                   267,209      236,770        520,577        459,977
     Depreciation and amortization              190,963      178,674        381,172        352,795
     Fuel                                       174,453      143,256        328,000        269,632
     Maintenance and repairs                    188,445      162,063        369,864        286,638
     Other                                      599,161      534,297      1,151,589      1,042,656
                                             ----------   ----------     ----------     ----------
                                              2,667,442    2,376,107      5,229,836      4,680,271
                                             ----------   ----------     ----------     ----------


Operating Income                                184,927      170,905        314,845        320,135

                                             ----------   ----------     ----------     ----------

Other Income (Expense):
     Interest, net                              (24,074)     (24,175)       (45,833)       (48,020)
     Other, net                                  19,525        8,222         19,105         12,723
                                             ----------   ----------     ----------     ----------
                                                 (4,549)     (15,953)       (26,728)       (35,297)
                                             ----------   ----------     ----------     ----------

Income Before Income Taxes                      180,378      154,952        288,117        284,838

Income Tax Provision                             76,661       65,081        122,450        119,633
                                             ----------   ----------     ----------     ----------

Net Income                                   $  103,717   $   89,871     $  165,667     $  165,205
                                             ----------   ----------     ----------     ----------
                                             ----------   ----------     ----------     ----------

Earnings per Share                           $      .90   $      .78     $     1.44     $     1.45
                                             ----------   ----------     ----------     ----------
                                             ----------   ----------     ----------     ----------

Common and Common Equivalent
     Shares (Note 5)                            115,132      114,520        115,033        113,948
                                             ----------   ----------     ----------     ----------
                                             ----------   ----------     ----------     ----------



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                   Six Months Ended
                                                                     November 30,
                                                           --------------------------------
                                                              1996                  1995
                                                           -----------          -----------
                                                                    (In thousands)

Net Cash Provided by Operating Activities. . . . .         $   548,701          $   425,495
                                                           -----------          -----------

Investing Activities:
   Purchases of property and equipment, including
      deposits on aircraft of $18,894,000 and
      $49,453,000. . . . . . . . . . . . . . . . .            (739,781)            (689,278)
   Proceeds from disposition of property
      and equipment:
         Sale-leaseback transactions . . . . . . .              80,400                    -
         Reimbursements of A300 deposits . . . . .              63,039               80,820
         Other dispositions. . . . . . . . . . . .              27,054               24,790
   Other, net. . . . . . . . . . . . . . . . . . .              25,231              (34,204)
                                                           -----------          -----------
Net cash used in investing activities. . . . . . .            (544,057)            (617,872)
                                                           -----------          -----------

Financing Activities:
   Proceeds from debt issuances. . . . . . . . . .              15,497               17,298
   Principal payments on debt. . . . . . . . . . .              (7,678)             (80,505)
   Proceeds from stock issuances . . . . . . . . .               6,123               25,427
   Other, net. . . . . . . . . . . . . . . . . . .                (312)             (12,244)
                                                           -----------          -----------
Net cash provided by (used in)
   financing activities. . . . . . . . . . . . . .              13,630              (50,024)
                                                           -----------          -----------

Net increase (decrease) in cash
   and cash equivalents. . . . . . . . . . . . . .              18,274             (242,401)
Cash and cash equivalents at beginning of period .              93,419              357,548
                                                           -----------          -----------

Cash and cash equivalents at end of period . . . .         $   111,693          $   115,147
                                                           -----------          -----------
                                                           -----------          -----------

Cash payments for:
   Interest (net of capitalized interest). . . . .         $    45,481          $    49,753
                                                           -----------          -----------
                                                           -----------          -----------
   Income taxes. . . . . . . . . . . . . . . . . .         $   101,662          $    71,135
                                                           -----------          -----------
                                                           -----------          -----------


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


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of November 30, 1996, the consolidated results of their operations for the three- and six-month periods ended November 30, 1996 and 1995, and their consolidated cash flows for the six-month periods ended November 30, 1996 and 1995. Operating results for the three- and six-month periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                       November 30,
                                           1996           May 31,
                                        (Unaudited)        1996
                                       ------------      --------
                                             (In thousands)

   Compensated absences. . . . . .       $222,489        $211,499
   Insurance . . . . . . . . . . .        207,936         194,209
   Taxes other than income taxes .        145,749         153,905
   Salaries. . . . . . . . . . . .        108,582          78,384
   Employee benefits . . . . . . .         97,997         111,912
   Aircraft overhaul . . . . . . .         78,270          59,343
   Interest. . . . . . . . . . . .         28,192          27,840
   Other . . . . . . . . . . . . .         66,042          67,764
                                         --------        --------

                                         $955,257        $904,856
                                         --------        --------
                                         --------        --------

(3)  LONG-TERM DEBT

                                                      November 30,
                                                          1996          May 31,
                                                       (Unaudited)       1996
                                                      ------------      -------
                                                            (In thousands)

     Unsecured notes payable, interest rates of
          6.25% to 10.57%, due through 2013. . . . . . $  928,299     $  934,181
     Unsecured sinking fund debentures, interest
          rate of 9.63%, due through 2020  . . . . . .     98,426         98,392
     Commercial paper, effective rate of 6.08% . . . .     15,497              -
     Capital lease obligations and tax exempt bonds,
          due through 2017, interest rates of
          6.75% to 8.30% . . . . . . . . . . . . . . .    255,100        255,100
          Less bond reserves . . . . . . . . . . . . .     11,096         11,096
                                                       ----------     ----------
                                                          244,004        244,004
     Other debt, interest rates of 9.68% to 9.98%  . .     54,897         56,709
                                                       ----------     ----------
                                                        1,341,123      1,333,286
          Less current portion . . . . . . . . . . . .     10,036          8,009
                                                       ----------     ----------
                                                       $1,331,087     $1,325,277
                                                       ----------     ----------
                                                       ----------     ----------


     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, of which $984,500,000 was available at November 30, 1996. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of November 30, 1996, none of these shares were issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the six-month period ended November 30, 1996, 243,376 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $15.28 to $39.94 per share. During the same period, the Company acquired 8,000 shares of its common stock at a cost of $38.96 per share.

     On October 1, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, which was paid on November 4, 1996 to stockholders of record on October 15, 1996. All share and per share amounts have been adjusted to reflect the stock split.

(6)  COMMITMENTS

     As of November 30, 1996, the Company's purchase commitments for the remainder of 1997 and annually thereafter under various contracts are as follows (in thousands):

                                  Aircraft-
                        Aircraft  Related(1) Other(2)   Total
                        --------  ---------- --------  --------
     1997 (remainder)   $127,600   $ 85,500  $333,600  $546,700
     1998                504,600    208,400    69,900   782,900
     1999                404,600    182,000    15,600   602,200
     2000                342,200    380,300         -   722,500
     2001                218,000    205,300         -   423,300

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 17 Airbus A300, six Airbus A310 and nine MD11s to be delivered through 2001. Deposits and progress payments of $142,457,000 have been made toward these purchases. The Company may be required to purchase seven additional MD11s for delivery beginning no later than 2000 under a put option agreement.

     During the second quarter, the Company entered into agreements with two airlines to acquire 50 DC10 aircraft, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft will begin in 1997 and continue through 2001. Additionally, these airlines may exercise put options up to December 31, 2003, requiring the Company to purchase up to 29 additional DC10s along with additional aircraft engines and equipment.

     During the six-month period ended November 30, 1996, the Company acquired three Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1996. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1996 for the three Airbus A300s, three additional MD11s acquired by operating lease and one MD11 purchased, sold and leased back are as follows (in thousands):


                         1997           $ 29,100
                         1998             48,700
                         1999             48,600
                         2000             48,600
                         2001             49,700
                         Thereafter      483,000

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

     On August 16, 1996, a fourth class-action lawsuit was filed against the Company in the Circuit Court of Greene County, Alabama. The allegations in this case are substantially similar to the allegations in the first three lawsuits. Like the first three cases, the plaintiffs seek certification as a class action, damages and an award of attorneys fees and costs. In addition, the plaintiffs in the Alabama case also seek punitive damages against the Company and prejudgment interest. A conditional order granting nationwide class-action status has been issued by the Circuit Court in the Alabama case. The Company's efforts to consolidate the Alabama case with the Minnesota case were unsuccessful and the case remains in the Alabama Circuit Court.

     The Company intends to vigorously defend itself in these cases. No amount has been reserved for these contingencies.

     On August 20, 1996, President Clinton signed legislation reenacting the 6.25% federal excise tax on the transportation of property shipped by air effective August 27, 1996. The tax expired on December 31, 1996.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS



     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1996, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six-month periods ended
November 30, 1996 and 1995, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1996 and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





Memphis, Tennessee,
December 12, 1996

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the three months ended November 30, 1996, the Company recorded net income of $104 million ($.90 per share) on revenues of $2.9 billion compared with net income of $90 million ($.78 per share) on revenues of $2.5 billion for the same period in the prior year. For the six months ended November 30, 1996, the Company recorded net income of $166 million ($1.44 per share) on revenues of $5.5 billion compared with net income of $165 million ($1.45 per share) on revenues of $5.0 billion for the same period in the prior year. Operating profits for the second quarter and year-to-date periods continue to reflect increased maintenance and repairs expense, higher jet fuel prices and the effects of a soft international airfreight market.


Revenues

     The following table shows a comparison of revenues (in millions):

                                              Three Months                         Six Months
                                                  Ended                               Ended
                                              November 30,                         November 30,
                                           ------------------      Percent      ------------------    Percent
                                            1996        1995       Change        1996        1995      Change
                                           -------      -----      -------      -------     ------    -------
U.S. domestic express. . . . . . . . . .    $1,970     $1,779       +11 %        $3,878     $3,514     +10 %

International Priority (IP). . . . . . .       585        496       +18           1,126        965     +17
International Express Freight
     (IXF) and Airport-to-Airport
     (ATA) . . . . . . . . . . . . . . .       162         159      + 2             299        304     - 1
Charter, Logistics services
     and other . . . . . . . . . . . . .       135         113      +19             242        217     +11
                                            ------      ------                   ------     ------
                                            $2,852      $2,547      +12          $5,545     $5,000     +11
                                            ------      ------                   ------     ------
                                            ------      ------                   ------     ------

     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):

                                              Three Months                         Six Months
                                                  Ended                               Ended
                                              November 30,                         November 30,
                                           ------------------      Percent      ------------------    Percent
                                            1996        1995       Change        1996        1995      Change
                                           -------      -----      -------      -------     ------    -------
U.S. domestic express:
     Average daily packages. . . . . . .    2,485       2,224       +12 %         2,390      2,164      +10 %
     Revenue per package . . . . . . . .   $12.58      $12.70       - 1          $12.78     $12.69      + 1

IP:
     Average daily packages. . . . . . .      225         192       +17             217        185      +17
     Revenue per package . . . . . . . .   $41.28      $40.94       + 1          $40.84     $40.70       --

IXF/ATA:
     Average daily pounds. . . . . . . .    2,746       2,429       +13           2,541      2,229      +14
     Revenue per pound . . . . . . . . .   $  .94      $ 1.04       -10          $  .93     $ 1.06      -12

     During the second quarter, U.S. domestic express revenue per package (yield) declined following three consecutive quarters of year-over-year increases. The second quarter yield decline is due to increased volume growth in the Company's higher-volume but lower-yielding services. Also, during the quarter the Company reduced prices on its FedEx 2Day service. Mitigating the decline were continuing yield-management actions, including systematic review and revision of customer pricing and discounts and an increase in the list price for FedEx Standard Overnight service in April 1996. Management plans to more aggressively pursue its yield-management program during 1997 with the goal of ensuring an appropriate balance between revenues generated and the cost of providing express services. Management believes that U.S. domestic yields will decline slightly during the remainder of 1997. Actual results may vary depending on the impact of a planned temporary fuel surcharge (discussed below), competitive pricing changes, customer responses to yield management initiatives and changing customer demand patterns.

     The expiration of the air transportation excise tax on December 31, 1995, contributed $28 million and 1% to U.S. domestic revenues and yields, respectively, during the year-to-date period. The excise tax was reenacted by Congress effective August 27, 1996, but expired on December 31, 1996. The Company will benefit from such expiration until Congress reenacts the tax.

     The Company's IP revenues and volumes continued to experience strong growth during the quarter and year-to-date periods. Yields increased slightly during the quarter and remained essentially flat for the year-to-date period compared to the same periods of the prior year. Management expects these trends to continue through the remainder of 1997. Actual IP results will depend on the impact of a planned temporary fuel surcharge, international economic conditions, actions by the Company's competitors in key IP markets, and regulatory conditions for international aviation rights.

     The Company's airfreight volumes increased year-over-year, while yields experienced a significant year-over-year decline. IXF volumes (a space-confirmed, time-definite service) increased 26% and 27% for the quarter and year-to-date periods, respectively, but yields declined 12% and 15% for these same periods, respectively. ATA volumes (a lower-priced, space-available service) decreased 4% and 1% for the quarter and year-to-date periods, respectively. Yields were lower by 12% and 15% for these same periods, respectively. Excess market capacity continues to exert downward pressure on airfreight yields. Management expects airfreight yields to continue to decline, year-over-year, through the balance of the fiscal year. Actual results, however, will depend on the impact of a temporary fuel surcharge, international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.


Operating Expenses

     Salaries and employee benefits increased 11% and 9% for the quarter and year-to-date periods, respectively. These increases are a result of volume-related growth and increased provisions under the Company's performance-based, incentive compensation plans.

     Rentals and landing fees increased 13% for the quarter and year-to-date periods. These increases are primarily due to additional leased aircraft in the Company's fleet. As of November 30, 1996, the Company had 78 wide-bodied aircraft under operating lease compared with 66 as of November 30, 1995. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1997 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense increased 22% for the quarter and year-to-date periods due to increases in average jet fuel price per gallon (17% and 15% for the quarter and year-to-date periods, respectively) and gallons consumed (5% and 8% for the quarter and year-to-date periods, respectively). The increase in fuel prices accounted for approximately $25 million of the second quarter's $31 million year-over-year increase. Offsetting a portion of the second quarter's increase in fuel expense were payments received under contracts which limit the Company's exposure to fluctuations in jet fuel prices. The increases in average price per gallon are due to higher jet fuel prices and the 4.3 cents per gallon excise tax on aviation fuel used domestically, which became effective October 1, 1995.

     In an effort to mitigate the impact of the recent increases in jet fuel prices, the Company implemented fuel surcharges on airfreight shipments, effective December 1, 1996, for shipments out of Europe. Additionally, the Company implemented fuel surcharges, effective December 15, for airfreight shipments originating in the U.S., Latin America and selected Asian countries, except those to the People's Republic of China and Hong Kong. The Company plans to implement a temporary two percent fuel surcharge, effective February 3, 1997, on U.S. domestic shipments except FedEx Same Day service and including Puerto Rico. This surcharge will also apply to all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong.

     Maintenance and repairs expense increased 16% and 29% for the quarter and year-to-date periods, respectively. The current quarter increase is due primarily to higher year-over-year engine maintenance on MD11 and A310 aircraft. Partially contributing to the large year-to-date percentage increase was the unusually low level of expense incurred in the first quarter of 1996. The above increases are consistent with that of recent past periods and with management's expectations for the remainder of 1997. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the Company's increasing fleet size and variety of aircraft types.


Operating Income

     The Company's consolidated operating income increased 8% for the quarter ended November 30, 1996, from the prior year while year-to-date consolidated operating income decreased 2% compared with the prior year.

     U.S. domestic operating income was $141 million and $267 million for the quarter and year-to-date periods, respectively. Prior year amounts were $137 million and $263 million for these same periods, respectively. Volume growth for the quarter and year-to-date periods (12% and 10%, respectively) was offset by essentially unchanged yields (down 1% for the quarter and up 1% year-to-date) and increases in cost per package (0.3% and 2% for the quarter and year-to-date periods, respectively). Cost per package increased during these periods due to increases in maintenance and repairs expense, aircraft lease expense and aircraft fuel expense. Increased provisions to the Company's performance-based employee incentive plans also contributed to the quarterly increase. Domestic operating income for the quarter and year-to-date periods also included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter.

Also, sales of aircraft engine noise reduction kits added an incremental
$12 million and $13 million to U.S. domestic operating income for the quarter and year-to-date periods, respectively. U.S. domestic margins were 6.9% and 6.7% for the quarter and year-to-date periods, respectively, compared with 7.6% and 7.3% for these same periods in the prior year.

     The Company's international operating income was $44 million and $48 million for the quarter and year-to-date periods ended November 30, 1996. Prior year amounts for these same periods were $33 million and $57 million, respectively. The increase for the quarter was attributable to strong growth in the Company's IP services mitigated by lower airfreight yields and increases in aircraft fuel expense. The year-to-date decline was attributable to lower airfreight yields, increases in aircraft fuel expense and transportation services by outside vendors. Higher maintenance and repairs expense also contributed to the year-to-date decline in operating income. International operating margins for the quarter and year-to-date periods were 5.4% and 3.1%, respectively, compared with 4.6% and 4.1% for these same periods in the prior year.


Other Income and Expense and Income Taxes

     Other, net for the quarter ended November 30, 1996, includes a $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $112 million at November 30, 1996, and increased $18 million since May 31, 1996. Cash provided from operations was $549 million compared with $425 million for the same period in the prior year. The Company has a $1 billion revolving bank credit facility (of which $985 million was available at November 30, 1996) that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flow from operations, its commercial paper program and the revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

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

     Capital expenditures for the first six months of 1996 totaled $740 million and included six A310s, one MD11, vehicles and ground support equipment and customer automation and computer equipment. In September 1996, the Company sold and leased back an MD11 acquired in May 1996. In comparison, prior year expenditures totaled $689 million and included four Airbus A310s (one of which, along with two purchased in 1995, was subsequently sold and leased back), 18 Cessna 208s, deposits on future Airbus A300s, vehicles and ground support equipment, and customer automation and computer equipment. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     Additional investing activities in the first six months of 1996 included the purchase of an all-cargo route authority between the U.S. and China.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     10.1 Amendment No. 1 dated October 2, 1992 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule
               24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.2 Amendment No. 2 dated August 17, 1994 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.3 Amendment No. 3 dated March 28, 1995 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.4 Amendment No. 4 dated August 30, 1996 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant.
               Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
               24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.5 Amendment No. 1 to Letter Agreement No. 8, dated July 17, 1991, to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.6 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     11.1      Statement re Computation of Earnings Per Share.

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     15.1      Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

     During the quarter ended November 30, 1996, the Registrant filed one Current Report on Form 8-K. The report was dated October 17, 1996 and filed under Item 7, Financial Statements and Exhibits. The report contained documents relating to 1996 Pass Through Certificates, Series B1 and B2.

                                    SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FEDERAL EXPRESS CORPORATION
                                                  (Registrant)



Date:     January 13, 1997                   /s/ JAMES S. HUDSON
                                        ------------------------------
                                        JAMES S. HUDSON
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
-------   ----------------------

10.1 Amendment No. 1 dated October 2, 1992 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.2 Amendment No. 2 dated August 17, 1994 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.3 Amendment No. 3 dated March 28, 1995 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.4 Amendment No. 4 dated August 30, 1996 to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.5 Amendment No. 1 to Letter Agreement No. 8, dated July 17, 1991, to Purchase Agreement dated July 3, 1991 between AVSA and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.6 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and the Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

11.1      Statement re Computation of Earnings Per Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

15.1      Letter re Unaudited Interim Financial Statements.