Form 10-Q/A
period 1996-11-30
FEDERAL EXPRESS CORP
filed 1997-03-31
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    FORM 10-Q/A

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibit is being refiled in connection with a confidential treatment application filed contemporaneously with Federal Express Corporation's (the "Registrant") Quarterly Report on Form 10-Q for the second fiscal quarter ended November 30, 1996.

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




                                        FEDERAL EXPRESS CORPORATION



Date:     March 31, 1997                   /s/ MICHAEL W. HILLARD
                                        ------------------------------
                                        MICHAEL W. HILLARD
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

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