Form 10-Q
period 1997-02-28
FEDERAL EXPRESS CORP
filed 1997-04-11
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1997, OR


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                      Outstanding Shares at March 31, 1997
Common Stock, par value $.10 per share                 114,413,400

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

                                                                          PAGE

Condensed Consolidated Balance Sheets
  February 28, 1997 and May 31, 1996 . . . . . . . . . . . . . . . . .     3-4

Condensed Consolidated Statements of Income
  Three and Nine Months Ended February 28, 1997
   and February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . .       5

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended February 28, 1997 and
   February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .       6

Notes to Condensed Consolidated Financial Statements . . . . . . . . .    7-10

Review of Condensed Consolidated Financial Statements
  by Independent Public Accountants. . . . . . . . . . . . . . . . . .      11

Report of Independent Public Accountants . . . . . . . . . . . . . . .      12

Management's Discussion and Analysis of Results of Operations
  and Financial Condition. . . . . . . . . . . . . . . . . . . . . . .   13-17



                           PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .      18


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                February 28,
                                                                    1997          May 31,
                                                                (Unaudited)        1996
                                                                ------------   -----------
                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . .          $    100,341   $    93,419
  Receivables, less allowance for doubtful accounts
   of $34,373,000 and $30,809,000. . . . . . . . . . .             1,513,033     1,271,599
  Spare parts, supplies and fuel . . . . . . . . . . .               284,568       222,110
  Deferred income taxes. . . . . . . . . . . . . . . .               132,279        92,606
  Prepaid expenses and other . . . . . . . . . . . . .                45,473        48,527
                                                                ------------   -----------
     Total current assets. . . . . . . . . . . . . . .             2,075,694     1,728,261
                                                                ------------   -----------

Property and Equipment, at Cost (Note 6) . . . . . . .             9,474,541     8,678,517
  Less accumulated depreciation and amortization . . .             5,027,534     4,561,916
                                                                ------------   -----------
     Net property and equipment. . . . . . . . . . . .             4,447,007     4,116,601
                                                                ------------   -----------

Other Assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . . .               368,982       380,748
  Equipment deposits and other assets (Note 6) . . . .               470,864       473,361
                                                                ------------   -----------

     Total other assets. . . . . . . . . . . . . . . .               839,846       854,109
                                                                ------------   -----------

                                                                $  7,362,547   $ 6,698,971
                                                                ------------   -----------
                                                                ------------   -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                February 28,
                                                                    1997          May 31,
                                                                (Unaudited)        1996
                                                                ------------   -----------
                                                                       (In thousands)
Current Liabilities:
  Current portion of long-term debt (Note 3) . . . . .          $     11,037   $     8,009
  Accounts payable . . . . . . . . . . . . . . . . . .               832,799       705,532
  Accrued expenses (Note 2). . . . . . . . . . . . . .               884,963       904,856
                                                                ------------   -----------

     Total current liabilities.. . . . . . . . . . . .             1,728,799     1,618,397
                                                                ------------   -----------

Long-Term Debt, Less Current Portion (Note 3). . . . .             1,539,897     1,325,277
                                                                ------------   -----------

Deferred Income Taxes. . . . . . . . . . . . . . . . .               127,075        64,034
                                                                ------------   -----------

Other Liabilities. . . . . . . . . . . . . . . . . . .             1,149,636     1,115,124
                                                                ------------   -----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
  Common Stock, $.10 par value;
   200,000,000 shares authorized; 114,198,825 and
   56,885,125 shares issued. . . . . . . . . . . . . .                11,420         5,689
  Other. . . . . . . . . . . . . . . . . . . . . . . .             2,805,720     2,570,450
                                                                ------------   -----------

     Total common stockholders' investment . . . . . .             2,817,140     2,576,139
                                                                ------------   -----------

                                                                $  7,362,547   $ 6,698,971
                                                                ------------   -----------
                                                                ------------   -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                  ------------------------------    --------------------------
                                                  February 28,      February 29,    February 28,  February 29,
                                                      1997             1996             1997          1996
                                                  ------------      ------------    ------------  ------------
                                                             (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . .             $2,906,819       $2,535,470      $8,451,500    $7,535,876
                                                   ----------       ----------      ----------    ----------
Operating Expenses:
  Salaries and employee benefits . . .              1,298,727        1,164,488       3,777,361     3,433,061
  Rentals and landing fees . . . . . .                277,798          251,077         798,375       711,054
  Depreciation and amortization. . . .                195,751          182,298         576,923       535,093
  Fuel . . . . . . . . . . . . . . . .                189,377          150,377         517,377       420,009
  Maintenance and repairs. . . . . . .                176,524          153,704         546,388       440,342
  Other. . . . . . . . . . . . . . . .                635,715          555,583       1,787,304     1,598,239
                                                   ----------       ----------      ----------    ----------
                                                    2,773,892        2,457,527       8,003,728     7,137,798
                                                   ----------       ----------      ----------    ----------

Operating Income . . . . . . . . . . .                132,927           77,943         447,772       398,078
                                                   ----------       ----------      ----------    ----------

Other Income (Expense):
  Interest, net. . . . . . . . . . . .                (23,018)         (24,871)        (66,052)      (72,891)
  Other, net . . . . . . . . . . . . .                   (365)            (435)         15,941        12,288
                                                   ----------       ----------      ----------    ----------
                                                      (23,383)         (25,306)        (50,111)      (60,603)
                                                   ----------       ----------      ----------    ----------

Income Before Income Taxes . . . . . .                109,544           52,637         397,661       337,475

Income Tax Provision . . . . . . . . .                 46,556           25,481         169,006       145,114
                                                   ----------       ----------      ----------    ----------

Net Income . . . . . . . . . . . . . .             $   62,988       $   27,156      $  228,655    $  192,361
                                                   ----------       ----------      ----------    ----------
                                                   ----------       ----------      ----------    ----------

Earnings per Share . . . . . . . . . .             $      .54       $      .24      $     1.98    $     1.69
                                                   ----------       ----------      ----------    ----------
                                                   ----------       ----------      ----------    ----------
Common and Common Equivalent
  Shares . . . . . . . . . . . . . . .                115,849          114,515         115,305       114,137
                                                   ----------       ----------      ----------    ----------
                                                   ----------       ----------      ----------    ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                          February 28,February 29,
                                                         --------------------------
                                                            1997           1996
                                                         -----------    -----------
                                                               (In thousands)
Net Cash Provided by Operating Activities. . . . . .     $   610,242    $   596,176
                                                         -----------    -----------
Investing Activities:
  Purchases of property and equipment, including
   deposits on aircraft of $25,007,000 and
   $59,272,000 . . . . . . . . . . . . . . . . . . .      (1,111,085)    (1,002,699)
  Proceeds from disposition of property
   and equipment:
     Sale-leaseback transactions . . . . . . . . . .         162,400         95,000
     Reimbursements of A300 deposits . . . . . . . .          63,039        101,833
     Other dispositions. . . . . . . . . . . . . . .          27,838         25,395
  Other, net . . . . . . . . . . . . . . . . . . . .          25,359        (15,339)
                                                         -----------    -----------
Net cash used in investing activities. . . . . . . .        (832,449)      (795,810)
                                                         -----------    -----------

Financing Activities:
  Proceeds from debt issuances . . . . . . . . . . .         225,752         17,298
  Principal payments on debt . . . . . . . . . . . .          (7,761)       (89,065)
  Proceeds from stock issuances. . . . . . . . . . .          11,450         30,052
  Other, net . . . . . . . . . . . . . . . . . . . .            (312)       (12,244)
                                                         -----------    -----------
Net cash provided by (used in)
  financing activities . . . . . . . . . . . . . . .         229,129        (53,959)
                                                         -----------    -----------

Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . . . .           6,922       (253,593)
Cash and cash equivalents at beginning of period . .          93,419        357,548
                                                         -----------    -----------
Cash and cash equivalents at end of period . . . . .     $   100,341    $   103,955
                                                         -----------    -----------
                                                         -----------    -----------
Cash payments for:
  Interest (net of capitalized interest) . . . . . .     $    54,320    $    61,704
                                                         -----------    -----------
                                                         -----------    -----------
  Income taxes . . . . . . . . . . . . . . . . . . .     $   145,669    $   134,080
                                                         -----------    -----------
                                                         -----------    -----------
Non-cash investing and financing activities:
  Fair value of assets surrendered under
   exchange agreements (with two airlines) . . . . .     $    32,841    $         -
  Fair value of assets acquired under
   exchange agreements . . . . . . . . . . . . . . .          25,314              -
                                                         -----------    -----------
  Fair value of assets to be received under
   exchange agreements . . . . . . . . . . . . . . .     $     7,527    $         -
                                                         -----------    -----------
                                                         -----------    -----------

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of February 28, 1997, the consolidated results of their operations for the three- and nine-month periods ended February 28, 1997 and February 29, 1996, and their consolidated cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996. Operating results for the three- and nine-month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES

                                                      February 28,
                                                          1997       May 31,
                                                      (Unaudited)     1996
                                                      -----------   ---------
                                                          (In thousands)
     Compensated absences. . . . . . . . . . . . .     $227,947     $211,499
     Insurance . . . . . . . . . . . . . . . . . .      212,583      194,209
     Taxes other than income taxes . . . . . . . .      120,537      153,905
     Salaries. . . . . . . . . . . . . . . . . . .       81,387       78,384
     Employee benefits . . . . . . . . . . . . . .       62,540      111,912
     Aircraft overhaul . . . . . . . . . . . . . .       73,020       59,343
     Interest. . . . . . . . . . . . . . . . . . .       43,506       27,840
     Other . . . . . . . . . . . . . . . . . . . .       63,443       67,764
                                                       --------     --------
                                                       $884,963     $904,856
                                                       --------     --------
                                                       --------     --------

(3)  LONG-TERM DEBT

                                                             February 28,
                                                                 1997         May 31,
                                                             (Unaudited)       1996
                                                             -----------    ----------
                                                                  (In thousands)
   Unsecured notes payable, interest rates of
     6.25% to 10.57%, due through 2013 . . . . . . . . .     $  928,412     $  934,181
   Unsecured sinking fund debentures, interest
     rate of 9.63%, due through 2020 . . . . . . . . . .         98,443         98,392
   Commercial paper, effective interest
     rate of 5.46% . . . . . . . . . . . . . . . . . . .        225,753              -
   Capital lease obligations and tax exempt bonds,
     due through 2017, interest rates of
     6.75% to 8.30%. . . . . . . . . . . . . . . . . . .        255,100        255,100
     Less bond reserves. . . . . . . . . . . . . . . . .         11,096         11,096
                                                             ----------     ----------
                                                                244,004        244,004
   Other debt, interest rates of 9.68% to 9.98%. . . . .         54,322         56,709
                                                             ----------     ----------
                                                              1,550,934      1,333,286
     Less current portion. . . . . . . . . . . . . . . .         11,037          8,009
                                                             ----------     ----------
                                                             $1,539,897     $1,325,277
                                                             ----------     ----------
                                                             ----------     ----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, of which $774,247,000 was available at February 28, 1997. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of February 28, 1997, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the nine-month period ended February 28, 1997, 630,482 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $15.28 to $44.63 per share. During the same period, the Company acquired 26,000 shares of its common stock at a cost of $42.88 per share.

     On October 1, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, which was paid on November 4, 1996 to stockholders of record on October 15, 1996. All share and per share amounts have been adjusted to reflect the stock split.

(6)  COMMITMENTS

     As of February 28, 1997, the Company's purchase commitments for the remainder of 1997 and annually thereafter under various contracts are as follows (in thousands):

                                        Aircraft-
                           Aircraft     Related(1)        Other(2)       Total
                           --------     -----------       --------      --------
     1997 (remainder)      $ 16,600        $116,200       $169,200      $302,000
     1998                   504,400         221,000        151,200       876,600
     1999                   406,100         124,700         54,100       584,900
     2000                   369,500         354,800         13,300       737,600
     2001                   278,000         162,100              -       440,100

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 17 Airbus A300s, three Airbus A310s, eight MD11s and 50 Ayers ALM 200s to be delivered through 2002. Deposits and progress payments of $145,721,000 have been made toward these purchases. The Company may be required to purchase seven additional MD11s for delivery beginning no later than 2000 under a put option agreement.

     The Company has entered into agreements with two airlines to acquire 50 DC10 aircraft, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 29 additional DC10s along with additional aircraft engines and equipment.

     During the nine-month period ended February 28, 1997, the Company acquired three Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1996. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1996 for the three Airbus A300s, three additional MD11s acquired by operating lease and two MD11s purchased (in 1996 and 1997), sold and leased back are as follows (in thousands):

                           1997           $ 29,600
                           1998             55,100
                           1999             54,700
                           2000             54,600
                           2001             55,700
                           Thereafter      594,400

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

     On August 16, 1996, a fourth class-action lawsuit was filed against the Company in the Circuit Court of Greene County, Alabama. The allegations in this case are substantially similar to the allegations in the first three lawsuits. Like the first three cases, the plaintiffs seek certification as a class action, damages and an award of attorneys fees and costs. In addition, the plaintiffs in the Alabama case also seek punitive damages against the Company and prejudgment interest. A conditional order granting nationwide class-action status has been issued by the Circuit Court in the Alabama case. The
Company's first effort in September to consolidate the Alabama case with the Minnesota cases in federal court was unsuccessful. In April, the Company removed the Alabama case to the United States District Court for the Northern District of Alabama. The plaintiffs have filed a motion opposing this removal and are seeking to remand the case back to the Alabama Circuit Court.

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

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS







  Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1997, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 1997 and February 29, 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of February 28, 1997 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 1997 and February 29, 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

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





Memphis, Tennessee,
March 13, 1997

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

     For the three months ended February 28, 1997, the Company recorded net income of $63 million ($.54 per share) on revenues of $2.9 billion compared with net income of $27 million ($.24 per share) on revenues of $2.5 billion for the same period in the prior year. For the nine months ended February 28, 1997, the Company recorded net income of $229 million ($1.98 per share) on revenues of $8.5 billion compared with net income of $192 million ($1.69 per share) on revenues of $7.5 billion for the same period in the prior year.
 Operating results improved, reflecting strong express package volume growth, stable express revenue per package (yield), increased international airfreight pounds at slightly lower yields and less severe winter weather, partially offset by higher jet fuel prices and increased maintenance and repairs expense.

Revenues

     The following table shows a comparison of revenues (in millions):

                                       Three Months Ended                          Nine Months Ended
                                   ---------------------------               ----------------------------
                                   February 28,   February 29,   Percent     February 28,    February 29,    Percent
                                       1997           1996        Change         1997            1996         Change
                                   ------------   ------------   -------     ------------    ------------    -------
U.S. domestic express . . . . . .     $2,062        $1,822         +13 %        $5,940          $5,337        +11 %

International Priority (IP) . . .        586           490         +20           1,712           1,455        +18

International Express Freight
 (IXF) and Airport-to-
 Airport (ATA). . . . . . . . . .        150           117         +29             450             420        + 7

Charter, Logistics services
 and other. . . . . . . . . . . .        109           106         + 2             350             324        + 8
                                      ------        ------                      ------          ------
                                      $2,907        $2,535         +15          $8,452          $7,536        +12
                                      ------        ------                      ------          ------
                                      ------        ------                      ------          ------


     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):

                                        Three Months Ended                          Nine Months Ended
                                    ---------------------------               ----------------------------
                                    February 28,   February 29,   Percent     February 28,    February 29,   Percent
                                        1997           1996        Change         1997            1996       Change
                                    ------------   ------------   -------     ------------    ------------   -------
U.S. domestic express:
   Average daily  packages. . . .       2,623         2,328         +13 %         2,467           2,218        +11 %
   Revenue per package. . . . . .      $12.48        $12.42          --          $12.67          $12.60        + 1

IP:
   Average daily packages . . . .         226           192         +18             220             187        +17
   Revenue per package. . . . . .      $41.22        $40.52         + 2          $40.97          $40.64        + 1

IXF/ATA:
   Average daily pounds . . . . .       2,474         1,912         +29           2,519           2,124        +19
   Revenue per pound. . . . . . .      $  .96        $  .97         - 1          $  .94          $ 1.04        -10

     The Company's U.S. domestic yield increased slightly for the quarter and year-to-date periods including the benefit from the expiration of the air transportation excise tax and the implementation of a temporary two percent fuel surcharge (discussed below). Excluding these factors, yields remained constant due to the effects of continuing yield-management actions, including systematic review and revision of customer pricing and discounts, an increase in the list price for FedEx Standard Overnight service in April 1996 and improved average weight per package. Strong growth in the Company's lower-yielding products and a reduction in the price for FedEx 2Day service negatively impacted yields. Management plans to aggressively pursue its yield-management program during 1997 with the goal of ensuring an appropriate balance between revenues generated and the cost of providing express services. Management believes that U.S. domestic yields should remain stable year over year during the remainder of 1997. Actual results may vary depending on the impact of a temporary fuel surcharge, competitive pricing changes, including distance-based pricing, customer responses to yield management initiatives and changing customer demand patterns.

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. This expiration relieved the Company of its obligation to pay the tax for these periods. The expiration of the tax contributed $21 million and $49 million to U.S. domestic revenues during the current quarter and year-to-date periods, respectively, and 1% to U.S. domestic yields for each of these same periods. In the prior year's third quarter, the expiration of the excise tax added $19 million and 1% to U.S. domestic revenues and yields, respectively.
The excise tax was reenacted by Congress effective March 7, 1997, and is scheduled to expire again on September 30, 1997.

     The Company's IP revenues and volumes continued to experience strong growth during the quarter and year-to-date periods. Yields increased during the quarter and year-to-date periods compared to the same periods of the prior year. Management expects these trends to continue through the remainder of 1997. Actual IP results will depend on the impact of a temporary fuel surcharge, international economic conditions, actions by the Company's competitors in key IP markets, and regulatory conditions for international aviation rights.

     The Company's airfreight volumes increased year-over-year, while yields experienced a year-over-year decline. IXF volumes (a space-confirmed, time-definite service) increased 45% and 32% for the quarter and year-to-date periods, respectively, but yields declined 3% and 11% for these same periods, respectively. ATA volumes (a lower-priced, space-available service) increased 8% and 1% for the quarter and year-to-date periods, respectively. Yields were lower by 1% and 10% for these same periods, respectively. Excess market capacity continues to exert downward pressure on airfreight yields. Management expects airfreight yields to continue to decline, year-over-year, through the balance of the fiscal year. Actual results, however, will depend on the impact of a temporary fuel surcharge, international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.


Operating Expenses

     Salaries and employee benefits increased 12% and 10% for the quarter and year-to-date periods, respectively. These increases are a result of volume-related growth and increased provisions under the Company's performance-based, incentive compensation plans.

     Rentals and landing fees increased 11% and 12% for the quarter and year-to-date periods, respectively. These increases are primarily due to additional leased aircraft in the Company's fleet. As of February 28, 1997, the Company had 79 wide-bodied aircraft under operating lease compared with 71 as of February 29, 1996. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1997 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense increased 26% and 23% for the quarter and year-to-date periods, respectively, due to increases in average jet fuel price per gallon (16% and 15% for the quarter and year-to-date periods, respectively) and gallons consumed (10% and 8% for the quarter and year-to-date periods, respectively). The increase in fuel prices accounted for approximately $27 million of the third quarter's $39 million year-over-year expense increase. The third quarter's increase in fuel expense includes the benefit of payments received under contracts which limit the Company's exposure to fluctuations in jet fuel prices. The increases in average price per gallon were due to higher jet fuel prices. The 4.3 cents per gallon excise tax on aviation fuel used domestically became effective October 1, 1995, and contributed to the year-to-date increase in average price per gallon.

     In order to mitigate the impact of the recent increases in jet fuel prices, the Company implemented fuel surcharges on airfreight shipments, effective December 1, 1996, for shipments out of Europe. Additionally, the Company implemented fuel surcharges, effective December 15, for airfreight shipments originating in the U.S., Latin America and selected Asian countries except those to the People's Republic of China and Hong Kong. The Company also implemented a temporary two percent fuel surcharge, effective February 3, 1997, on U.S. domestic shipments except FedEx Same Day service and including Puerto Rico. This surcharge also applies to all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong.

     Maintenance and repairs expense increased 15% and 24% for the quarter and year-to-date periods, respectively. The increases in the second and third quarters are due primarily to higher year-over-year engine maintenance on MD11 and A310 aircraft. Partially contributing to the large year-to-date percentage increase was the unusually low level of expense incurred in the first quarter of 1996. The above increases are consistent with that of recent past periods and with management's expectations for the remainder of 1997. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the Company's increasing fleet size and variety of aircraft types.


Operating Income

     The Company's consolidated operating income increased 71% and 12% for the quarter and year-to-date periods, respectively, from the prior year.

     U.S. domestic operating income was $99 million and $366 million for the quarter and year-to-date periods, respectively. Prior year amounts were $91 million and $354 million for these same periods, respectively. Volume growth for the quarter and year-to-date periods was 13% and 11%, respectively. Yield increases (0.5% and 1% for the quarter and year-to-date periods, respectively) partially offset by cost per package increases (0.2% and 1% for the quarter and year-to-date periods, respectively) contributed to the increased domestic operating income. Cost per package increased during these periods due to increases in aircraft fuel expense, maintenance and repairs expense, aircraft lease expense and provisions to the Company's performance-based employee incentive plans. Domestic operating income for the year-to-date period included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter and an incremental $10 million from the sales of aircraft engine noise reduction kits. U.S. domestic margins were 4.7% and 6.0% for the quarter and year-to-date periods, respectively, compared with 4.8% and 6.5% for these same periods in the prior year.

     The Company's international operating income was $34 million and $82 million for the quarter and year-to-date periods ended February 28, 1997. Prior year amounts for these same periods were an operating loss of $13 million and operating income of $44 million, respectively. The increases were attributable to strong growth in the Company's IP services and airfreight volumes partially offset by lower airfreight yields and increases in aircraft fuel expense.
Higher maintenance and repairs expense in the current year also impacted the year-to-date operating income. International operating margins for the quarter and year-to-date periods were 4.3% and 3.5%, respectively, compared with -1.9% and 2.2% for these same periods in the prior year.


Other Income and Expense and Income Taxes

     Other, net for the year-to-date period ended February 28, 1997, includes a $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $100 million at February 28, 1997, and increased $7 million since May 31, 1996. Cash provided from operations was $610 million compared with $596 million for the same period in the prior year. The Company has a $1 billion revolving bank credit facility (of which $774 million was available at February 28, 1997) that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. The reduction in the amount available under the credit facility was solely attributable to support for the issuance of commercial paper during the quarter. Management believes that cash flow from operations, its commercial paper program and the revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

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

     Capital expenditures for the first nine months of 1997 totaled $1.1 billion and included nine Airbus A310s, two MD11s (one of which was subsequently sold and leased back), vehicles and ground support equipment and customer automation and computer equipment. In comparison, prior year expenditures totaled $1.0 billion and included five A310s (one of which, along with two purchased in 1995, was subsequently sold and leased back), one MD-11 (which was subsequently sold and leased back), 27 Cessna 208s, deposits on future Airbus A300s, vehicles and ground support equipment, and customer automation and computer equipment. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     Additional investing activities in the first nine months of 1996 included the purchase of an all-cargo route authority between the U.S. and China.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number         Description of Exhibit
     -------        ----------------------
     10.1           Fifteenth Supplemental Lease Agreement dated as
                    of January 1, 1997 between Memphis Shelby County
                    Airport Authority and the Registrant.

     11.1           Statement re Computation of Earnings Per Share.

     12.1           Computation of Ratio of Earnings to Fixed Charges.

     15.1           Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended February 28, 1997.

                                    SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FEDERAL EXPRESS CORPORATION
                                                (Registrant)



Date:     April 11, 1997                     /s/ MICHAEL W. HILLARD
                                        -----------------------------------
                                        MICHAEL W. HILLARD
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-------        ----------------------
10.1           Fifteenth Supplemental Lease Agreement dated as
               of January 1, 1997 between Memphis Shelby County
               Airport Authority and the Registrant.

11.1           Statement re Computation of Earnings Per Share.

12.1           Computation of Ratio of Earnings to Fixed Charges.

15.1           Letter re Unaudited Interim Financial Statements.