Form 10-K
period 1997-05-31
FEDERAL EXPRESS CORP
filed 1997-08-08
CIK 230211

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K
(MARK ONE)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1997.


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO             .                                    ------------------
           -------------

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


         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------- -----------------------------------------
Common Stock, par value $.10 per share         New York Stock Exchange


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of July 31, 1997, 114,998,392 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange) was approximately $6,598,458,347.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1997 are incorporated by reference into Parts II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held September 29, 1997 are incorporated by reference into Part III.

================================================================================

                              TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
                                     PART I

ITEM 1.  Business ............................................................   1
ITEM 2.  Properties ..........................................................  11
ITEM 3.  Legal Proceedings ...................................................  14
ITEM 4.  Submission of Matters to a Vote of Security Holders .................  15

         Executive Officers of the Registrant ................................  16


                                    PART II


ITEM 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters ................................................  19
ITEM 6.  Selected Financial Data .............................................  19
ITEM 7.  Management's Discussion and Analysis ................................  19
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ..........  19
ITEM 8.  Financial Statements and Supplementary Data .........................  19
ITEM 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure .............................  19


                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant .................  20
ITEM 11.  Executive Compensation .............................................  20
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management .....  20
ITEM 13.  Certain Relationships and Related Transactions .....................  20


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....  20


                       FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule .....  S-1
SCHEDULE II   Valuation and Qualifying Accounts ..............................  S-2


EXHIBIT INDEX ................................................................  E-1

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

     During fiscal year 1997, the Company continued to expand and improve its global network of aviation, ground and information links between the major trading centers of the Americas, Europe and Asia. In Europe, the Company announced plans to open a European sorting hub at the Charles de Gaulle Airport in Paris and launched international flight operations in Moscow, becoming the only U.S. express carrier to operate its own aircraft and customs warehousing in the Moscow market. In Asia, the Company increased its weekly flights serving the People's Republic of China from two to four, expanded from 60 to 85 the number of Chinese cities served and began construction of a transshipment center at the CKS International Airport in Taiwan. In the Americas, the Company purchased three cargo routes between the U.S. and Argentina and increased flights to Brazil.

     In November 1996, the Company improved FedEx International Priority(R) to a 10:30 a.m. second business day delivery service from the U.S. to more than a dozen European commercial centers. In July 1997, FedEx Express Saver(R) was introduced for shipments up to 150 pounds with delivery within three business days by 4:30 p.m. (7:00 p.m. for residential deliveries).

     On July 1, 1997, the Company implemented distance-based pricing for its U.S. express services. Distance-based pricing will allow the Company to better balance the prices charged to customers with the costs of delivery for short-and long-haul shipments. The Company also added new Airbus A300 aircraft during 1997 and introduced new technologies aimed at improving customer satisfaction while reducing the resources required to serve customer needs, including the introduction of new service innovations on the Company's World Wide Web page (fedex.com).

FEDEX SERVICES

     The Company offers four U.S. domestic overnight delivery services: FedEx First Overnight, FedEx Priority Overnight(R), FedEx Standard Overnight(R) and FedEx(R) Overnight Freight. Overnight document and package service extends to virtually the entire United States population and overnight freight service covers all major and most medium-size metropolitan areas. Packages and documents are either picked up from shippers by Company couriers or are dropped off by shippers at Company facilities, FedEx World Service Centers,(R) FedEx(R) Drop Boxes, FedEx ShipSites(R) or FedEx Authorized ShipCenters(R) strategically located throughout the country.

     FedEx First Overnight is a next business day service offering scheduled delivery by 8:00 a.m. to over 90 U.S. cities from anywhere in the United States (except Hawaii) for packages weighing up to 150 pounds. FedEx Priority Overnight, scheduled for delivery in most communities no later than 10:30 a.m. local time the following business day, is designed for packages weighing up to 150 pounds. Also available are Saturday delivery service and Saturday pick-up for delivery the following Monday. FedEx Standard Overnight is similar to, though more economical than, FedEx Priority Overnight with delivery scheduled no later than 3:00 p.m. local time the following business day in most communities. Company-provided packaging (FedEx Letter Envelope, FedEx Pak, FedEx Box, FedEx Tube and FedEx Diagnostic Specimen Envelope) is provided as part of these overnight services. FedEx Overnight Freight is scheduled for delivery by noon or 4:30 p.m. the following business day, depending on the recipient's location, and is designed for individual shipments weighing 151 to 1,500 pounds. Shipments exceeding 1,500 pounds will be accepted if advance approval is obtained.

     Four U.S. domestic deferred services are available for less urgent shipments: FedEx 2Day(R), FedEx 2Day Freight(R), FedEx Express Saver(R) and FedEx Express Saver(R) Freight. FedEx 2Day is designed for packages weighing up to 150 pounds. FedEx 2Day shipments are scheduled for delivery in most communities no later than 4:30 p.m. (7:00 p.m. for residential deliveries) the second business day following pick-up. FedEx 2Day Freight is a time-definite U.S. domestic freight service for individual shipments weighing 151 to 1,500 pounds. Shipments exceeding 1,500 pounds will be accepted if advance approval is obtained. Shipments are scheduled for delivery no later than 4:30 p.m. the second business day in all major and most medium-size metropolitan areas. FedEx Express Saver is for shipments up to 150 pounds with delivery within three business days by 4:30 p.m. (7:00 p.m. for residential deliveries). FedEx Express Saver Freight is a one, two or three business-day, time-definite service, depending on the distance between origin and destination, which offers delivery by 4:30 p.m. to virtually all locations in the continental United States. This is a service for palletized freight, with unlimited total shipment weight.

     U.S. domestic overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. Company employees handle virtually every shipment from origin to destination.

     The Company's Collect On Delivery (C.O.D.) service provides the fastest payment return in the express industry. C.O.D. payments are returned to shippers within one or two business days compared to competitors' services which can take as long as 45 days. Like the Company's other U.S. services, C.O.D. service offers money-back guarantees on timely delivery and on the Company's ability to track and provide the status of any package in its system.

     FedEx SameDay(R) service is for urgent shipments to virtually any U.S. destination. This service is available seven days a week, 24 hours a day, where available, and is designed for packages weighing up to 70 pounds that cannot wait until the next day to be delivered.

     In addition to the services discussed above, the Company offers various international document and package delivery services and international freight services. FedEx International FirstSM is the Company's fastest international service with delivery of import shipments by 8:00 a.m. within one to two business days to more than 90 U.S. cities from 18 business centers around the world. Service is also available from the U.S. to certain key cities in Europe by 8:00 a.m. on the second business day. Customs clearance is provided with this service.

     FedEx International Priority(R) ("IP") is a time-definite door-to-door service for documents and packages weighing up to 150 pounds. Customs clearance is included as part of this service. The broker selection option for IP service permits customers to designate their own customs broker for clearance. Pick-up and delivery are provided from any point in the Company's global network. Delivery is generally scheduled within one to three business days depending on the origin and destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination. In June 1997, the Company introduced the FedEx 10kg Box and

FedEx 25kg Box for IP shipments. IP customers using the FedEx 10kg Box or FedEx 25kg Box can ship up to 22 pounds or 55 pounds, respectively, at a flat rate which varies by destination region.

     FedEx International Priority(R) Freight is an expansion of IP service and is a time-definite door-to-door service for international shipments with individual pieces weighing 151 to 1,500 pounds. Customs clearance is included as part of this service or customers are permitted to designate their own customs broker for clearance where not prohibited by destination country laws. Pick-up and delivery are provided from many points in the Company's U.S. domestic and international network around the world. Delivery is generally scheduled within one to three business days depending on the origin and destination of the shipment and commodity limitations imposed by authorities in the destination country. Size, weight and commodity limitations vary according to destination.

     FedEx International Priority Plus(R) is an overnight service for packages (up to 70 pounds) and documents shipped from New York City to Amsterdam, Brussels, Buenos Aires, Dublin, Frankfurt (documents only), Geneva, London, Madrid (documents only), Milan (documents only), Paris, Rio De Janeiro (documents only), Rome (documents only), Sao Paulo (documents only) and Zurich. IP Plus shipments must be picked up or dropped off in most locations by 3:00 p.m. for delivery the next business day.

     EXPRESSfreighter(R) routing, discussed below, allows overnight service from major locations in Europe and Asia to be scheduled for 10:30 a.m. delivery on the next business day to many United States destinations and to major business centers in Canada and Mexico.

     More economical than IP service, FedEx International Priority DirectDistributionSM is a time-definite service for larger bulk shipments destined to multiple recipients in the United States. Once the bulk shipment arrives and the entire shipment clears customs, the individual packages are separated and delivered to the recipients. Weight and size restrictions are the same as for IP service, with transit time one to two days longer.

     FedEx International Economy(R) is a deferred, door-to-door service for documents and packages weighing up to 150 pounds (total shipment weights are unlimited). This service generally provides customers with less time-sensitive shipments a more cost-effective alternative. The service is available Monday through Friday between the United States and 22 major countries in Asia, Europe, Latin America and the Middle East. The delivery commitment for shipments to and from Canada is two to three business days by 5:00 p.m. For other countries, the delivery commitment is four to five business days by end of the business day. Customs clearance is included in this service and the broker selection option is available in most markets. Shipments to and from Canada and Puerto Rico are supported by the money-back guarantee, but shipments to other destinations are not.

     FedEx International Express Freight(R), a freight service for shipments of nearly any weight, size or shape, is available between major markets in North America, Asia, Australia, Europe and South America. This service, providing scheduled delivery from one to three business days depending on destination, is designed for shippers desiring time-definite, committed delivery with the option of customs clearance provided by the Company. Commodity limitations vary according to destination.

     FedEx International Airport-to-AirportSM is an international airfreight service designed for freight forwarders and agents who do not require a time-definite, committed delivery. Space-available service is offered to and from virtually any airport around the world for airfreight shipments of nearly any weight, size or shape, with arrival at the destination airport from two to four days after tender of the shipment. If the Company's aircraft do not serve the destination airport, another carrier's services are used pursuant to an "interline" agreement or other arrangement with such carrier. Commodity limitations vary according to destination.

     FedEx International MailService(R) provides for the pick-up, transportation and sorting of nondutiable, printed material and certain low-value, dutiable items which are tendered for delivery to postal services throughout the world. Generally, material sent by FedEx International MailService for premium service is delivered to recipients within four to seven days, while receipt of material sent by FedEx International MailService for standard service takes seven to eleven days.

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

     During fiscal 1997, revenues from charter operations accounted for approximately 0.6% of the Company's total revenues and approximately 0.9% and 1.2% of total revenues during fiscal 1996 and 1995, respectively.

LOGISTICS, ELECTRONIC COMMERCE AND CATALOG

     Logistics, Electronic Commerce and Catalog ("LECC"), formerly FedEx Logistics Services, is a division of the Company which offers a full range of global and regional integrated logistics, information and marketing solutions as well as other innovative services. LECC focuses on markets where delivering high-speed, time-definite, information-intensive solutions provide significant customer value. In 1997, LECC further expanded its information systems focus to solutions that enable customers to do business electronically -- ranging from order-entry to after-sales support. The combination of these electronic commerce capabilities and the Company's global transportation and information network will allow the Company's customers to create or redesign their supply chains to reduce cost and improve service to their customers.

     LECC solutions include FedEx VirtualOrderSM, an electronic order entry system, FedEx interNetShipSM, FedEx Ship(R) and FedEx Express Distribution CenterSM facilities and services such as FedEx Repair and Return and FedEx International Priority DirectDistribution. FedEx Express Distribution DepotsSM offering two to four hour delivery in 50 locations and FedEx Express Distribution Centers are part of LECC's inventory management and warehouse service. LECC customers warehouse their time-sensitive goods in the Company's distribution facilities, and the Company in turn accepts and fills customer orders and delivers the goods to the end user through the Company's global transportation network.

     FedEx Repair and Return is a door-to-door, fast cycle repair service where the Company manages the pickup, repair and return of defective computers and other electronics products.

     The FedEx Marketing Alliance Program is an on-line business rewards program that allows FedEx VirtualOrder customers to leverage innovative promotional tactics, electronic commerce tools, research, news services, marketing consultation, support and other vital information to promote their business growth over the Internet.

     LECC has offices and operating locations in Memphis and other key U.S. cities, the United Kingdom, Germany, Belgium, France, the Netherlands, the United Arab Emirates, Israel, Singapore, Hong Kong, the Philippines and Japan to serve its customers globally.

PRICING

     The Company periodically publishes list prices in its Service Guides for the majority of its services. In general during fiscal year 1997, U.S. domestic shipping rates were based on the service selected, weight, size, any ancillary service charge and whether or not the shipment is picked up by a Company courier or dropped off by the customer at a Company location. International rates were based on the type of service provided and vary with size, weight and destination. The Company offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by the Company. In general, the more revenue a particular customer produces, the greater the discount. Of the more than two million current customers of the Company, a significant portion participates in its discount program.

     To more closely align the Company's rates with its transportation costs, the Company introduced distance-based pricing effective July 1, 1997 for U.S. shipments. The new rates are based on the weight and size of shipment, the distance between the shipper and the recipient and the service commitment.

SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ending May 31 (amounts in thousands):


                                     1997          1996         1995
                                     ----          ----         ----
FedEx Priority Overnight          $ 4,485,317   $ 4,170,254  $3,908,837
FedEx Standard Overnight            1,758,462     1,616,538   1,374,440
FedEx  2Day                         1,621,643     1,365,430   1,284,297
U.S. domestic freight services        207,729       132,122     132,672
International priority services     2,351,096     1,996,827   1,679,830
International freight services        604,472       554,143     580,315
Charter                                72,330        92,389     115,062
LECC and other*                       418,701       345,916     316,620
                                  -----------   -----------  ----------
             Total                $11,519,750   $10,273,619  $9,392,073
                                  ===========   ===========  ==========

----------------------------
*Includes revenues generated by the specialized services summarized above under "Logistics, Electronic Commerce and Catalog." Also, includes revenues from sales of aircraft engine noise-reduction kits and non-U.S. intra-country operations.

SEASONALITY OF BUSINESS

     The Company's express package business and international airfreight business are both seasonal in nature. Historically, the U.S. domestic package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. markets, peaks in October and November due to U.S. domestic holiday sales. The latter part of the Company's third fiscal quarter and late summer, being post-winter holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

OPERATIONS

     The Company's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 587 aircraft, approximately 38,500 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites, FedEx Authorized ShipCenters and sophisticated package tracking, billing and communications systems.

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

     The Company's EXPRESSfreighter flights provide faster international service through direct flights between major markets in Asia, Europe and North America. For example, EXPRESSfreighter flights from Hong Kong, Osaka, Singapore, Taipei and Tokyo to the Company's facility in Anchorage and from there to the SuperHub in Memphis allow for next business day delivery by 10:30 a.m. in the United States and to major business centers in Canada, Mexico and the Caribbean. Cargo on EXPRESSfreighter flights bound for Europe is flown for second-day delivery to sixteen European cities. Westbound from Europe, EXPRESSfreighter service is available from Amsterdam, Antwerp, Basel, Brussels, Frankfurt, London, Luxembourg, Milan, Munich, Paris and Zurich for 10:30 a.m.
next-day delivery in most of North America.

     Throughout its worldwide network, the Company operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, the Company operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. The Company has also formed alliances with certain retailers to extend this customer convenience network to over 7,600 drop-off sites in retail stores. In international regions where low package traffic makes the Company's direct presence less economical, Global Service Participants have been selected to complete deliveries.

     The Company has an advanced package tracking and billing system, FedEx COSMOS(R), that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within the Company's system. For international shipments, the Company has developed FedEx ExpressClear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive. The Company has 16 computerized telephone customer service centers in the United States which handle thousands of customer calls daily. In general, the Company's international locations handle customer calls locally.

     The Company provides many of its customers FedEx PowerShip(R) 2, a computer system, which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, the Company offers FedEx PowerShip Plus software, which performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort is an automated shipping system which is automatically updated with the Company's system information, such as routing codes and rates. FedEx PowerShip 3 enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping.

     The Company also offers FedEx Ship software, free of charge, that can be used on a personal computer. FedEx Ship allows customers to generate plain-paper airbills on a laser printer, track shipments, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers. From the Company's World Wide Web page, shippers can retrieve precise details on the status of their shipments any time of day from anywhere in the world. In addition, FedEx interNetShip provides shipment processing capability within the United States on the World Wide Web.

FUEL SUPPLIES AND COSTS

     During fiscal 1997, the Company purchased aviation fuel from various suppliers under contracts which vary in length from 12 to 36 months and which provide for specific amounts of fuel to be delivered. Certain of these contracts extend through May 1999. The fuel represented by these contracts is purchased at market price which may fluctuate daily. Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for the Company's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on the Company.

     The Company has also entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. At May 31, 1997, the Company had contracts with various financial institutions covering a total notional volume of 396.9 million gallons (approximately 54% of the Company's annual jet fuel consumption), with some contracts extending through May 1998. During 1997, the Company received $15,162,000 under jet fuel contracts.

     The following table sets forth the Company's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:


               TOTAL COST    PERCENTAGE OF TOTAL
FISCAL YEAR  (IN THOUSANDS)   OPERATING EXPENSE
-----------  --------------  -------------------
   1997         $557,533           5.2%
   1996          461,401           4.8
   1995          394,225           4.5
   1994          374,561           4.7
   1993          403,597           5.4

     Approximately 25% of the Company's requirement for vehicle fuel is purchased in bulk. The remainder of the Company's requirement is satisfied by retail purchases with various discounts. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

COMPETITION

     The U.S. domestic express market is highly competitive and sensitive to both price and service. Competitors in this market include other express package concerns, principally United Parcel Service and Airborne Express, passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and the United States Postal Service.

     The international express package and freight markets are also highly competitive. Ability to compete effectively internationally depends principally upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. The Company currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables the Company to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. However, many of the Company's competitors in the international market are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than the Company. The Company's principal competitors in the international market are foreign national air carriers, United States passenger airlines and all-cargo airlines and other express package companies including United Parcel Service and DHL.

REGULATION

Air

     Under the Federal Aviation Act of 1958, as amended, both the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over the Company. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. The Company holds various certificates issued by the DOT, authorizing the Company to engage in U.S. domestic and international air transportation of property and mail on a worldwide basis. The Company's international authority permits it to carry cargo and mail from several points in its U.S. domestic route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of the Company to operate its air network in the most efficient manner.

     The FAA's regulatory authority relates primarily to safety and operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of the Company to operate its aircraft in the most efficient manner. The Company holds an operating certificate granted by the FAA pursuant to Part 121 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as the Company maintains its standards of safety and meets the operational requirements of the regulations.

Ground

     The ground transportation performed by the Company is integral to its air transportation services. Prior to January 1996, the Company conducted its interstate motor carrier operations pursuant to common and contract carrier authorities issued by the Interstate Commerce Commission ("ICC"). The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the Department of Transportation.

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

EMPLOYEES

     At July 30, 1997, the Company employed approximately 76,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 22% are employed in Memphis. Employees of the Company's international branches and subsidiaries in the aggregate comprise approximately 12% of all employees. The Company believes its relationship with its employees is excellent.

     In July 1996, the Fedex Pilots Association ("FPA"), an independent collective bargaining organization, filed an application with the NMB seeking an election to determine the collective bargaining representative for the Company's flight crewmembers. That petition was granted and FPA won the election by a margin of 1,589 to 1,133. On October 29, 1996, the NMB certified FPA as the collective bargaining representative for the pilots. Since that time, FPA and the Company have reached four interim agreements. Negotiations toward a comprehensive collective bargaining agreement began in June 1997.

     Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although the Company cannot predict the outcome of these labor activities or their effect on the Company or its employees, if any, the Company is responding to these organization attempts.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

     For information concerning financial results for U.S. domestic and international operations for the three years ended May 31, 1997, 1996 and 1995, refer to Note 10 of Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders, which Note is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Company's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES

     The Company's aircraft fleet at July 1, 1997 consisted of the following:

                                                                   MAXIMUM GROSS
                                                                STRUCTURAL PAYLOAD
DESCRIPTION                                     NUMBER        (POUNDS PER AIRCRAFT)**
-----------                                     ------        ----------------------
McDonnell Douglas MD11                           24*1/               198,500
McDonnell Douglas DC10-30                        22*                 172,000
McDonnell Douglas DC10-10                        27*                 142,000
Airbus A300-600                                  20*                 117,700
Airbus A310-200                                  35*                  74,200
Boeing B727-200                                  95*                  59,500
Boeing B727-100                                  68*                  38,000
Fokker F27-500                                   24                   14,000
Fokker F27-600                                    8                   12,500
Cessna 208B                                     254                    3,500
Cessna 208A                                      10                    3,000
                                                ---
                      Total                     587

-----------------------------
 *23 MD11, 17 DC10-30, four DC10-10, 20 A300, 16 A310, 13 B727-200 and five
B727-100 aircraft are subject to operating leases.

**Maximum gross structural payload includes revenue payload and container weight.

1/One MD11 was destroyed by fire following an accident at Newark International Airport on July 31, 1997.

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

     In addition, the Company "wet leases" approximately 21 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by the Company's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. The Company's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days notice.

     At July 1, 1997, the Company operated approximately 38,500 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS

     At July 1, 1997, the Company was committed under various contracts to purchase 16 Airbus A300, two Airbus A310, seven MD11 and 50 Ayers ALM 200 aircraft to be delivered through 2002. In addition, the Company may be required to purchase seven additional MD11 aircraft for delivery beginning no later than 2000 under a put option agreement.

     During 1997, the Company entered into agreements with two airlines to acquire 53 DC10s, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 29 additional DC10s along with additional aircraft engines and equipment.

SORTING AND HANDLING FACILITIES

     At July 1, 1997, the Company operated the following sorting and handling facilities:


                                             SORTING                             LEASE
                                 SQUARE     CAPACITY                           EXPIRATION
       LOCATION          ACRES    FEET     (PER HOUR)*         LESSOR             YEAR
       --------          -----    ----     -----------         ------             ----
NATIONAL
Memphis, Tennessee        468   2,742,196    455,000       Memphis-Shelby         2012
                                                           County Airport
                                                              Authority

Indianapolis, Indiana     120     645,000    153,000     Indianapolis Airport     2016
                                                            Authority
REGIONAL
Newark, New Jersey         56     554,000    142,000     Port Authority of New    2010
                                                          York and New Jersey

Oakland, California        21     191,000     50,000        City of Oakland       2011

METROPOLITAN
Los Angeles, California    25     130,000     53,000      City of Los Angeles     2009

Chicago, Illinois          55     419,000     15,000        City of Chicago       2018

Anchorage, Alaska+         42     208,000      4,200      Alaska Department of    2013
                                                           Transportation and
                                                           Public Facilities

Subic Bay,                 11     169,800     16,000            Subic Bay         2002
The Philippines++                                         Metropolitan Authority

---------------------------
*    Documents and packages
+ Handles international express package and freight shipments to and from Asia, Europe and North America.
++   Handles intra-Asia express package and freight shipments.


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

     In addition to the facilities noted above, the Company has major international sorting and freight handling facilities located at Narita Airport in Japan, Charles de Gaulle Airport in Paris, France and Stansted Airport outside London, England. During 1997, construction began on the Company's new European sorting hub at Charles de Gaulle Airport which is expected to open in 1998, and on the Company's new transshipment center at the CKS International Airport in Taiwan which is expected to open later this calendar year. Construction also continued in 1997 on the Company's new regional sorting hub in Fort Worth, Texas which is expected to become operational in 1998.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     The Company has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by the Company. The Company also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. During fiscal year 1997, the Company began construction on an office campus in Collierville, Tennessee, and announced plans to build an office campus in East Shelby County, Tennessee.

     The Company owns 13 and leases 704 facilities for city station operations in the United States. In addition, 142 city stations are owned or leased throughout the Company's international network. The majority of these leases are for terms of five to ten years. The Company believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of July 1, 1997, the Company leased space for 404 FedEx World Service Centers in the United States and had placed approximately 33,865 Drop Boxes. The Company also owns stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 207 were operating at July 1, 1997. Internationally, the Company leases space for 13 FedEx World Service Centers and has approximately 964 FedEx Drop Boxes.

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

ITEM 3.  LEGAL PROCEEDINGS

     Customers of the Company have filed four separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August of 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The complaint in the Alabama case also alleges that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired again on December 31, 1996.

     A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases, originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint has been amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The excise tax was then reenacted by Congress effective March 7, 1997, and is scheduled to expire on September 30, 1997. The expiration of the tax relieved the Company of its obligation to pay the tax during the periods of expiration. Legislation to reenact the tax for a ten-year period as of October 1, 1997, is currently pending in Congress.

     The Company intends to vigorously defend itself in these cases. No amount has been reserved for these contingencies.

     In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by the Company in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill which operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of contamination. The EPA estimates that approximately 0.1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992, which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and Federal Express to the partial-settlement escrow account. However, the Company does not expect all outstanding issues to be resolved for several years. Due to several variables which are beyond the Company's control, it is impossible to accurately estimate the Company's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, the Company believes that its remaining liability will not be material.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):


 OFFICER, YEAR FIRST
  ELECTED AS OFFICER    AGE              POSITIONS HELD WITH COMPANY
  ------------------    ---              ---------------------------
  FREDERICK W. SMITH    52   Chairman, President and Chief Executive Officer
         1971                since April 1983; Chief Executive Officer since
                             April 1977; Chairman since February 1975; and
                             President from June 1971 to February 1975.
                             Founder of the Company.

  ALAN B. GRAF, JR.     43   Executive Vice President and Chief Financial
         1987                Officer since February 1996; Senior Vice President
                             and Chief Financial Officer from December 1991 to
                             February 1996; Vice President and Treasurer from
                             August 1987 to December 1991; and various
                             management positions in finance and a senior
                             financial analyst from 1980 to 1987.

 KENNETH R. MASTERSON   53   Executive Vice President, General Counsel and
         1980                Secretary since February 1996; Senior Vice
                             President, General Counsel and Secretary from
                             September 1993 to February 1996; Senior Vice
                             President and General Counsel from February 1981
                             to September 1993; and Vice President - Legal from
                             January 1980 to February 1981.

  THEODORE L. WEISE     53   Executive Vice President - Worldwide Operations
         1977                since February 1996; Senior Vice President - Air
                             Operations from August 1991 to February 1996;
                             Senior Vice President - United States and Canada
                             from June 1990 to August 1991; Senior Vice
                             President - Domestic Ground Operations from March
                             1987 to June 1990; Senior Vice President - Central
                             Support Services from October 1986 to March 1987;
                             Senior Vice President/General Manager - FedEx World
                             Service Centers from March 1983 to October 1986;
                             Senior Vice President - Operations Planning from
                             March 1979 to March 1983; Vice President Operations
                             Resource and Corporate Planning from September 1978
                             to March 1979; Vice President Special Projects and
                             Advanced Planning from April 1977 to September
                             1978; and Director of Special Projects from 1972 to
                             1977.

  DAVID J. BRONCZEK     43   Senior Vice President - Europe, Middle East and
         1987                Africa since June 1995; Senior Vice President -
                             Europe, Africa and Mediterranean from June 1993 to
                             June 1995; Vice President - Canadian Operations
                             from February 1987 to March 1993; and several
                             sales and operations managerial positions from
                             1976 to 1987.

   G. EDMOND CLARK      43   Senior Vice President - Operations Support and
         1991                Engineering since January 1997; Vice President -
                             Corporate Financial Planning and Control from July
                             1994 to December 1996; Vice President - Finance -
                             Asia, Pacific and Middle East from December 1991
                             to June 1994; and various management positions in
                             Finance and Investor Relations, financial analyst
                             and project administrator from 1983 to 1991.

  MICHAEL L. DUCKER     43   Senior Vice President - Asia and Pacific since
         1991                October 1995; Vice President - South Pacific from
                             June 1992 to October 1995; Vice President - Italy
                             and Southeast Europe from November 1991 to June
                             1992; and various operating management positions
                             and a package sorter and checker from 1975 to
                             1991.

  LEONARD B. FEILER     41   Senior Vice President - Central Support Services
         1991                since February 1996; Vice President - Global
                             Operations Planning and Control from January 1995
                             to February 1996; Vice President - Systems Form
                             Planning and Engineering from July 1992 to January
                             1995; Vice President - Finance - FEDEX Aeronautics
                             Corporation from September 1991 to July 1992;
                             various management positions in finance and a
                             Senior financial analyst from 1979 to 1991.

  WILLIAM G. FRAINE     39   Senior Vice President - Worldwide Sales since
         1991                January 1997; Vice President Sales - United States
                             and Canada from December 1991 to December 1996;
                             Vice President - Sales - United Kingdom and
                             Continental Europe from May 1991 to November 1991;
                             various station and sales management positions and
                             sales representative from 1979 to 1991.

   T. MICHAEL GLENN     41   Senior Vice President - Marketing, Customer Service
         1985                and Corporate Communications since June 1994;
                             Senior Vice President - Marketing and Corporate
                             Communications from December 1993 to June 1994;
                             Senior Vice President - Worldwide Marketing,
                             Catalog Services and Corporate Communications from
                             June 1993 to December 1993; Senior Vice President -
                             Catalog and Remail Services from September 1992 to
                             June 1993; Vice President - Marketing from August
                             1985 to September 1992, various management
                             positions in sales and marketing and senior sales
                             specialist from 1981 to 1985.

   DENNIS H. JONES      45   Senior Vice President and Chief Information
         1986                Officer since December 1991; Vice President -
                             Customer Automation and Invoicing from December
                             1986 to December 1991; and various management
                             positions in finance and a financial analyst from
                             1975 to 1986.

JOSEPH C. MCCARTY, III  52   Senior Vice President - Latin America and Caribbean
         1983                since October 1995; Senior Vice President - Asia
                             Pacific from June 1995 to October 1995; Senior Vice
                             President - Asia, Pacific and Middle East from
                             November 1991 to June 1995; Vice President -
                             International Legal from March 1987 to November
                             1991; Vice President - Properties & Facilities from
                             November 1984 to March 1987; and Vice President -
                             Legal from February 1983 to November 1984.

   GILBERT D. MOOK      54   Senior Vice President - Air Operations since
         1985                February 1996; Senior Vice President - Central
                             Support Services from November 1994 to February
                             1996; Vice President - Properties and Facilities
                             from March 1988 to November 1994; Vice President -
                             Satellite Systems from June 1985 to March 1988;
                             Director - Satellite Systems from 1983 to 1985.

   JAMES A. PERKINS     53   Senior Vice President and Chief Personnel Officer
         1979                since June 1979 and various personnel managerial
                             positions from 1974 to 1979.

   DAVID F. REBHOLZ     44   Senior Vice President - United States and Canada
         1988                since January 1997; Senior Vice President - Global
                             Sales and Trade Services from June 1993 to December
                             1996; Vice President - Central Region - Americas
                             and Caribbean from October 1991 to June 1993; Vice
                             President - Customer Service from December 1988 to
                             October 1991; and Regional Sales Director-Western
                             Region and various operating management positions
                             from 1976 to 1988.

   TRACY G. SCHMIDT     40   Senior Vice President - Air Ground Terminals and
         1990                Transportation since July 1994; Vice President -
                             Corporate Financial Planning from January 1990 to
                             July 1994; and various management positions in
                             finance from 1980 to 1990.

   LAURIE A. TUCKER     40   Senior Vice President - Logistics, Electronic
         1991                Commerce and Catalog since April 1996; Vice
                             President - Customer Automation and Invoicing from
                             December 1991 to April 1996; and various
                             management positions and financial analyst from
                             1978 to 1991.

   MICHAEL W. HILLARD   47   Vice President and Controller/Worldwide since
         1997                January 1997; various accounting management
                             positions and senior accountant from 1979 to 1997.

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

                                   PART II

     Information for Items 5 through 8 of this Report appears in the Company's 1997 Annual Report to Stockholders as indicated in the following table and is incorporated herein by reference.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Information regarding market information, stockholders and dividends is contained in the Corporate Information section of the Company's 1997 Annual Report to Stockholders, on page 44 under the headings, "Stock Listing," "Stockholders" and "Market Information" and is incorporated herein by reference.

     No cash dividends have been declared.

                                                                  PAGE IN ANNUAL REPORT
                                                                     TO STOCKHOLDERS
                                                                     ---------------
ITEM 6.   SELECTED FINANCIAL DATA

          Selected Consolidated Financial Data ..........................    40


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    18


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK .............................................   N/A


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Statements of Income .............................    23
          Consolidated Balance Sheets ...................................    24
          Consolidated Statements of Cash Flows .........................    25
          Consolidated Statements of Changes in
            Common Stockholders' Investment .............................    26
          Notes to Consolidated Financial Statements ....................    27


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE  .......................   N/A

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding members of the Company's Board of Directors is presented in sections "Voting Securities and Principal Holders Thereof Security Ownership of Management and Certain Beneficial Owners," "Election of Directors," "Meetings and Committees," "Compensation of Directors," and "Transactions with Management and Others" and on pages 1 through 8 and page 15 of the Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders which will be held September 29, 1997 and is incorporated herein by reference. Information regarding executive officers of the Company is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

    Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be held on September 29, 1997, as indicated in the following table and is incorporated herein by reference.


                                                                        PAGE IN PROXY
                                                                          STATEMENT
                                                                        -------------

ITEM 11.  EXECUTIVE COMPENSATION

          Compensation Information ...................................        9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          Voting Securities and Principal Holders Thereof ............        1

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions with Management and Others ....................       15

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K


(A) 1.  FINANCIAL STATEMENTS

    The consolidated financial statements of the Company, together with the report thereon of Arthur Andersen LLP, dated June 30, 1997, are presented on pages 23 through 39 of the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7 and 8 hereof, the Company's 1997 Annual Report to Stockholders is not to be deemed as filed as part of this Report.

2.   FINANCIAL STATEMENT SCHEDULE

                                                                             PAGE NUMBER
                                                                             IN FORM 10-K
                                                                             ------------

Report of Independent Public Accountants on Financial Statement Schedule ..      S-1

Schedule II - Valuation and Qualifying Accounts ...........................      S-2


All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1997 Annual Report to Stockholders and incorporated herein by reference.

3.   EXHIBITS

     Exhibits 3.1, 3.2, 4.1 through 4.29, 10.1 through 10.94, 11, 12, 13, 21, 23 and 24 are being filed in connection with this Report and incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-13 is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     During the last quarter of the period covered by this Report on Form 10-K, the Registrant filed two Current Reports on Form 8-K.

     The first Current Report was dated May 12, 1997 and contained documents relating to the Company's 1997 Pass Through Trust Certificates, Series 1997-1.

     The second Current Report was dated May 22, 1997 and contained documents relating to the Company's 1997 Pass Through Trust Certificates, Series 1997-1.

     These reports were filed as Item 7 Current Reports.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FEDERAL EXPRESS CORPORATION
                                       (Registrant)


                                       BY: /s/ MICHAEL W. HILLARD
                                           --------------------------------
                                               Michael W. Hillard
                                               Vice President and Controller
                                               (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



         SIGNATURE                       CAPACITY                  DATE
         ---------                       --------                  ----

/s/ FREDERICK W. SMITH*       Chairman, President and
-----------------------       Chief Executive Officer
Frederick W. Smith            and Director
                              (Principal Executive Officer)


/s/ ALAN B. GRAF, JR.*        Executive Vice President and
----------------------        Chief Financial Officer
Alan B. Graf, Jr.             (Principal Financial Officer)


/s/ MICHAEL W. HILLARD        Vice President and Controller
----------------------        (Principal Accounting Officer)    August 8, 1997
Michael W. Hillard


/s/ ROBERT H. ALLEN *                    Director
---------------------
Robert H. Allen


/s/ HOWARD H. BAKER, JR.*                Director
-------------------------
Howard H. Baker, Jr.


/s/ ROBERT L. COX *                      Director
-------------------
Robert L. Cox


/s/ RALPH D. DENUNZIO *                  Director
-----------------------
Ralph D. DeNunzio


         SIGNATURE                       CAPACITY                  DATE
         ---------                       --------                  ----

/s/ JUDITH L. ESTRIN *                   Director
----------------------
Judith L. Estrin


/s/ PHILIP GREER *                       Director
------------------
Philip Greer


/s/ J. R. HYDE, III *                    Director
---------------------
J. R. Hyde, III


/s/ CHARLES T. MANATT *                  Director
-----------------------
Charles T. Manatt


/s/ GEORGE J. MITCHELL *                 Director
------------------------
George J. Mitchell


/s/ JACKSON W. SMART, JR.*               Director
--------------------------
Jackson W. Smart, Jr.


/s/ JOSHUA I. SMITH *                    Director
---------------------
Joshua I. Smith


/s/ PAUL S. WALSH*                       Director
------------------
Paul S. Walsh


/s/ PETER S. WILLMOTT *                  Director
-----------------------
Peter S. Willmott


*By:  /s/ MICHAEL W. HILLARD
----------------------------
Michael W. Hillard                                            August 8, 1997
Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE



To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Federal Express Corporation's 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 30, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                 /s/ ARTHUR ANDERSEN LLP
                                                 ------------------------------
                                                 ARTHUR ANDERSEN LLP





Memphis, Tennessee,
June 30, 1997

                                                                             S-2
                                                                     SCHEDULE II


                 FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                (In thousands)


                                                  ADDITIONS
                                            ----------------------
                                BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
                                BEGINNING   COSTS AND     OTHER                      END OF
DESCRIPTION                      OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS(A)     YEAR
-----------                     ----------  ----------  ----------  -------------  ----------

    Allowance for
  Doubtful Accounts
  -----------------
1997..........................    $30,809     $38,711       -         $33,345        $36,175
                                  =======     =======     ======      =======        =======
1996..........................    $31,173     $38,963     $1,700      $41,027        $30,809
                                  =======     =======     ======      =======        =======
1995..........................    $33,933     $36,334       -         $39,094        $31,173
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

       4.14   Indenture dated as of July 1, 1996 between the Registrant and The
              First National Bank of Chicago, as Trustee, relating to
              Registrant's unsecured debt securities. (Filed as Exhibit 4.14 to Registrant's FY96 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       4.15   Supplemental Indenture No. 1 dated as of July 1, 1997 between
              Registrant and The First National Bank of Chicago relating to
              Registrant's 7.60% Notes due July 1, 2097. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 7, 1997,
              Commission File No. 1-7806, and incorporated herein by reference.)

       4.16   Form of 7.60% Note due July 1, 2097. (Filed as Exhibit 4.2 to
              Registrant's Current Report on Form 8-K dated July 7, 1997,
              Commission File No. 1-7806, and incorporated herein by reference.)

       4.17 Pass Through Trust Agreement dated as of February 1, 1993, as amended and restated as of October 1, 1995, between Registrant and BONY, as Pass Through Trustee, relating to Registrant's 1993 Pass
              Through Certificates, Series A1, A2, B1, B2, C1 and C2, 1995 Pass
              Through Certificates, Series A1, A2, B1, B2 and B3 and 1996 Pass
              Through Certificates, Series A1 and A2. (Filed as Exhibit 4.a.1 to
              Registrant's Current Report on Form 8-K dated October 26, 1995,
              Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
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

       4.21 Form of 7.63% and 8.06% 1995 Pass Through Certificates, Series A1 and A2 due January 5, 2014 and January 5, 2016, respectively.
              (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated August 16, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

       4.22   Form of 6.05%, 7.11% and 7.58% 1995 Pass Through Certificates,
              Series B1, B2 and B3 due March 19, 1996, January 2, 2014 and July
              2, 2019, respectively. (Filed as Exhibit 4.a.2 to Registrant's
              Current Report on Form 8-K dated October 26, 1995, Commission File
              No. 1-7806, and incorporated herein by reference.)

       4.23 Form of 7.85% and 8.17% 1996 Pass Through Certificates, Series A1 and A2 due January 30, 2015 and January 30, 2018, respectively.
              (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated June 5, 1996, Commission File No. 1-7806, and incorporated herein by reference.)

       4.24   Pass Through Trust Agreement dated as of March 1, 1994 between
              Registrant and BONY, as Pass Through Trustee, relating to
              Registrant's 1994 Pass Through Certificates, Series A310-A1,
              A310-A2 and A310-A3. (Filed as Exhibit 4.a.1 to Registrant's
              Current Report on Form 8-K dated March 16, 1994, Commission File
              No. 1-7806, and incorporated herein by reference.)

       4.25   Form of 7.53%, 7.89% and 8.40% 1994 Pass Through Certificates,
              Series A310-A1, A310-A2 and A310-A3 due September 23, 2006,
              September 23, 2008 and March 23, 2010, respectively. (Filed as
              Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated
              March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

       4.26   Pass Through Trust Agreement dated as of June 1, 1996 between
              Registrant and State Street Bank and Trust Company, as Pass
              Through Trustee, relating to Registrant's 1996 Pass Through
              Certificates, Series B1 and B2. (Filed as Exhibit 4(a)(1) to
              Registrant's Registration Statement No. 333-07691 on Form S-3 and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       4.27   Form of 7.39% and 7.84% 1996 Pass Through Certificates, Series B1
              and B2 due January 30, 2013 and January 30, 2018, respectively.
              (Filed as Exhibit 4.a.2 to Registrant's Current Report on Form 8-K
              dated October 17, 1996, Commission File No. 1-7806, and
              incorporated herein by reference.)

       4.28   Pass Through Trust Agreement dated as of May 1, 1997 between
              Registrant and First Security Bank, National Association, as Pass
              Through Trustee. (Filed as Exhibit 4.a.3 to Registrant's Form 8-K dated May 12, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

       4.29   Form of 7.50%, 7.52% and 7.65% 1997-1 Pass Through Certificates,
              Class A, B and C due January 15, 2018, January 15, 2018 and
              January 15, 2014, respectively. (Filed as Exhibit 4.a.2 to
              Registrant's Current Report on Form 8-K dated May 22, 1997,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.1   Indenture dated as of August 1, 1979 between the Memphis-Shelby
              County Airport Authority (the "Authority") and BONY, as Trustee.
              (Refiled as Exhibit 10.1 to Registrant's FY90 Annual Report on
              Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

       10.2   Second Supplemental Indenture dated as of May 1, 1982 between the
              Authority and BONY. (Refiled as Exhibit 10.2 to Registrant's FY93
              Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

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

       10.6   Sixth Supplemental Indenture dated as of July 1, 1997 between the
              Authority and BONY relating to 5.35% Special Facilities Revenue
              Bonds, Refunding Series 1997 due September 1, 2012.

       10.7   Guaranty dated as of August 1, 1979 from Registrant to BONY.
              (Refiled as Exhibit 10.5 to Registrant's FY90 Annual Report on
              Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.8   Reaffirmation of Guaranty dated as of May 1, 1982 from Registrant to BONY. (Refiled as Exhibit 10.7 to Registrant's FY93 Annual
              Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

       10.9   Reaffirmation of Guaranty dated as of December 1, 1984 from
              Registrant to BONY relating to Special Facilities Revenue Bonds,
              Series 1984. (Refiled as Exhibit 10.10 to Registrant's FY93 Annual
              Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

       10.10  Reaffirmation of Guaranty dated as of July 30, 1992 from
              Registrant to BONY relating to Special Facilities Revenue Bonds,
              Refunding Series 1992. (Filed as Exhibit 10.11 to Registrant's
              FY92 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

       10.11 Reaffirmation of Guaranty dated as of July 1, 1997 from Registrant to BONY relating to Special Facilities Revenue Bonds, Refunding
              Series 1997.

       10.12  Consolidated and Restated Lease Agreement dated as of August 1,
              1979 between the Authority and Registrant. (Refiled as Exhibit
              10.12 to Registrant's FY90 Annual Report on Form 10-K, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.13 First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and Registrant. (Filed as Exhibit 10.13 to Registrant's FY92 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.14 Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and Registrant. (Refiled as Exhibit 10.14 to Registrant's FY93 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.15 Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and Registrant. (Filed as Exhibit 28.22 to
              Registrant's FY93 Second Quarter Report on Form 10-Q, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.16  Fourth Supplemental Lease Agreement dated July 1, 1983 between the
              Authority and Registrant. (Filed as Exhibit 28.23 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.17 Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and Registrant. (Filed as Exhibit 28.24 to
              Registrant's FY93 Second Quarter Report on Form 10-Q, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.18  Sixth Supplemental Lease Agreement dated April 1, 1984 between the
              Authority and Registrant. (Filed as Exhibit 28.25 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.19  Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and the Registrant. (Filed as Exhibit 28.26 to
              Registrant's FY93 Second Quarter Report on Form 10-Q, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.20  Eighth Supplemental Lease Agreement dated July 1, 1988 between the
              Authority and Registrant. (Filed as Exhibit 28.27 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.21  Ninth Supplemental Lease Agreement dated July 12, 1989 between the
              Authority and Registrant. (Filed as Exhibit 28.28 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.22 Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and Registrant. (Filed as Exhibit 28.29 to
              Registrant's FY93 Second Quarter Report on Form 10-Q, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.23 Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and Registrant. (Filed as Exhibit 10.21 to Registrant's FY96 Annual Report on Form 10-K, Commision File No.
              1-7806, and incorporated herein by reference.)

       10.24 Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and Registrant. (Filed as Exhibit 10.23 to
              Registrant's FY93 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.25 Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and Registrant. (Filed as Exhibit 10.23 to Registrant's FY96 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.26  Fourteenth Supplemental Lease Agreement dated as of January 1,
              1996 between the Authority and Registrant. (Filed as Exhibit 10.24 to Registrant's FY96 Annual Report on Form 10-K, Commission File
              No. 1-7806, and incorporated herein by reference.)

       10.27 Fifteenth Supplemental Lease Agreement dated as of January 1, 1997 between the Authority and Registrant. (Filed as Exhibit 10.1 to Registrant's FY97 Third Quarter Report on Form 10-Q, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.28 Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and Registrant.

       10.29 Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and Registrant.

       10.30 Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and Registrant. (Refiled as Exhibit 10.15 to Registrant's FY90 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.31  First Special Facility Supplemental Lease Agreement dated as of
              May 1, 1982 between the Authority and Registrant. (Filed as
              Exhibit 10.25 to Registrant's FY93 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.32  Second Special Facility Supplemental Lease Agreement dated as of
              November 1, 1982 between the Authority and Registrant. (Filed as
              Exhibit 10.26 to Registrant's FY93 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.33  Third Special Facility Supplemental Lease Agreement dated as of
              December 1, 1984 between the Authority and Registrant. (Refiled as
              Exhibit 10.25 to Registrant's FY95 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.34  Fourth Special Facility Supplemental Lease Agreement dated as of
              July 1, 1992 between the Authority and Registrant. (Filed as
              Exhibit 10.20 to Registrant's FY92 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.35  Fifth Special Facility Supplemental Lease Agreement dated as of
              July 1, 1997 between the Authority and Registrant.

       10.36 Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and Registrant. (Filed as Exhibit 10.29 to
              Registrant's FY93 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.37 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and Registrant. (Filed as Exhibit 10.30 to Registrant's FY93 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.38 Indenture dated as of July 1, 1993 between the Authority and BONY, as Trustee, relating to 6.20% Special Facility Revenue Bonds,
              Series 1993, due July 1, 2014. (Filed as Exhibit 10.31 to
              Registrant's FY93 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.39 Guaranty dated as of July 1, 1993 from Registrant to BONY relating to 6.20% Special Facility Revenue Bonds, Series 1993. (Filed as
              Exhibit 10.32 to Registrant's FY93 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.40  Lease Agreement dated as of May 7, 1985 between the City of
              Oakland and Registrant. (Filed as Exhibit 28.5 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.41  Affirmative Action Agreement dated as of May 14, 1985, to Lease
              Agreement dated May 7, 1985, between the City of Oakland and
              Registrant. (Filed as Exhibit 28.6 to Registrant's FY93 Second
              Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.42  First Supplemental Agreement dated August 5, 1986, to Lease
              Agreement dated May 7, 1985, between the City of Oakland and
              Registrant. (Filed as Exhibit 28.7 to Registrant's FY93 Second
              Quarter Report on Form 10-Q, Commission File No. 1-7806, and
              incorporated herein by reference.)

       10.43  Second Supplemental Agreement dated February 17, 1987, to Lease
              Agreement dated May 7, 1985, between the City of Oakland and
              Registrant. (Filed as Exhibit 28.8 to Registrant's FY93 Second
              Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

       10.44  Third Supplemental Agreement dated February 1989, to Lease
              Agreement dated May 7, 1985, between the City of Oakland and
              Registrant. (Filed as Exhibit 28.9 to Registrant's FY93 Second
              Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

       10.45  Amendment dated August 1, 1989, to Lease Agreement dated May 7,
              1985, between the City of Oakland and Registrant. (Refiled as Exhibit 10.40 to Registrant's FY95 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.46 Lease and First Right of Refusal Agreement dated July 22, 1988 between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.10 to
              Registrant's FY93 Second Quarter Report on Form 10-Q, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.47  Development Agreement dated July 22, 1988, to Lease and First
              Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public Facilities and
              Registrant. (Filed as Exhibit 28.11 to Registrant's FY93 Second
              Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

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

       10.50  Right-of-Way Agreement dated September 19, 1989, to Lease and
              First Right of Refusal Agreement dated July 22, 1988, between the
              State of Alaska, Department of Transportation and Public
              Facilities and Registrant. (Filed as Exhibit 28.14 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.51  Supplement No. 2 dated April 23, 1991, to Lease and First Right of
              Refusal Agreement dated July 22, 1988, between the State of
              Alaska, Department of Transportation and Public Facilities and the
              Registrant. (Filed as Exhibit 28.15 to Registrant's FY93 Second
              Quarter Report on Form 10-Q, Commission File No. 1-7806, and
              incorporated herein by reference.)

       10.52 Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.16 to Registrant's FY93 Second Quarter Report on Form 10-Q,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.53  Supplement No. 1, dated October 1, 1983 to Lease Agreement dated
              October 1, 1983 between The Port Authority of New York and New
              Jersey and Registrant. (Filed as Exhibit 28.17 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.54  Supplement No. 2 dated September 1, 1985 to Lease Agreement dated
              October 1, 1983 between The Port Authority of New York and New
              Jersey and Registrant. (Filed as Exhibit 28.18 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.55  Supplement No. 3 dated June 1, 1992 to Lease Agreement dated
              October 1, 1983 between The Port Authority of New York and New
              Jersey and Registrant. (Filed as Exhibit 28.19 to Registrant's
              FY93 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.56  Supplement No. 4 dated March 1, 1993 to Lease Agreement dated
              October 1, 1983 between The Port Authority of New York and New
              Jersey and Registrant. (Filed as Exhibit 10.51 to Registrant's
              FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

       10.57  Supplement No. 5 dated February 1, 1994 to Lease Agreement dated
              October 1, 1983 between The Port Authority of New York and New
              Jersey and Registrant. (Filed as Exhibit 10.52 to Registrant's
              FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

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
              File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
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

       10.66  Indenture dated as of April 1, 1996 between AllianceAirport
              Authority, Inc. and The First National Bank of Chicago, as
              Trustee, relating to AllianceAirport Authority, Inc. Special
              Facilities Revenue Bonds, Series 1996 (Federal Express Corporation
              Project) due April 1, 2021. (Filed as Exhibit 10.66 to
              Registrant's FY96 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.67  Guaranty dated as of April 1, 1996 from Registrant to The First
              National Bank of Chicago relating to AllianceAirport Authority,
              Inc. Special Facilities Revenue Bonds, Series 1996 (Federal
              Express Corporation Project) due April 1, 2021. (Filed as Exhibit
              10.67 to Registrant's FY96 Annual Report on Form 10-K, Commission
              File No. 1-7806, and incorporated herein by reference.)

       10.68  Land and Special Facilities Lease Agreement dated as of April 1,
              1996 between Registrant and AllianceAirport Authority, Inc.
              relating to AllianceAirport Authority, Inc. Special Facilities
              Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021. (Filed as Exhibit 10.68 to Registrant's FY96
              Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.69  Assignment and Assumption Agreement dated April 10, 1996 between
              AllianceAirport Authority, Inc. and the City of Fort Worth, Texas
              relating to AllianceAirport Authority, Inc. Special Facilities
              Revenue Bonds, Series 1996 (Federal Express Corporation Project)
              due April 1, 2021. (Filed as Exhibit 10.69 to Registrant's FY96
              Annual Report on Form 10-K, Commission File No. 1-7806, and
              incorporated herein by reference.)

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

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------                        ----------------------
       10.79  Amendment to Registrant's 1980, 1983, 1984, 1987, 1989, 1993 and
              1995 Stock Incentive Plans.

       10.80 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to
              Registrant's FY90 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.81 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (1995 Restricted Stock
              Plan filed as Exhibit B to Registrant's FY95 Definitive Proxy
              Statement, Commission File No. 1-7806, and incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as
              Exhibit 10.80 to Registrant's FY96 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

       10.82 1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan.

       10.83  Registrant's Amended and Restated Retirement Parity Pension Plan.

       10.84 Management Performance Bonus Plan. (Description of the performance bonus plan contained in the Definitive Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation
              Committee of the Board of Directors" is incorporated herein by reference.)

       10.85  Registrant's Retirement Plan for Outside Directors.

       10.86  First Amendment to Registrant's Retirement Plan for Outside
              Directors.

       10.87  Registrant's Amended and Restated Retirement Plan for Outside
              Directors.

       10.88 Long-Term Performance Bonus Plan. (A description of each long-term performance bonus plan is contained in the Definitive Proxy
              Statement for Registrant's 1997 Annual Meeting of Stockholders, under the heading "Long-Term Incentive Plans Awards in Last Fiscal
              Year" and is incorporated herein by reference.)

       10.89  Amended and Restated Credit Agreement dated May 12, 1995 among
              Registrant and The First National Bank of Chicago, individually and as agent, and certain lenders. (Filed as Exhibit 10.77 to Registrant's FY95 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.90 Purchase Agreement between AVSA and Registrant for purchase of Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as
              Exhibit 10.36 to Registrant's FY91 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

      EXHIBIT
      NUMBER                      DESCRIPTION OF EXHIBIT
      ------                      ----------------------

       10.91  Amendment Nos. 1 through 4 to Purchase Agreement dated July 3,
              1991 between AVSA and the Registrant. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits
              10.1 through 10.5 to Registrant's FY97 Second Quarter Report on
              Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

       10.92  Sales Agreement dated April 7, 1995 between Registrant and
              American Airlines, Inc. for the purchase of MD11 aircraft.
              Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to
              Registrant's FY95 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

       10.93 Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between Registrant and American Airlines, Inc.

       10.94  Modification Services Agreement dated September 16, 1996 between
              McDonnell Douglas Corporation and the Registrant. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule
              24b-2 under the Securities Exchange Act of 1934, as amended.
              (Filed as Exhibit 10.6 to Registrant's FY97 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

       11     Statement re Computation of Earnings Per Share.

       12     Statement re Computation of Ratio of Earnings to Fixed Charges.
              (Filed as Exhibit 20.2 to Registrant's Current Report on Form 8-K dated June 30, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

       13 Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1997.

       21     Subsidiaries of Registrant.

       23     Consent of Independent Public Accountants.

       24     Powers of Attorney.

       27     Financial Data Schedule (for SEC use only)