Form 10-Q
period 1997-08-31
FEDERAL EXPRESS CORP
filed 1997-10-14
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


(Mark One)


/x/ QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1997, OR


/ / TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ______.


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock              Outstanding Shares at September 30, 1997
Common Stock, par value $.10 per share                115,054,898


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                        INDEX



                            PART I.  FINANCIAL INFORMATION

                                                                            PAGE

Condensed Consolidated Balance Sheets
    August 31, 1997 and May 31, 1997 . . . . . . . . . . . . . . . . . . . .3-4

Condensed Consolidated Statements of Income
    Three Months Ended August 31, 1997 and 1996. . . . . . . . . . . . . . . .5

Condensed Consolidated Statements of Cash Flows
    Three Months Ended August 31, 1997 and 1996. . . . . . . . . . . . . . . .6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . 7-10

Review of Condensed Consolidated Financial Statements
    by Independent Public Accountants. . . . . . . . . . . . . . . . . . . . 11

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 12

Management's Discussion and Analysis of Results of Operations
    and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . .13-17



                             PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .18-19


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .E-1

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS



                                                                 August 31,
                                                                   1997           May 31,
                                                                (Unaudited)        1997
                                                                -----------     ----------
                                                                       (In thousands)
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . .     $  209,782     $  122,023
     Receivables, less allowance for doubtful accounts
          of $40,164,000 and $36,175,000 . . . . . . . . . .      1,771,116      1,512,939
     Spare parts, supplies and fuel. . . . . . . . . . . . .        323,532        313,337
     Deferred income taxes . . . . . . . . . . . . . . . . .        157,629        149,158
     Prepaid expenses and other. . . . . . . . . . . . . . .         52,446         35,132
                                                                -----------     ----------

               Total current assets. . . . . . . . . . . . .      2,514,505      2,132,589
                                                                -----------     ----------


Property and Equipment, at Cost (Note 6) . . . . . . . . . .     10,083,465      9,818,936
     Less accumulated depreciation and amortization. . . . .      5,371,533      5,196,856
                                                                -----------     ----------
               Net property and equipment. . . . . . . . . .      4,711,932      4,622,080
                                                                -----------     ----------


Other Assets:
     Goodwill  . . . . . . . . . . . . . . . . . . . . . . .        361,603        365,327
     Equipment deposits and other assets (Note 6). . . . . .        431,316        505,490
                                                                -----------     ----------

               Total other assets. . . . . . . . . . . . . .        792,919        870,817
                                                                -----------     ----------


                                                                $ 8,019,356     $7,625,486
                                                                -----------     ----------
                                                                -----------     ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT



                                                                August 31,
                                                                    1997         May 31,
                                                                (Unaudited)       1997
                                                                -----------     ----------
                                                                       (In thousands)
Current Liabilities:
     Current portion of long-term debt (Note 3). . . . . . .     $  148,449     $  126,666
     Accounts payable. . . . . . . . . . . . . . . . . . . .        841,775        828,421
     Accrued expenses (Note 2) . . . . . . . . . . . . . . .      1,150,212      1,007,696
                                                                -----------     ----------

               Total current liabilities . . . . . . . . . .      2,140,436     1,962,783
                                                                 ----------    ----------

Long-Term Debt, Less Current Portion (Note 3). . . . . . . .      1,438,233     1,397,954
                                                                 ----------    ----------

Deferred Income Taxes. . . . . . . . . . . . . . . . . . . .        170,229       159,165
                                                                 ----------    ----------

Other Liabilities. . . . . . . . . . . . . . . . . . . . . .      1,167,120     1,143,070
                                                                 ----------    ----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
     Common Stock, $.10 par value;
          200,000,000 shares authorized; 115,044,048 and
          114,906,753 shares issued. . . . . . . . . . . . .         11,504        11,491
     Other     . . . . . . . . . . . . . . . . . . . . . . .      3,091,834     2,951,023
                                                                 ----------    ----------

               Total common stockholders' investment . . . .      3,103,338     2,962,514
                                                                 ----------    ----------


                                                                 $8,019,356    $7,625,486
                                                                 ----------    ----------
                                                                 ----------    ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                                                  Three Months Ended
                                                                      August 31,
                                                               -----------------------
                                                                  1997            1996
                                                               ----------      ----------
                                                                  (In thousands, except
                                                                    per share amounts)
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .      $3,297,218     $2,692,312
                                                                ----------     ----------

Operating Expenses:
    Salaries and employee benefits . . . . . . . . . . . .       1,450,487      1,231,423
    Rentals and landing fees . . . . . . . . . . . . . . .         274,468        253,368
    Depreciation and amortization  . . . . . . . . . . . .         202,421        190,209
    Fuel . . . . . . . . . . . . . . . . . . . . . . . . .         173,780        153,547
    Maintenance and repairs. . . . . . . . . . . . . . . .         208,460        181,419
    Other. . . . . . . . . . . . . . . . . . . . . . . . .         723,397        552,428
                                                                ----------     ----------
                                                                 3,033,013      2,562,394
                                                                ----------     ----------


Operating Income . . . . . . . . . . . . . . . . . . . . .         264,205        129,918
                                                                ----------     ----------

Other Income (Expense):
    Interest, net. . . . . . . . . . . . . . . . . . . . .         (25,828)       (21,759)
    Other, net . . . . . . . . . . . . . . . . . . . . . .           8,618           (420)
                                                                ----------     ----------
                                                                   (17,210)       (22,179)
                                                                ----------     ----------

Income Before Income Taxes . . . . . . . . . . . . . . . .         246,995        107,739

Income Tax Provision . . . . . . . . . . . . . . . . . . .         103,738         45,789
                                                                ----------     ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . . .      $  143,257     $   61,950
                                                                ----------     ----------
                                                                ----------     ----------

Earnings per Share . . . . . . . . . . . . . . . . . . . .      $     1.22     $      .54
                                                                ----------     ----------
                                                                ----------     ----------

Common and Common Equivalent Shares (Note 5) . . . . . . .         117,343        114,934
                                                                ----------     ----------
                                                                ----------     ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                        Three Months Ended
                                                                             August 31,
                                                                     -------------------------
                                                                         1997          1996
                                                                     ----------     ----------
                                                                          (In thousands)
Net Cash Provided by Operating Activities. . . . . . . . . . . .     $  206,782     $  279,481
                                                                     ----------     ----------

Investing Activities:
  Purchases of property and equipment, including
     deposits on aircraft of $300,000 and
     $1,100,000. . . . . . . . . . . . . . . . . . . . . . . . .       (365,957)      (272,549)
  Proceeds from disposition of property
     and equipment:
        Sale-leaseback transactions. . . . . . . . . . . . . . .         81,500              -
        Reimbursements of A300 deposits. . . . . . . . . . . . .         85,169         42,026
        Other dispositions . . . . . . . . . . . . . . . . . . .          8,046            879
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .         14,513         16,401
                                                                     ----------     ----------
Net cash used in investing activities. . . . . . . . . . . . . .       (176,729)      (213,243)
                                                                     ----------     ----------

Financing Activities:
  Proceeds from debt issuances . . . . . . . . . . . . . . . . .        267,105              -
  Principal payments on debt . . . . . . . . . . . . . . . . . .       (209,446)        (7,678)
  Proceeds from stock issuances. . . . . . . . . . . . . . . . .          3,591          3,196
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,544)          (312)
                                                                     ----------     ----------
Net cash provided by (used in)
  financing activities . . . . . . . . . . . . . . . . . . . . .         57,706         (4,794)
                                                                     ----------     ----------

Net increase in cash and cash equivalents. . . . . . . . . . . .         87,759         61,444
Cash and cash equivalents at beginning of period . . . . . . . .        122,023         93,419
                                                                     ----------     ----------

Cash and cash equivalents at end of period . . . . . . . . . . .     $  209,782     $  154,863
                                                                     ----------     ----------
                                                                     ----------     ----------

Cash payments for:
  Interest (net of capitalized interest) . . . . . . . . . . . .     $    8,631     $    6,951
                                                                     ----------     ----------
                                                                     ----------     ----------
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .     $   24,817     $   21,125
                                                                     ----------     ----------
                                                                     ----------     ----------

Non-cash investing and financing activities:
  Fair value of assets surrendered under
     exchange agreements (with two airlines) . . . . . . . . . .     $   25,741     $        -
  Fair value of assets acquired under
     exchange agreements . . . . . . . . . . . . . . . . . . . .         31,413              -
                                                                     ----------     ----------
  Liabilities incurred . . . . . . . . . . . . . . . . . . . . .     $   (5,672)    $        -
                                                                     ----------     ----------
                                                                     ----------     ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with Federal Express Corporation's Annual Report on Form 10-K for the year ended May 31, 1997. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of August 31, 1997, the consolidated results of their operations for the three-month periods ended August 31, 1997 and 1996, and their consolidated cash flows for the three-month periods ended August 31, 1997 and 1996. Operating results for the three-month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

    The Company has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense.

    Certain prior period amounts have been reclassified to conform to the current presentation.


(2) ACCRUED EXPENSES

                                                  August 31,
                                                    1997          May 31,
                                                 (Unaudited)       1997
                                                 ------------   ----------
                                                        (In thousands)

    Compensated absences . . . . . . . . . .     $  239,123     $  234,284
    Insurance. . . . . . . . . . . . . . . .        221,925        207,059
    Taxes other than income taxes. . . . . .        142,937        143,541
    Salaries . . . . . . . . . . . . . . . .        133,928        101,694
    Employee benefits. . . . . . . . . . . .        104,505        108,679
    Federal income taxes . . . . . . . . . .         98,628         25,658
    Aircraft overhaul. . . . . . . . . . . .         76,217         84,006
    Interest . . . . . . . . . . . . . . . .         46,898         28,165
    Other. . . . . . . . . . . . . . . . . .         86,051         74,610
                                                 ----------     ----------


                                                 $1,150,212     $1,007,696
                                                 ----------     ----------
                                                 ----------     ----------

(3)      LONG-TERM DEBT

                                                       August 31,
                                                         1997          May 31,
                                                      (Unaudited)       1997
                                                     ------------   ----------
                                                          (In thousands)

  Unsecured notes payable, interest rates of
     6.25% to 10.57%, due through 2098               $1,171,977     $  928,525
  Unsecured sinking fund debentures, interest
     rate of 9.63%, due through 2020                     98,478         98,461
  Commercial paper, effective interest
     rate of 5.75%                                            -        200,904
  Capital lease obligations and tax exempt bonds,
     due through 2017, interest rates of
     5.35% to 8.30%                                     275,205        255,100
     Less bond reserves                                   9,024         11,096
                                                     ----------     ----------
                                                        266,181        244,004
  Other debt, interest rates of 9.68% to 9.98%           50,046         52,726
                                                     ----------     ----------
                                                      1,586,682      1,524,620
     Less current portion                               148,449        126,666
                                                     ----------     ----------
                                                     $1,438,233     $1,397,954
                                                     ----------     ----------
                                                     ----------     ----------

  The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, all of which was available at August 31, 1997. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

  In July 1997, the Memphis-Shelby County Airport Authority ("MSCAA") issued $20,105,000 of 5.35% Special Facilities Revenue Bonds. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982A 8.3% bonds on September 2, 1997. The 1997 bonds have a maturity date of July 1, 2012. The Company is obligated under an operating lease agreement with MSCAA to pay rentals equal to the principal and interest on the bonds.

  In July 1997, the Company issued $250,000,000 of 7.6% unsecured senior notes due July 1, 2097, under its July 1996 shelf registration with the Securities and Exchange Commission.


(4)  PREFERRED STOCK

  The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of August 31, 1997, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

  During the three-month period ended August 31, 1997, 197,295 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $17.25 to $52.88 per share. During the same period, the Company acquired 60,000 shares of its common stock at a cost of $59.07 per share.

  On September 29, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 200,000,000 to 400,000,000 shares.

(6)  COMMITMENTS

  As of August 31, 1997, the Company's purchase commitments for the remainder of 1998 and annually thereafter under various contracts are as follows (in thousands):

                                    Aircraft-
                        Aircraft    Related(1)    Other(2)      Total
                       ----------   ----------   ----------   ----------

    1998 (remainder)    $238,900     $252,800     $394,600     $886,300
    1999                 406,100      182,800       85,000      673,900
    2000                 369,500      392,400       13,500      775,400
    2001                 278,000      222,500            -      500,500
    2002                  38,000      114,700            -      152,700

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 13 Airbus A300s, four Airbus A310s, one DC10, seven MD11s and 50 Ayers ALM 200s to be delivered through 2002. Deposits and progress payments of $53,676,000 have been made toward these purchases. The Company may be required to purchase seven additional MD11s for delivery beginning no later than 2000 under a put option agreement.

     The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 29 additional DC10s along with additional aircraft engines and equipment.

     During the quarter ended August 31, 1997, the Company acquired four Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1997. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1997 for the four Airbus A300s and one MD11, purchased in 1997 then subsequently sold and leased back, are as follows (in thousands):

                         1998          $ 14,900
                         1999            29,100
                         2000            29,100
                         2001            29,100
                         2002            29,100
                         Thereafter     608,600


(7)  LEGAL PROCEEDINGS

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

     A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on the Company's motion on September 23, 1997. The court found that there was no breach of contract and and that the other causes of action were preempted by Federal law. The plaintiffs have the right to appeal. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The excise tax was then reenacted by Congress effective March 7, 1997. The expiration of the tax relieved the Company of its obligation to pay the tax during the periods of expiration. The Taxpayer Relief Act of 1997, signed by President Clinton in August, extended the tax for 10 years through September 30, 2007.

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


(8)  SUBSEQUENT EVENTS

     On October 6, 1997, the Company announced it signed a definitive agreement to acquire Caliber Systems, Inc. and its subsidiaries. The transaction will be accounted for as a pooling of interests. A new holding company, FDX Corporation, will be formed and will exchange 0.8 shares of its common stock for each share of Caliber Systems, Inc. stock and one share of its common stock for each share of Federal Express Corporation stock. The transaction, which has been approved by the Boards of Directors of both companies, is subject to the approval of shareholders of both companies, the U.S. Government and other regulatory agencies, and is expected to be completed in early calendar 1998.

                REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          BY INDEPENDENT PUBLIC ACCOUNTANTS





     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1997, and the related condensed consolidated statements of income for the three-month periods ended August 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1997 and 1996, included herein, as indicated in their report thereon included on page 12.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of August 31, 1997 and the related condensed consolidated statements of income for the three-month periods ended August 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1997 and the related consolidated statements of income, changes in common stockholders' investment and cash flows for the year then ended. In our report dated June 30, 1997, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                  Arthur Andersen LLP





Memphis, Tennessee,
October 6, 1997

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

    For the three months ended August 31, 1997, the Company recorded net income of $143 million ($1.22 per share) on revenues of $3.3 billion compared with net income of $62 million ($.54 per share) on revenues of $2.7 billion for the same period in the prior year. These improved results reflect the effects of several non-recurring items, a rise in U.S. domestic revenue per package (yield) and increased volume of U.S. domestic and international express packages.

    The most significant non-recurring item impacting the results of operations was the Teamsters strike against United Parcel Service ("UPS"). During the 12 operating days of the strike, the Company delivered approximately 800,000 additional U.S. domestic express packages per day. It is difficult to estimate with precision the impact of this additional volume. However, the Company estimates that as much as 15% of this volume has been retained thus far. The Company analytically calculated that the volume not retained contributed approximately $150 million in U.S. domestic revenues. This additional revenue, net of applicable variable compensation, income taxes and variable costs, but not allocated fixed costs, resulted in an estimated additional $.25 to $.30 per share to the quarter's earnings.

    Also, the Company realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July. This gain was almost equally divided between operating and non-operating income. An unrelated expense, which partially offset this gain, was an addition of $9 million to an operating reserve for the disposition of leased B747 aircraft. These aircraft, which are currently subleased, must undergo certain maintenance and repairs before the aircraft are transferred to a new lessee. The net effect of the MD11 gain and the B747 reserve on domestic and international operating income was immaterial. The combined effect of these aircraft-related items contributed approximately $.03 per share for the quarter, net of applicable variable compensation and income taxes.

Revenues

    The following table shows a comparison of revenues (in millions):

                                       Three Months Ended
                                            August 31,
                                    -----------------------          Percent
                                      1997           1996             Change
                                    --------       --------          --------
U.S. domestic express. . . . . . .  $  2,335       $  1,908            +22%
International Priority (IP). . . .       655            541            +21
International Express Freight
 (IXF) and Airport-to-
 Airport (ATA) . . . . . . . . . .       151            137            +10
Charter, Logistics services
 and other . . . . . . . . . . . .       156            106            +47
                                    --------       --------
                                    $  3,297       $  2,692            +22
                                    --------       --------
                                    --------       --------

    The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):


                                                 Three Months Ended
                                                      August 31,
                                                 ------------------   Percent
                                                   1997      1996      Change
                                                 --------  --------   --------
U.S. domestic express:
    Average daily packages . . . . . . . . .      2,692     2,297       +17%
    Revenue per package  . . . . . . . . . .     $13.55    $12.98       + 4

IP:
    Average daily packages . . . . . . . . .        246       209       +18
    Revenue per package  . . . . . . . . . .     $41.56    $40.37       + 3

IXF/ATA:
    Average daily pounds . . . . . . . . . .      2,652     2,340       +13
    Revenue per pound. . . . . . . . . . . .     $  .89    $  .92       - 3


    The current quarter's increase in the Company's U.S. domestic package volume was augmented by additional volume resulting from the UPS strike. At the same time, yield increased 4% largely from the effects of the strike-related volume, much of which was near list price and above-average weight per package. Average weight per package also increased due to the roll-out of FedEx Express Saver, a three-day, deferred service. Continuing yield-management initiatives, including pursuing price increases on low-yielding accounts and discontinuing unprofitable accounts, also positively impacted yields. Management expects to retain a portion of the strike-related volume causing U.S. domestic package volumes to grow at rates similar to those experienced in the past two years. Management believes that U.S. domestic yields should remain stable year over year during the remainder of 1998 due to continued effects of yield-management actions and the introduction of distance-based pricing. Actual results may vary depending on the impact of competitive pricing changes, including distance-based pricing, customer responses to yield management initiatives and changing customer demand patterns.

    In the quarter ended August 31, 1996, the expiration of the air transportation excise tax added $28 million and 1% to U.S. domestic revenues and yields, respectively. The excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The Company was not obligated to pay the tax during the periods in which it was expired. The excise tax was reenacted by Congress effective March 7, 1997, and in August 1997, it was extended for 10 years through September 30, 2007.

    The Company's IP revenues and volumes continued to experience strong growth during the quarter. Yields also increased during the quarter compared to the same period of the prior year. Management expects these revenue and volume trends to continue through the remainder of 1998, with yields remaining relatively constant. Actual IP results will depend on the impact of international economic conditions, actions by the Company's competitors, and regulatory conditions for international aviation rights.

    The Company's airfreight volume increased year-over-year, while yield experienced a year-over-year decline. IXF volumes (a space-confirmed, time-definite service) increased 30% for the quarter, but yields declined 6% for the same period. ATA volumes (a lower-priced, space-available service) decreased 10% for the quarter, with yields lower by 5% for the same period. Management expects airfreight yields to continue to decline, year-over-year, through the balance of the fiscal year. Actual results, however, will depend on the impact of international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.

Operating Expenses

    Salaries and employee benefits increased 18% for the quarter as a result of volume-related growth and increased provisions under the Company's performance-based, incentive compensation plans. Also included in the current quarter's expense is a $25 million special appreciation bonus for U.S. operations employees for their extra efforts during the UPS strike.

    Rentals and landing fees increased 8% for the quarter. This increase is primarily due to additional leased aircraft in the Company's fleet. As of August 31, 1997, the Company had 82 wide-bodied aircraft under operating lease compared with 76 as of August 31, 1996. The current quarter's expense is net of approximately half of a $17 million net gain resulting from the destruction of an MD11 aircraft in an accident in July. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1998 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

    Fuel expense increased 13% for the quarter primarily due to an increase in gallons consumed (13%). The first quarter's increase in fuel expense includes payments made under contracts which limit the Company's exposure to fluctuations in jet fuel prices.

    Effective August 1, 1997, the Company lifted its temporary 2% fuel surcharge that had been in place on U.S. domestic shipments except FedEx SameDay service and including Puerto Rico and all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

    Maintenance and repairs expense increased 15% for the quarter. The increase is due primarily to higher year-over-year engine maintenance on A310 and DC10 aircraft and the majority of the additional reserve for the disposition of B747 aircraft, as discussed above. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the Company's increasing fleet size, aging fleet and variety of aircraft types.

    Other operating expenses increased 31% for the quarter primarily due to expenses related to volume growth and expenses necessitated by the additional strike volume, including the transportation of packages by third parties, temporary manpower, uniforms and supplies and programming services. The cost of sales of engine noise reduction kits also increased year over year.

Operating Income

    The Company's consolidated operating income increased 103% for the quarter ended August 31, 1997 from the prior year.

    U.S. domestic operating income was $241 million for the quarter, compared with $126 million for the prior year. Volume growth (17%) and yield improvements (4%), partially offset by an increase in cost per package (1%), resulted in a rise in operating income. As noted above, U.S. domestic operating results were significantly impacted by the UPS strike. Also included in U.S. domestic operating income was an incremental $22 million from the sales of aircraft engine noise reduction kits compared to last year's first quarter.
U.S. domestic margin for the quarter was 9.9%, compared to 6.5% for the same period in the prior year.

    The Company's international operating income was $23 million for the quarter, compared with $4 million for the prior year. The increase was attributable to strong growth in the Company's IP and IXF volumes partially offset by lower airfreight yields, increased provisions for variable compensation and higher aircraft lease and maintenance and repairs expenses. International operating margin for the quarter was 2.7%, compared to 0.5% for the same period in the prior year.

Other Income and Expense and Income Taxes

    An increase in net interest expense of 19% for the quarter was due to higher debt levels.

    Other, net for the quarter ended August 31, 1997, includes a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997, as discussed above.


FINANCIAL CONDITION

Liquidity

    Cash and cash equivalents totaled $210 million at August 31, 1997, and increased $88 million since May 31, 1997. Cash provided from operations was $207 million compared with $279 million for the same period in the prior year. The Company has a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flow from operations, its commercial paper program and the revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

Capital Resources

    The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunication equipment, package handling facilities and sort equipment. The amount and timing of capital additions are dependent on various factors including volume growth, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

    Capital expenditures for the first three months of 1998 totaled $366 million and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. In comparison, prior year expenditures totaled $273 million and included three A310s, vehicles and ground support equipment, and customer automation and computer equipment. An MD11 purchased in February 1997 was sold and leased back in the current quarter. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

    In July 1997, $20 million of Memphis-Shelby County Airport Authority ("MSCAA") Special Facilities Revenue Bonds were issued. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982B bonds on September 2, 1997. Also in July 1997, the Company issued $250 million of unsecured senior notes with a maturity date of July 1, 2097, under the Company's July 1996 shelf registration with the Securities and Exchange Commission.

    Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the 1997 Annual Meeting of Stockholders held on September 29, 1997, the Company's stockholders elected the Class II Directors to serve for a three-year term expiring at the 2000 Annual Meeting. The tabulation of votes with respect to each nominee for office was:

           Nominee                                   For        Withheld
    -----------------------                      -----------    --------
    Ralph D. DeNunzio                            101,694,774    415,713
    Charles T. Manatt                            101,376,288    734,199
    George J. Mitchell                           101,678,171    432,316
    Jackson W. Smart, Jr.                        101,679,619    412,868
    Joshua I. Smith                              101,701,788    408,699

    The stockholders also approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock from 200,000,000 shares to 400,000,000 shares by a vote of 95,413,344 to 6,527,973 with 169,170 abstentions and broker non-votes. The stockholders also approved the Company's 1997 Stock Incentive Plan by a vote of 97,294,880 to 4,362,970 with 452,637 abstentions and broker non-votes. The stockholders also ratified the Board of Directors' designation of Arthur Andersen LLP as independent auditors for the fiscal year ended May 31, 1998 by a vote of 101,815,089 to 146,946 with 148,452 abstentions and broker non-votes.

    The stockholders defeated a stockholder proposal concerning guidelines and reporting provisions for certain political contributions made by the Company by a vote of 3,174,933 in favor of the proposal to 83,086,141 against with 6,067,469 abstentions and broker non-votes. Finally, the stockholders defeated a stockholder proposal concerning declassification of the Board of Directors by a vote of 35,956,654 in favor of the proposal to 49,859,934 against with 6,445,043 abstentions and broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

    Exhibit
    Number    Description of Exhibit
    -------   ----------------------
    10.1      Letter Agreement No. 3 dated July 15, 1997, amending the
              Modification Services Agreement dated September 16, 1996, between
              McDonnell Douglas Corporation and Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

    10.2 Eighteenth Supplemental Lease Agreement dated as of July 1, 1997, between the Authority and Registrant.

    11.1      Statement re Computation of Earnings Per Share.

    12.1      Computation of Ratio of Earnings to Fixed Charges.

    15.1      Letter re Unaudited Interim Financial Statements.


(b) Reports on Form 8-K.

    During the quarter ended August 31, 1997, the Registrant filed four Current Reports on Form 8-K. The first report was dated June 11, 1997 and filed under
Item 5, Other Events and reported developments in certain class-action lawsuits against the Company.

    The second report was dated June 30, 1997 and filed under Item 5, Other Events. The report contained the Registrant's press release dated June 30, 1997 announcing its fourth quarter and fiscal year end financial results and its related computation of Ratio of Earnings to Fixed Charges.

    The third report was dated July 7, 1997 and filed under Item 7, Financial Statements and Exhibits. The report contained documents related to the issuance of unsecured senior notes.

    The fourth report was dated August 8, 1997 and filed under Item 5, Other Events and reported an insurance settlement on a destroyed aircraft.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FEDERAL EXPRESS CORPORATION
                                               (Registrant)



Date:     October 14, 1997                 /s/ Michael W. Hillard
                                       ------------------------------
                                       MICHAEL W. HILLARD
                                       VICE PRESIDENT & CONTROLLER
                                       (PRINCIPAL ACCOUNTING OFFICER)

                                    EXHIBIT INDEX


Exhibit
Number   Description Of Exhibit
------   ----------------------

10.1 Letter Agreement No. 3 dated July 15, 1997, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.2 Eighteenth Supplemental Lease Agreement dated as of July 1, 1997, between the Authority and Registrant.

11.1     Statement re Computation of Earnings Per Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

15.1     Letter re Unaudited Interim Financial Statements.