Form 10-Q
period 1997-11-30
FEDERAL EXPRESS CORP
filed 1998-01-13
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1997, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                   Outstanding Shares at December 31, 1997
Common Stock, par value $.10 per share               115,592,203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES


                                        INDEX


                            PART I.  FINANCIAL INFORMATION

                                                                         PAGE

Condensed Consolidated Balance Sheets
   November 30, 1997 and May 31, 1997. . . . . . . . . . . . . . . . .     3-4

Condensed Consolidated Statements of Income
   Three and Six Months Ended November 30, 1997 and 1996 . . . . . . .       5

Condensed Consolidated Statements of Cash Flows
   Six Months Ended November 30, 1997 and 1996 . . . . . . . . . . . .       6

Notes to Condensed Consolidated Financial Statements . . . . . . . . .    7-10

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants . . . . . . . . . . . . . . . . .      11

Report of Independent Public Accountants . . . . . . . . . . . . . . .      12

Management's Discussion and Analysis of Results of Operations
   and Financial Condition . . . . . . . . . . . . . . . . . . . . . .   13-18



                             PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .      19


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-1

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                     November 30,
                                                        1997           May 31,
                                                     (Unaudited)        1997
                                                    -------------   -----------
                                                         (In thousands)

Current Assets:
   Cash and cash equivalents . . . . . . . . . .    $   193,177     $  122,023
   Receivables, less allowance for doubtful
      accounts of $41,439,000 and $36,175,000. .      1,746,587      1,512,939
   Spare parts, supplies and fuel. . . . . . . .        351,816        313,337
   Deferred income taxes . . . . . . . . . . . .        168,396        149,158
   Prepaid expenses and other. . . . . . . . . .         41,608         35,132
                                                    -----------     ----------
        Total current assets . . . . . . . . . .      2,501,584      2,132,589
                                                    -----------     ----------


Property and Equipment, at Cost (Note 6) . . . .     10,332,684      9,818,936
   Less accumulated depreciation and
      amortization . . . . . . . . . . . . . . .      5,486,146      5,196,856
                                                    -----------     ----------
        Net property and equipment . . . . . . .      4,846,538      4,622,080
                                                    -----------     ----------


Other Assets:
   Goodwill. . . . . . . . . . . . . . . . . . .        357,849        365,327
   Equipment deposits and other assets (Note 6).        419,908        505,490
                                                    -----------     ----------

        Total other assets . . . . . . . . . . .        777,757        870,817
                                                    -----------     ----------


                                                    $ 8,125,879     $7,625,486
                                                    -----------     ----------
                                                    -----------     ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                     November 30,
                                                        1997           May 31,
                                                     (Unaudited)        1997
                                                    -------------   -----------
                                                         (In thousands)

Current Liabilities:
   Current portion of long-term debt (Note 3). .    $   274,545     $  126,666
   Accounts payable. . . . . . . . . . . . . . .        867,555        828,421
   Accrued expenses (Note 2) . . . . . . . . . .      1,112,565      1,007,696
                                                    -----------     ----------

        Total current liabilities. . . . . . . .      2,254,665      1,962,783
                                                    -----------     ----------

Long-Term Debt, Less Current Portion (Note 3). .      1,286,568      1,397,954
                                                    -----------     ----------

Deferred Income Taxes. . . . . . . . . . . . . .        169,498        159,165
                                                    -----------     ----------

Other Liabilities. . . . . . . . . . . . . . . .      1,205,616      1,143,070
                                                    -----------     ----------

Commitments and Contingencies (Notes 6 and 7)

Common Stockholders' Investment (Note 5):
   Common Stock, $.10 par value;
      400,000,000 shares authorized;
      115,174,203 and 114,906,756
      shares issued. . . . . . . . . . . . . . .         11,517         11,491
   Other . . . . . . . . . . . . . . . . . . . .      3,198,015      2,951,023
                                                    -----------     ----------

        Total common stockholders' investment. .      3,209,532      2,962,514
                                                    -----------     ----------

                                                     $8,125,879     $7,625,486
                                                    -----------     ----------
                                                    -----------     ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                                              Three Months Ended             Six Months Ended
                                                                  November 30,                  November 30,
                                                           -------------------------     --------------------------
                                                              1997           1996           1997           1996
                                                           ----------     ----------     ----------      ----------
                                                                 (In thousands, except per share amounts)
Revenues . . . . . . . . . . . . . . . . . . . . . . .     $ 3,299,159    $ 2,852,369    $ 6,596,377    $ 5,544,681
                                                           -----------    -----------    -----------    -----------
Operating Expenses:
   Salaries and employee benefits. . . . . . . . . . .       1,425,473      1,247,211      2,875,960      2,478,634
   Rentals and landing fees. . . . . . . . . . . . . .         316,479        267,209        590,947        520,577
   Depreciation and amortization . . . . . . . . . . .         208,925        190,963        411,346        381,172
   Fuel. . . . . . . . . . . . . . . . . . . . . . . .         182,383        174,453        356,163        328,000
   Maintenance and repairs . . . . . . . . . . . . . .         206,660        188,445        415,120        369,864
   Other . . . . . . . . . . . . . . . . . . . . . . .         745,434        599,161      1,468,831      1,151,589
                                                           -----------    -----------    -----------     ----------
                                                             3,085,354      2,667,442      6,118,367      5,229,836
                                                           -----------    -----------    -----------     ----------


Operating Income . . . . . . . . . . . . . . . . . . .         213,805        184,927        478,010        314,845
                                                           -----------    -----------    -----------     ----------

Other Income (Expense):
   Interest, net . . . . . . . . . . . . . . . . . . .         (28,649)       (21,275)       (54,477)       (43,034)
   Other, net. . . . . . . . . . . . . . . . . . . . .            (647)        16,726          7,971         16,306
                                                           -----------    -----------    -----------     ----------
                                                               (29,296)        (4,549)       (46,506)       (26,728)
                                                           -----------    -----------    -----------     ----------

Income Before Income Taxes . . . . . . . . . . . . . .         184,509        180,378        431,504        288,117

Income Tax Provision . . . . . . . . . . . . . . . . .          77,494         76,661        181,232        122,450
                                                           -----------    -----------    -----------     ----------

Net Income . . . . . . . . . . . . . . . . . . . . . .     $   107,015    $   103,717    $   250,272    $   165,667
                                                           -----------    -----------    -----------     ----------
                                                           -----------    -----------    -----------     ----------

Earnings per Share . . . . . . . . . . . . . . . . . .     $       .91    $       .90    $      2.13    $      1.44
                                                           -----------    -----------    -----------     ----------
                                                           -----------    -----------    -----------     ----------

Common and Common Equivalent
   Shares (Note 5) . . . . . . . . . . . . . . . . . .         117,913        115,132        117,628        115,033
                                                           -----------    -----------    -----------     ----------
                                                           -----------    -----------    -----------     ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                           Six Months Ended
                                                                              November 30,
                                                                       ------------------------
                                                                          1997          1996
                                                                       ---------      ---------
                                                                            (In thousands)
Net Cash Provided by Operating Activities. . . . . . . . . . . .       $ 514,141      $ 548,701
                                                                       ---------      ---------
Investing Activities:
   Purchases of property and equipment, including
      deposits on aircraft of $6,392,000 and
      $18,894,000. . . . . . . . . . . . . . . . . . . . . . . .        (787,803)      (739,781)
   Proceeds from disposition of property
      and equipment:
         Sale-leaseback transactions . . . . . . . . . . . . . .         162,900         80,400
         Reimbursements of A300 deposits . . . . . . . . . . . .         106,991         63,039
         Other dispositions. . . . . . . . . . . . . . . . . . .           8,847         27,054
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .          29,462         25,231
                                                                       ---------      ---------
Net cash used in investing activities. . . . . . . . . . . . . .        (479,603)      (544,057)
                                                                       ---------      ---------

Financing Activities:
   Proceeds from debt issuances. . . . . . . . . . . . . . . . .         267,105         15,497
   Principal payments on debt. . . . . . . . . . . . . . . . . .        (234,952)        (7,678)
   Proceeds from stock issuances . . . . . . . . . . . . . . . .           8,007          6,123
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .          (3,544)          (312)
                                                                       ---------      ---------
Net cash provided by financing activities. . . . . . . . . . . .          36,616         13,630
                                                                       ---------      ---------

Net increase in cash and cash equivalents. . . . . . . . . . . .          71,154         18,274
Cash and cash equivalents at beginning of period . . . . . . . .         122,023         93,419
                                                                       ---------      ---------

Cash and cash equivalents at end of period . . . . . . . . . . .       $ 193,177      $ 111,693
                                                                       ---------      ---------
                                                                       ---------      ---------

Cash payments for:
   Interest (net of capitalized interest). . . . . . . . . . . .       $  51,171      $  45,481
                                                                       ---------      ---------
                                                                       ---------      ---------
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .       $ 234,668      $ 101,662
                                                                       ---------      ---------
                                                                       ---------      ---------

Non-cash investing and financing activities:
   Fair value of assets surrendered under
      exchange agreements (with two airlines). . . . . . . . . .       $  59,718      $       -
   Fair value of assets acquired under
      exchange agreements. . . . . . . . . . . . . . . . . . . .          47,606              -
                                                                       ---------      ---------
   Fair value of assets receivable under
      exchange agreements. . . . . . . . . . . . . . . . . . . .       $  12,112      $       -
                                                                       ---------      ---------
                                                                       ---------      ---------



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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of November 30, 1997, the consolidated results of their operations for the three- and six-month periods ended November 30, 1997 and 1996, and their consolidated cash flows for the six-month periods ended November 30, 1997 and 1996. Operating results for the three- and six-month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

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


(2)  ACCRUED EXPENSES

                                        November 30,
                                           1997           May 31,
                                        (Unaudited)        1997
                                        ------------   ----------
                                             (In thousands)

     Compensated absences.............  $  247,345     $  234,284
     Insurance........................     235,142        207,059
     Taxes other than income taxes....     153,302        143,541
     Employee benefits................     152,309        108,679
     Salaries.........................     129,835        101,694
     Aircraft overhaul................      77,142         84,006
     Interest.........................      35,895         28,165
     Other............................      81,595        100,268
                                        ----------     ----------

                                        $1,112,565     $1,007,696
                                        ----------     ----------
                                        ----------     ----------

(3)  LONG-TERM DEBT

                                                    November 30,
                                                        1997           May 31,
                                                    (Unaudited)         1997
                                                    ------------    ----------
                                                         (In thousands)

     Unsecured notes payable, interest rates of
        6.25% to 10.57%, due through 2098. . . . .   $1,172,092     $  928,525
     Unsecured sinking fund debentures, interest
        rate of 9.63%, due through 2020. . . . . .       98,495         98,461
     Commercial paper, effective interest
        rate of 5.75%. . . . . . . . . . . . . . .            -        200,904
     Capital lease obligations and tax exempt bonds,
        due through 2017, interest rates of
        5.35% to 8.30% . . . . . . . . . . . . . .      253,425        255,100
        Less bond reserves . . . . . . . . . . . .        9,024         11,096
                                                     ----------     ----------
                                                        244,401        244,004
     Other debt, interest rates of 9.68% to 9.98%.       46,125         52,726
                                                     ----------     ----------
                                                      1,561,113      1,524,620
        Less current portion . . . . . . . . . . .      274,545        126,666
                                                     ----------     ----------
                                                     $1,286,568     $1,397,954
                                                     ----------     ----------
                                                     ----------     ----------

     The Company has a revolving credit agreement with domestic and foreign banks that provides for a commitment of $1,000,000,000 through May 31, 2000, all of which was available at November 30, 1997. Interest rates on borrowings under this agreement are generally determined by maturities selected and prevailing market conditions. Commercial paper borrowings are backed by unused commitments under this revolving credit agreement and reduce the amount available under the agreement. Commercial paper borrowings are classified as long-term based on the Company's ability and intent to refinance such borrowings.

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


(4)  PREFERRED STOCK

     The Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of Series Preferred Stock. The stock is issuable in series which may vary as to certain rights and preferences and has no par value. As of November 30, 1997, none of these shares had been issued.


(5)  COMMON STOCKHOLDERS' INVESTMENT

     During the six-month period ended November 30, 1997, 327,450 shares of common and treasury stock were issued under employee incentive plans at prices ranging from $17.25 to $52.88 per share. During the same period, the Company acquired 60,000 shares of its common stock at a cost of $59.07 per share.

     On September 29, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 200,000,000 to 400,000,000 shares.

(6)  COMMITMENTS

     As of November 30, 1997, the Company's purchase commitments for the remainder of 1998 and annually thereafter under various contracts are as follows (in thousands):

                                       Aircraft-
                         Aircraft      Related(1)   Other(2)       Total
                         --------      ----------   --------     --------
     1998 (remainder)    $116,900       $242,200    $399,900     $759,000
     1999                 405,700        245,300      91,400      742,400
     2000                 369,500        339,600      13,300      722,400
     2001                 278,000        219,000           -      497,000
     2002                  38,000        114,700           -      152,700

     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 12 Airbus A300s, four Airbus A310s, one DC10, six MD11s and 50 Ayers ALM 200s to be delivered through 2002. Deposits and progress payments of $35,300,000 have been made toward these purchases. The Company may be required to purchase seven additional MD11s for delivery beginning no later than 2000 under a put option agreement.

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

     During the quarter ended November 30, 1997, the Company acquired one Airbus A300 under an operating lease. This aircraft was included as a purchase commitment as of May 31, 1997. At the time of delivery, the Company sold its right to purchase this aircraft to a third party who reimbursed the Company for its deposit on the aircraft and paid additional consideration. The Company then entered into an operating lease with the third party who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1997 for the five Airbus A300s and two MD11s, purchased (in 1997 and 1998) and subsequently sold and leased back, are as follows (in thousands):

               1998                          $ 18,500
               1999                            40,600
               2000                            40,600
               2001                            40,600
               2002                            40,600
               Thereafter                     850,100


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

     A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on the Company's motion on September 23, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by Federal law. The plaintiffs have appealed. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

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


(8)  SUBSEQUENT EVENT

     On October 6, 1997, the Company announced it signed a definitive agreement to acquire Caliber System, Inc. and its subsidiaries (Caliber). The transaction will be accounted for as a pooling of interests. A new holding company, FDX Corporation (FDX), will be formed and will exchange 0.8 shares of its common stock for each share of Caliber stock and one share of its common stock for each share of Federal Express Corporation stock.

     On January 9, 1998, the Caliber shareholders approved the transaction and on January 12, 1998, the Company's stockholders approved the issuance of FDX shares in connection with the transaction, which is expected to be completed in late January 1998.

                REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          BY INDEPENDENT PUBLIC ACCOUNTANTS




     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1997, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1997 and 1996, included herein, as indicated in their report thereon included on page 12.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1997 and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





Memphis, Tennessee,
January 12, 1998

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     For the three months ended November 30, 1997, the Company recorded net income of $107 million ($.91 per share) on revenues of $3.3 billion compared with net income of $104 million ($.90 per share) on revenues of $2.9 billion for the same period in the prior year. For the six months ended November 30, 1997, the Company recorded net income of $250 million ($2.13 per share) on revenues of $6.6 billion compared with net income of $166 million ($1.44 per share) on revenues of $5.5 billion for the same period in the prior year. Operating profits for the second quarter and year-to-date periods reflect increased express package volumes and yields, partially offset by the incremental costs of handling these additional packages.

     The year-to-date results of operations include the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, the Company delivered approximately 800,000 additional U.S. domestic express packages per day. It is difficult to estimate with precision the impact of this additional volume. However, the Company has retained a portion of this volume. The Company analytically calculated that the volume not retained at the end of the first quarter contributed approximately $150 million in U.S. domestic revenues to that quarter. This additional revenue, net of applicable variable compensation, income taxes and variable costs, but not allocated fixed costs, resulted in an estimated additional $.25 to $.30 per share to the first quarter's earnings.

     Also in the year-to-date period, the Company realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. This gain was almost equally divided between operating and non-operating income. An unrelated expense, which partially offset this gain, was an addition of $9 million to an operating reserve for the disposition of leased B747 aircraft. These aircraft, which are currently subleased, must undergo certain maintenance and repairs before the aircraft are transferred to a new lessee. The net effect of the MD11 gain and the B747 reserve on domestic and international operating income was immaterial. The combined effect of these aircraft-related items contributed approximately $.03 per share for the first quarter of 1998, net of applicable variable compensation and income taxes.

     During the prior year's second quarter, domestic operating income included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter. A $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996 was included in 1997's second quarter other income.

Revenues

     The following table shows a comparison of revenues (in millions):



                                                            Three Months                   Six Months
                                                                Ended                         Ended
                                                             November 30,                  November 30,
                                                           ----------------     Percent  ----------------     Percent
                                                            1997      1996      Change    1997      1996      Change
                                                           ------    ------     -------  ------    ------     -------
     U.S. domestic express . . . . . . . . . . . . . .     $2,266    $1,970       +15    $4,601    $3,878       +19

     International Priority (IP) . . . . . . . . . . .        699       585       +19     1,354     1,126       +20
     International Express Freight
        (IXF) and Airport-to-Airport
        (ATA). . . . . . . . . . . . . . . . . . . . .        166       162       + 2       317       299       + 6
     Charter, Logistics services
        and other. . . . . . . . . . . . . . . . . . .        168       135       +24       324       242       +34
                                                           ------    ------              ------    ------
                                                           $3,299    $2,852       +16    $6,596    $5,545       +19
                                                           ------    ------              ------    ------
                                                           ------    ------              ------    ------

     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):


                                                            Three Months                   Six Months
                                                                Ended                         Ended
                                                             November 30,                  November 30,
                                                           ----------------     Percent  ----------------     Percent
                                                            1997      1996      Change    1997      1996      Change
                                                           ------    ------     -------  ------    ------     -------
     U.S. domestic express:
        Average daily packages . . . . . . . . . . . .     2,732     2,485      +10      2,712     2,390       +13
        Revenue per package. . . . . . . . . . . . . .    $13.17    $12.58      + 5     $13.36    $12.78       + 5

     IP:
        Average daily packages . . . . . . . . . . . .       265       225      +18         256      217       +18
        Revenue per package. . . . . . . . . . . . . .    $41.89    $41.28      + 1     $41.73    $40.84       + 2

     IXF/ATA:
        Average daily pounds . . . . . . . . . . . . .     2,984     2,746      + 9      2,816     2,541       +11
        Revenue per pound. . . . . . . . . . . . . . .    $  .88    $  .94      - 6     $  .89    $  .93       - 4


     The increases in the Company's U.S. domestic package volume for the quarter and year-to-date periods were primarily due to rapid growth of its deferred services, including FedEx Express Saver, a three-day deferred service. In addition, the first quarter volume growth was augmented by incremental volume resulting from the UPS strike. The majority of the strike-related volume was in the deferred service category. Yields increased 5% for the quarter and year-to-date periods largely due to the effects of continuing yield-management initiatives, including pursuing price increases on low-yielding accounts and discontinuing unprofitable accounts. Also positively impacting yields was a substantial rise in average weight per package primarily due to heavier weights associated with the rapidly growing FedEx Express Saver service. Management expects total U.S. domestic package volume in 1998 to grow at a rate similar to that experienced in the past two years. Management believes that U.S. domestic yields should remain stable year over year during the remainder of 1998 due to continued effects of yield-management actions and the introduction of distance-based pricing. Actual results may vary depending on the impact of competitive pricing changes, including distance-based pricing, customer responses to yield management initiatives and changing customer demand patterns.

     For the year-to-date period ended November 30, 1996, the expiration of the air transportation excise tax added $28 million and 1% to U.S. domestic revenues and yields, respectively. The excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The Company was not obligated to pay the tax during the periods in which it was expired. The excise tax was reenacted by Congress effective March 7, 1997, and, in August 1997, it was extended for 10 years through September 30, 2007.

     The Company's IP revenues and volumes continued to experience strong growth during the quarter and year-to-date periods. Yields also increased during these periods compared to the same periods of the prior year. Management expects these revenue and volume trends to continue through the remainder of 1998, with yields remaining relatively constant. Actual IP results will depend on the impact of international economic conditions, actions by the Company's competitors, and regulatory conditions for international aviation rights.

     The Company's airfreight volumes grew year over year for the quarter and year-to-date periods, while yields experienced year-over-year declines. IXF volumes (a space-confirmed, time-definite service) increased 16% and 22% for the quarter and year-to-date periods, respectively, but yields declined 7% and 6% for the same periods. ATA volumes (a lower-priced, space-available service) decreased 4% and 7% for the quarter and year-to-date periods, respectively, with yields lower by 9% and 7% for the same periods. Management expects airfreight yields to continue to decline, year over year, through the balance of 1998. Actual results, however, will depend on the impact of international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

Operating Expenses

     Salaries and employee benefits rose 14% and 16% for the quarter and year-to-date periods, respectively, as a result of volume-related growth and increased provisions under the Company's performance-based, incentive compensation plans. Also included in the year-to-date expense was a $25 million special appreciation bonus for U.S. operations employees for their extra efforts during the UPS strike.

     Increases in rentals and landing fees of 18% and 14% for the quarter and year-to-date periods were primarily due to additional aircraft leased by the Company. Supplemental leased aircraft were also added to meet the demands of increased package volume during peak season and to replace an MD11 destroyed in July. As of November 30, 1997, the Company had 84 wide-bodied aircraft under operating lease compared with 78 as of November 30, 1996. The year-to-date expense is net of approximately half of a $17 million net gain resulting from the destruction of an MD11 aircraft in an accident in July (described above). Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1998 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense rose 5% and 9% for the quarter and year-to-date periods, respectively, due to increases in gallons consumed (15% and 14% for the quarter and year-to-date periods, respectively). The quarter and year-to-date increases in fuel expense included payments made by the Company under contracts which are designed to limit the Company's exposure to fluctuations in jet fuel prices.

     Effective August 1, 1997, the Company lifted its temporary 2% fuel surcharge that had been in place on U.S. domestic shipments except FedEx SameDay service and including Puerto Rico and all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

     Maintenance and repairs expense increased 10% and 12% for the quarter and year-to-date periods primarily due to higher year-over-year engine maintenance on B727, DC10 and A310 aircraft. The first quarter's expense includes most of an addition to an operating reserve for the disposition of B747 aircraft, as discussed above. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the Company's increasing fleet size, aging fleet and variety of aircraft types.

     Increases in other operating expenses of 24% and 28% for the quarter and year-to-date periods were primarily due to expenses related to volume growth and expenses necessitated by additional volume during the UPS strike, including the transportation of packages by third parties, temporary manpower and uniforms and supplies. The cost of sales of engine noise reduction kits and computer programming services also increased year over year.

     In 1996, the Company initiated a program to ensure Year-2000 compliance of the Company's computer systems and applications. This program has included generating awareness of the Year-2000 issue throughout the Company, inventorying affected computer systems and applications and developing a plan to modify or replace these systems and applications. In these activities, the Company estimates that it has incurred approximately $30 million to date, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses at the rate of approximately $8 to $10 million per quarter through 1999 to be Year-2000 compliant.

Operating Income

     The Company's consolidated operating income rose 16% and 52% for the quarter and year-to-date periods, respectively, from the prior year.

     U.S. domestic operating income was $167 million and $408 million for the quarter and year-to-date periods ending November 30, 1997. Prior year amounts were $141 million and $267 million for these same periods. Package volume growth for the quarter and year-to-date periods was 10% and 13%, respectively. Yield increases (4.7% and 4.5% for the quarter and year-to-date periods, respectively) partially offset by higher cost per package (4.5% and 2.7% for the quarter and year-to-date periods, respectively) contributed to the increased domestic operating income. The second quarter's increase in cost per package was primarily due to the costs associated with the rapid growth of FedEx Express Saver volumes, including the transportation of packages by third parties, increased aircraft usage and linehaul costs. During the second quarter, the Company also incurred additional expenses with the opening of a regional hub at Fort Worth Alliance Airport and a small package sort system in Memphis. As noted above, year-to-date U.S. domestic operating results were significantly impacted by the UPS strike. Sales of aircraft engine noise reduction kits contributed an incremental $8 million and $30 million to U.S. domestic operating income for the quarter and year-to-date periods, respectively. The prior year's second quarter operating income included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter. U.S. domestic margins were 7.1% and 8.5% for the quarter and year-to-date periods, respectively, compared with 6.9% and 6.7% for the same periods in the prior year.

     The Company's international operating income was $46 million and $70 million for the quarter and year-to-date periods ended November 30, 1997, respectively. Prior year amounts for these same periods were $44 million and $48 million, respectively. The increases were attributable to strong growth in the Company's IP and IXF volumes partially offset by lower airfreight yields, higher aircraft lease expense and increased provisions for variable compensation. Also offsetting revenue gains were additional start-up costs for several new international flights and the net effect of fluctuations in Asian and Brazilian currencies. International operating margins were 4.9% and 3.8% for the quarter and year-to-date periods, respectively, compared with 5.4% and 3.1% for the same periods in the prior year.

Other Income and Expense and Income Taxes

     Net interest expense rose 35% and 27% for the quarter and year-to-date periods due to higher debt levels and a lower level of capitalized interest.

     Other, net for the year-to-date period ended November 30, 1997, includes a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. Other, net for the quarter ended November 30, 1996, includes a $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $193 million at November 30, 1997, an increase of $71 million since May 31, 1997. Cash provided from operations was $514 million compared with $549 million for the same period in the prior year. The Company has a $1 billion revolving bank credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. Management believes that cash flow from operations, its commercial paper program and the revolving bank credit facility will adequately meet its working capital needs for the foreseeable future.

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

     Capital expenditures for the first six months of 1998 totaled $788 million and included two MD11s, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. Two MD11s purchased in February and June 1997 were sold and leased back in June and September 1997, respectively. In comparison, prior year expenditures totaled $740 million and included six A310s, one MD11, vehicles and ground support equipment, and customer automation and computer equipment. In September 1996, the Company sold and leased back an MD11 acquired in May 1996. For information on the Company's purchase commitments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders held on January 12, 1998, the Company's stockholders approved the issuance of FDX common shares in connection with the acquisition of Caliber System, Inc. by a vote of 90,785,468 to 307,194 with 155,009 abstentions and broker non-votes. The stockholders also approved the FDX 1997 Stock Incentive Plan by a vote of 96,914,572 to 2,495,356 with 209,898 abstentions and broker non-votes.

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

      3.1       Restated Certificate of Incorporation of Registrant, As
                Amended.

     11.1       Statement re Computation of Earnings Per Share.

     12.1       Computation of Ratio of Earnings to Fixed Charges.

     15.1       Letter re Unaudited Interim Financial Statements.


(b)  Reports on Form 8-K.

     During the quarter ended November 30, 1997, the Registrant filed two Current Reports on Form 8-K. The first report was dated September 30, 1997 and filed under Item 7, Financial Statements and Exhibits. The report contained documents related to 1997-1 Pass Through Certificates.

     The second report was dated October 6, 1997 and filed under Item 5, Other Events. The report contained the Registrant's press release dated October 6, 1997 announcing its definitive agreement to acquire Caliber System, Inc.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION
                                           (Registrant)


Date:     January 13, 1998              /s/ MICHAEL W. HILLARD
                                   ----------------------------------
                                   MICHAEL W. HILLARD
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

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