Form 10-Q
period 1998-02-28
FEDERAL EXPRESS CORP
filed 1998-04-10
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1998, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

                          COMMISSION FILE NUMBER:  1-7806


                            FEDERAL EXPRESS CORPORATION
               (Exact name of registrant as specified in its charter)


               Delaware                                71-0427007
       (State of incorporation)                     (I.R.S. Employer
                                                  Identification No.)

          2005 Corporate Avenue
          Memphis, Tennessee
          (Address of principal                          38132
          executive offices)                          (Zip Code)

                                   (901) 369-3600
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of March 31, 1998 was 1,000. The Registrant is a wholly-owned subsidiary of FDX Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES


                                       INDEX



                           PART I.  FINANCIAL INFORMATION

                                                                          PAGE

Condensed Consolidated Balance Sheets
  February 28, 1998 and May 31, 1997 . . . . . . . . . . . . . . . . .    3-4

Condensed Consolidated Statements of Income
  Three and Nine Months Ended February 28, 1998 and 1997 . . . . . . .      5

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended February 28, 1998 and 1997 . . . . . . . . . . . .      6

Notes to Condensed Consolidated Financial Statements . . . . . . . . .   7-10

Review of Condensed Consolidated Financial Statements
  by Independent Public Accountants. . . . . . . . . . . . . . . . . .     11

Report of Independent Public Accountants . . . . . . . . . . . . . . .     12

Management's Discussion and Analysis of Results of Operations
  and Financial Condition. . . . . . . . . . . . . . . . . . . . . . .  13-18



                            PART II.  OTHER INFORMATION


Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .     19


Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .     19


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-1

                    FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS




ASSETS

                                                                  February 28,
                                                                      1998          May 31,
                                                                   (Unaudited)        1997
                                                                  ------------    -----------
                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $   120,521      $  122,023
  Receivables, less allowance for doubtful accounts
       of $46,089,000 and $36,175,000. . . . . . . . . . . . . .    1,714,130       1,512,939
  Spare parts, supplies and fuel . . . . . . . . . . . . . . . .      359,350         313,337
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .      183,291         149,158
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .       86,141          35,132
                                                                  -----------      ----------
       Total current assets. . . . . . . . . . . . . . . . . . .    2,463,433       2,132,589
                                                                  -----------      ----------
Property and Equipment, at Cost (Note 5) . . . . . . . . . . . .   10,648,328       9,818,936
  Less accumulated depreciation and amortization . . . . . . . .    5,683,806       5,196,856
                                                                  -----------      ----------
       Net property and equipment. . . . . . . . . . . . . . . .    4,964,522       4,622,080
                                                                  -----------      ----------

Other Assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .      354,686         365,327
  Equipment deposits and other assets (Note 5) . . . . . . . . .      405,211         505,490
                                                                  -----------      ----------
       Total other assets. . . . . . . . . . . . . . . . . . . .      759,897         870,817
                                                                  -----------      ----------

                                                                  $ 8,187,852      $7,625,486
                                                                  -----------      ----------
                                                                  -----------      ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS





LIABILITIES AND OWNER'S EQUITY
                                                                   February 28,
                                                                        1998          May 31,
                                                                    (Unaudited)        1997
                                                                   ------------    -----------
                                                                          (In thousands)
Current Liabilities:
  Current portion of long-term debt (Note 3) . . . . . . . . . .    $  273,487      $   126,666
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       865,017          828,421
  Accrued expenses (Note 2). . . . . . . . . . . . . . . . . . .     1,083,176        1,007,696
                                                                   -----------      -----------
       Total current liabilities . . . . . . . . . . . . . . . .     2,221,680        1,962,783
                                                                   -----------      -----------
Long-Term Debt, Less Current Portion (Note 3). . . . . . . . . .     1,286,741        1,397,954
                                                                   -----------      -----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . .       172,575          159,165
                                                                   -----------      -----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . .     1,240,699        1,143,070
                                                                   -----------      -----------
Commitments and Contingencies (Notes 5 and 6)

Owner's Equity (Note 4):
  Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding . . . . .             -                -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,266,157        2,962,514
                                                                   -----------      -----------
       Total owner's equity. . . . . . . . . . . . . . . . . . .     3,266,157        2,962,514
                                                                   -----------      -----------
                                                                   $ 8,187,852      $ 7,625,486
                                                                   -----------      -----------
                                                                   -----------      -----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)




                                                           Three Months Ended        Nine Months Ended
                                                              February 28,              February 28,
                                                       -------------------------  ------------------------
                                                          1998          1997         1998         1997
                                                       ----------     ----------  ----------    ----------
                                                                         (In thousands)

Revenues . . . . . . . . . . . . . . . . . . . . .     $3,232,799     $2,906,819  $9,829,176    $8,451,500
                                                       ----------     ----------  ----------    ----------
Operating Expenses:
  Salaries and employee benefits . . . . . . . . .      1,448,313      1,298,727   4,324,273     3,777,361
  Rentals and landing fees . . . . . . . . . . . .        321,112        277,798     912,059       798,375
  Depreciation and amortization. . . . . . . . . .        214,510        195,751     625,856       576,923
  Maintenance and repairs. . . . . . . . . . . . .        211,738        176,524     626,858       546,388
  Fuel . . . . . . . . . . . . . . . . . . . . . .        185,963        189,377     542,126       517,377
  Merger expenses. . . . . . . . . . . . . . . . .         14,000              -      14,000             -
  Other. . . . . . . . . . . . . . . . . . . . . .        739,108        635,715   2,207,939     1,787,304
                                                       ----------     ----------   ----------    ----------
                                                        3,134,744      2,773,892   9,253,111     8,003,728
                                                       ----------     ----------   ----------    ----------

Operating Income . . . . . . . . . . . . . . . . .         98,055        132,927     576,065       447,772
                                                       ----------     ----------   ----------    ----------
Other Income (Expense):
  Interest, net. . . . . . . . . . . . . . . . . .        (30,024)       (23,018)    (84,501)      (66,052)
  Other, net . . . . . . . . . . . . . . . . . . .          1,027           (365)      8,998        15,941
                                                       ----------     ----------   ----------    ----------
                                                          (28,997)       (23,383)    (75,503)      (50,111)
                                                       ----------     ----------   ----------    ----------
Income Before Income Taxes . . . . . . . . . . . .         69,058        109,544     500,562       397,661

Income Tax Provision . . . . . . . . . . . . . . .         34,884         46,556     216,116       169,006
                                                       ----------     ----------   ----------    ----------
Net Income . . . . . . . . . . . . . . . . . . . .     $   34,174     $   62,988   $ 284,446    $  228,655
                                                       ----------     ----------   ---------    ----------
                                                       ----------     ----------   ---------    ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                    FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                              Nine Months Ended
                                                                                 February 28,
                                                                             -------------------
                                                                             1998           1997
                                                                           ----------     -----------
                                                                                (In thousands)
Net Cash Provided by Operating Activities. . . . . . . . . . . . . . . .   $  683,638      $  610,242
                                                                          -----------     -----------
Investing Activities:
  Purchases of property and equipment, including
    deposits on aircraft of $7,792,000 and
    $25,007,000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,189,420)     (1,111,085)
  Proceeds from disposition of property
    and equipment:
      Sale-leaseback transactions. . . . . . . . . . . . . . . . . . . .      247,852         162,400
      Reimbursements of A300 deposits. . . . . . . . . . . . . . . . . .      106,991          63,039
      Other dispositions . . . . . . . . . . . . . . . . . . . . . . . .       10,573          27,838
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       93,268          25,359
                                                                          -----------     -----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . .     (730,736)       (832,449)
                                                                          -----------     -----------
Financing Activities:
  Proceeds from debt issuances . . . . . . . . . . . . . . . . . . . . .      267,105         225,752
  Principal payments on debt . . . . . . . . . . . . . . . . . . . . . .     (235,952)         (7,761)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,443          11,138
                                                                          -----------     -----------

Net cash provided by financing activities. . . . . . . . . . . . . . . .       45,596         229,129
                                                                          -----------     -----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . .       (1,502)          6,922
Cash and cash equivalents at beginning of period . . . . . . . . . . . .      122,023          93,419
                                                                          -----------     -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . .   $  120,521      $  100,341
                                                                          -----------       ----------
                                                                          -----------      ----------

Cash payments for:
  Interest (net of capitalized interest) . . . . . . . . . . . . . . . .   $   72,712      $   54,320
                                                                          -----------      ----------
                                                                          -----------      ----------
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  297,001      $  145,669
                                                                          -----------      ----------
                                                                          -----------      ----------
Non-cash investing and financing activities:
  Fair value of assets surrendered under
    exchange agreements (with two airlines). . . . . . . . . . . . . . .   $   78,758      $   32,841
  Fair value of assets acquired under
    exchange agreements. . . . . . . . . . . . . . . . . . . . . . . . .       64,904          25,314
                                                                          -----------      ----------
  Fair value of assets receivable under
    exchange agreements. . . . . . . . . . . . . . . . . . . . . . . . .   $   13,854      $    7,527
                                                                          -----------      ----------
                                                                          -----------      ----------



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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Federal Express Corporation and subsidiaries as of February 28, 1998, the consolidated results of their operations for the three- and nine-month periods ended February 28, 1998 and 1997, and their consolidated cash flows for the nine-month periods ended February 28, 1998 and 1997. Operating results for the three- and nine-month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.

     Federal Express Corporation (the "Company") has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2)  ACCRUED EXPENSES


                                                    February 28,
                                                       1998           May 31,
                                                    (Unaudited)        1997
                                                    ------------    ----------
                                                           (In thousands)
         Compensated absences. . . . . . . . .     $  255,999      $  234,284
         Insurance . . . . . . . . . . . . . .        239,701         207,059
         Taxes other than income taxes . . . .        174,009         143,541
         Salaries. . . . . . . . . . . . . . .        108,410         101,694
         Employee benefits . . . . . . . . . .         92,694         108,679
         Aircraft overhaul . . . . . . . . . .         65,814          84,006
         Interest. . . . . . . . . . . . . . .         46,189          28,165
         Other . . . . . . . . . . . . . . . .        100,360         100,268
                                                    ----------      ----------

                                                    $1,083,176      $1,007,696
                                                    ----------      ----------
                                                    ----------      ----------


(3)  LONG-TERM DEBT



                                                   February 28,
                                                       1998           May 31,
                                                    (Unaudited)        1997
                                                   ------------     ----------
                                                          (In thousands)
  Unsecured notes payable, interest rates of
     6.25% to 10.57%, due through 2098 . . . . .    $1,171,206      $  928,525
  Unsecured sinking fund debentures, interest
     rate of 9.63%, due through 2020 . . . . . .        98,512          98,461
  Commercial paper, effective interest
     rate of 5.75% . . . . . . . . . . . . . . .             -         200,904
  Capital lease obligations and tax exempt bonds,
     due through 2017, interest rates of
     5.35% to 8.30%. . . . . . . . . . . . . . .       253,425         255,100
     Less bond reserves. . . . . . . . . . . . .         9,024          11,096
                                                    ----------       ----------
                                                       244,401         244,004
  Other debt, interest rates of 9.68% to 9.98% .        46,109          52,726
                                                    ----------       ----------
                                                     1,560,228       1,524,620
     Less current portion. . . . . . . . . . . .       273,487         126,666
                                                    ----------       ----------
                                                    $1,286,741      $1,397,954
                                                    ----------       ----------
                                                    ----------       ----------

     In July 1997, the Memphis-Shelby County Airport Authority ("MSCAA") issued $20,105,000 of 5.35% Special Facilities Revenue Bonds. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982B 8.3% bonds on September 2, 1997. The 1997 bonds have a maturity date of July 1, 2012. The Company is obligated under an operating lease agreement with MSCAA to pay rentals equal to the principal and interest on the bonds.

     In July 1997, the Company issued $250,000,000 of 7.6% unsecured senior notes due July 1, 2097, under its July 1996 shelf registration with the Securities and Exchange Commission.


(4)  OWNER'S EQUITY

     On January 27, 1998, the Company became a wholly-owned subsidiary of FDX Corporation in connection with its acquisition of Caliber System, Inc. ("Caliber"). The acquisition was accounted for as a pooling of interests. FDX Corporation exchanged 0.8 shares of its common stock for each share of Caliber common stock. Each share of the Company's common stock was automatically converted into one share of FDX Corporation common stock. As a part of the transaction, the Company was recapitalized with 1,000 shares of common stock, $.10 par value. Owner's equity for prior periods has been restated to reflect the Company's change in capitalization.

(5)  COMMITMENTS

     As of February 28, 1998, the Company's purchase commitments for the remainder of 1998 and annually thereafter under various contracts are as follows (in thousands):



                                       Aircraft-
                         Aircraft      Related(1)     Other(2)         Total
                         --------      ----------     --------         -----
    1998 (remainder)   $ 26,400       $181,800       $304,900        $513,100
    1999                405,700        280,400        183,600         869,700
    2000                369,500        400,800         15,000         785,300
    2001                278,000        393,000              -         671,000
    2002                 38,000        188,500            200         226,700



     (1) Primarily aircraft modifications, rotables and spare parts and engines.

     (2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 12 Airbus A300s, two Airbus A310s, five MD11s and 50 Ayres ALM 200s to be delivered through 2002. Deposits and progress payments of $34,142,000 have been made toward these purchases.

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

     During the nine-month period ended February 28, 1998, the Company acquired five Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1997. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1997 for the five Airbus A300s and three MD11s, purchased (in 1997 and 1998) and subsequently sold and leased back, are as follows (in thousands):


                        1998                      $ 18,500
                        1999                        47,200
                        2000                        48,300
                        2001                        46,400
                        2002                        46,400
                        Thereafter                 964,700


     In March 1998, put options were exercised by an airline requiring the Company to purchase seven MD11s for a total purchase price of $416,000,000. Delivery of the aircraft will begin in 2000.

(6)  LEGAL PROCEEDINGS

     Customers of the Company have filed four separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The complaint in the Alabama case also alleges that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired again on December 31, 1996.

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

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The excise tax was then reenacted by Congress effective March 7, 1997. The expiration of the tax relieved the Company of its obligation to pay the tax during the periods of expiration. The Taxpayer Relief Act of 1997, signed by President Clinton in August 1997, extended the tax for 10 years through September 30, 2007.

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

               REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         BY INDEPENDENT PUBLIC ACCOUNTANTS



     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1998, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended
February 28, 1998 and 1997, included herein, as indicated in their report thereon included on page 12.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholder of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of February 28, 1998 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                         Arthur Andersen LLP


Memphis, Tennessee,
March 25, 1998

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION


     On January 27, 1998, Federal Express Corporation ("the Company") and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of a newly formed holding company, FDX Corporation ("FDX"). In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received 0.8 shares of FDX common stock for each share of Caliber stock. Each share of the Company's common stock was automatically converted into one share of FDX common stock. The accompanying financial statements have been restated as if the Company had always been owned by FDX.

RESULTS OF OPERATIONS

     For the three months ended February 28, 1998, the Company recorded net income of $34 million on revenues of $3.2 billion compared with net income of $63 million on revenues of $2.9 billion for the same period in the prior year. For the nine months ended February 28, 1998, the Company recorded net income of $284 million on revenues of $9.8 billion compared with net income of $229 million on revenues of $8.5 billion for the same period in the prior year. The decline in net income for the quarter reflects an international operating loss and expenses related to the acquisition of Caliber of $14 million (discussed below), moderated by strong U.S. domestic results. Year-to-date results reflect increased express package volumes and revenue per package (yield), partially offset by the incremental costs of handling these additional packages.

     Current quarter results included $14 million of expenses related to the acquisition of Caliber. These expenses were primarily investment banking fees.

     The year-to-date results of operations included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, the Company delivered approximately 800,000 additional U.S. domestic express packages per day. It is difficult to estimate with precision the impact of this additional volume. However, the Company has retained a portion of this volume. The Company analytically calculated that the volume not retained at the end of the first quarter contributed approximately $150 million in U.S. domestic revenues to that quarter.

     Also in the year-to-date period, the Company realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. This gain was almost equally divided between operating and non-operating income. An unrelated expense, which partially offset this gain, was an addition of $9 million to an operating reserve for the disposition of leased B747 aircraft.
In recording the additional reserve, maintenance and repairs and rentals and landing fees expenses were increased. These aircraft, which were subleased, are undergoing certain maintenance and repairs before being transferred to a new lessee. The net effect of the MD11 gain and the B747 reserve on domestic and international operating income was immaterial.

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

Revenues

     The following table shows a comparison of revenues (in millions):


                                                   Three Months                   Nine Months
                                                      Ended                         Ended
                                                   February 28,                   February 28,
                                                ----------------    Percent    ---------------     Percent
                                                 1998       1997     Change     1998     1997      Change
                                                ------    ------    -------    ------   ------     ------
  U.S. domestic express. . . . . . . . .        $2,301    $2,062      +12      $6,902    $5,940     +16

  International Priority (IP). . . . . .           663       586      +13       2,018     1,712     +18
  International Express Freight
       (IXF) and Airport-to-Airport
       (ATA) . . . . . . . . . . . . . .           140       150      - 7         456       450     + 1
  Charter, Logistics services
       and other . . . . . . . . . . . .           129       109      +19         453       350     +30
                                                ------    ------               ------    ------

                                                $3,233    $2,907      +11      $9,829    $8,452     +16
                                                ------    ------               ------    ------
                                                ------    ------               ------    ------


     The following table shows a comparison of selected express and airfreight (IXF/ATA) statistics (in thousands, except dollar amounts):

                                                  Three Months                   Nine Months
                                                     Ended                         Ended
                                                  February 28,                   February 28,
                                                ----------------    Percent    ---------------    Percent
                                                 1998       1997     Change     1998     1997      Change
                                                ------    ------    -------    ------   ------     ------
U.S. domestic express:
  Average daily packages . . . . . . . .         2,819     2,623     + 7       2,747     2,467     +11
  Revenue per package. . . . . . . . . .        $12.95    $12.48     + 4      $13.22    $12.67     + 4

IP:
  Average daily packages . . . . . . . .           255       226     +13         255       220     +16
  Revenue per package. . . . . . . . . .        $41.28    $41.22       -      $41.58    $40.97     + 1

IXF/ATA:
  Average daily pounds . . . . . . . . .         2,690     2,474     + 9       2,775     2,519     +10
  Revenue per pound. . . . . . . . . . .        $  .82    $  .96     -15      $  .87    $  .94     - 7

     The increases in the Company's U.S. domestic package volume for the quarter and year-to-date periods were primarily due to continued rapid growth of its deferred services, including FedEx Express Saver, a three-day deferred service. In addition, the first quarter volume growth was augmented by incremental volume resulting from the UPS strike. The majority of the strike-related volume was in the deferred service category. Yields increased 4% for the quarter and year-to-date periods largely due to the effects of continuing yield management initiatives, including pursuing price increases on low-yielding accounts and discontinuing unprofitable accounts. Also positively impacting yields was a substantial rise in average weight per package primarily due to heavier weights associated with the rapidly growing FedEx Express Saver service. Management expects total U.S. domestic package volume in 1998 to grow at a rate similar to that experienced in the past two years. Management believes that U.S. domestic yields should remain stable or increase slightly year over year during the remainder of 1998 due to continued effects of yield-management actions and the introduction of distance-based pricing. In addition, the Company implemented a 3% to 4% price increase targeted to list price and standard discount matrix customers for U.S. domestic shipments effective February 15, 1998. Actual results may vary depending on the impact of competitive pricing changes, including distance-based pricing, customer responses to yield management initiatives and changing customer demand patterns.

     The expiration of the air transportation excise tax added $21 million and $49 million to U.S. domestic revenues for the quarter and year-to-date periods ended February 28, 1997, respectively, and 1% to U.S. domestic yields for each of these same periods. The excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The Company was not obligated to pay the tax during the periods in which it was expired. The excise tax was reenacted by Congress effective March 7, 1997, and, in August 1997, it was extended for 10 years through September 30, 2007.

     The Company's IP revenue and volume year-over-year growth rates slowed to 13% for the quarter and were 18% and 16%, respectively, for the year-to-date period. Slower growth in the current quarter was primarily due to weakness in Asian markets. Yields remained stable during these periods compared to the same periods of the prior year. For the fourth quarter of 1998, management expects revenue and volume growth to approximate current quarter levels, with yields remaining relatively constant. Actual IP results will depend on the impact of international economic conditions, actions by the Company's competitors, and regulatory conditions for international aviation rights.

     The Company's airfreight volumes grew year over year for the quarter and year-to-date periods, while yields experienced year-over-year declines. IXF volumes (a space-confirmed, time-definite service) increased 15% and 20% for the quarter and year-to-date periods, respectively, but yields declined 16% and 10% for the same periods. ATA volumes (a lower-priced, space-available service) decreased 2% and 5% for the quarter and year-to-date periods, respectively, with yields lower by 14% and 10% for the same periods. Management expects airfreight yields to continue to decline, year over year, through the balance of 1998. Actual results, however, will depend on the impact of international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.


Operating Expenses

     Salaries and employee benefits rose 12% and 14% for the quarter and year-to-date periods, respectively, primarily as a result of volume-related growth. In addition, increased provisions under the Company's performance-based, incentive compensation plans contributed to the year-to-date rise. Also included in the year-to-date expense was a $25 million special appreciation bonus for U.S. operations employees for their extra efforts during the UPS strike.

     Increases in rentals and landing fees of 16% and 14% for the quarter and year-to-date periods were primarily due to additional aircraft leased by the Company. Supplemental leased aircraft were also added to meet the demands of increased package volume during peak season and to replace an MD11 destroyed in July. As of February 28, 1998, the Company had 85 wide-bodied aircraft under operating lease compared with 79 as of February 28, 1997. The year-to-date expense is net of approximately half of a $17 million net gain resulting from the destruction of an MD11 aircraft in an accident in July (described above). Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1998 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

     Fuel expense fell 2% for the quarter and rose only 5% for the year-to-date period due to declines in average jet fuel price per gallon (14% and 8% for the quarter and year-to-date periods, respectively), partially offset by increases in gallons consumed (11% and 13% for the quarter and year-to-date periods, respectively). The quarter and year-to-date fuel expense included payments made by the Company under contracts which are designed to limit the Company's exposure to fluctuations in jet fuel prices.

     Effective August 1, 1997, the Company lifted its temporary 2% fuel surcharge that had been in place on U.S. domestic shipments except FedEx SameDay service and including Puerto Rico and all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

     Maintenance and repairs expense increased 20% and 15% for the quarter and year-to-date periods primarily due to higher year-over-year engine maintenance on B727, DC10 and A310 aircraft. As discussed above, most of the increase in an operating reserve for the disposition of B747 aircraft was recorded in the first quarter as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the Company's increasing fleet size, aging fleet and variety of aircraft types.

     Increases in other operating expenses of 16% and 24% for the quarter and year-to-date periods were primarily volume related, including transportation of packages by third parties, temporary manpower and professional fees for the quarter and year-to-date periods. The cost of sales of engine noise reduction kits also increased year over year for both periods.

     In 1996, the Company initiated a program to address Year-2000 compliance issues relating to the Company's computer systems and applications. This program has included generating awareness of the Year-2000 issue throughout the Company, inventorying affected computer systems and applications and developing a plan to modify or replace these systems and applications as well as investigating the Year-2000 compliance levels of entities supplying goods or services or doing business with the Company. The Company is seeking to raise the level of Year-2000 awareness among entities doing business with the Company and to determine the impact of their level of Year-2000 compliance on the Company. In these activities, the Company estimates that it has incurred approximately $40 million to date, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses at the rate of approximately $10 to $12 million per quarter through 1999 to be Year-2000 compliant.

Operating Income

     The Company's consolidated operating income decreased 26% for the quarter ended February 28, 1998, from the prior year while year-to-date consolidated operating income increased 29% compared with the prior year.

     U.S. domestic operating income was $105 million and $513 million for the quarter and year-to-date periods ending February 28, 1998. Prior year amounts were $99 million and $366 million for these same periods. Package volume growth (7% and 11% for the quarter and year-to-date periods, respectively) and yield improvements (3.8% and 4.3% for the quarter and year-to-date periods, respectively) were partially offset by higher cost per package (4.3% and 3.2% for the quarter and year-to-date periods, respectively). The increases in cost per package were primarily due to the costs associated with the rapid growth of FedEx Express Saver volumes, including the transportation of packages by third parties and increased aircraft usage and linehaul costs. Also included in the third quarter were $14 million of expenses related to the acquisition of Caliber, effective January 27, 1998. During the second quarter, the Company incurred additional expenses with the opening of a national hub at Fort Worth Alliance Airport and a small package sort system in Memphis. As noted above, year-to-date U.S. domestic operating results were significantly impacted by the UPS strike. Sales of aircraft engine noise reduction kits contributed an incremental $8 million and $38 million to U.S. domestic operating income for the quarter and year-to-date periods, respectively, compared with the same periods in the prior year. The prior year's second quarter operating income included a $13.5 million pre-tax benefit from the settlement of a Tennessee personal property tax matter. U.S. domestic margins were 4.4% and 7.2% for the quarter and year-to-date periods, respectively, compared with 4.7% and 6.0% for the same periods in the prior year.

     The Company's international operations reported an operating loss of $7 million for the third quarter and operating income of $63 million for the year-to-date period. Prior year amounts for these same periods were operating income of $34 million and $82 million, respectively. Despite strong growth in the Company's IP and IXF volumes, international operations experienced an operating loss in the third quarter and a lower operating margin for the year-to-date period primarily due to higher salaries and wages and aircraft lease expense. Lower airfreight yields for the quarter and year-to-date periods also negatively impacted international results. Also offsetting revenue gains were additional start-up costs for several new international flights and the net effect of foreign currency fluctuations. International operating margins were (0.8)% and 2.4% for the quarter and year-to-date periods, respectively, compared with 4.3% and 3.5% for the same periods in the prior year.


Other Income and Expense and Income Taxes

     Net interest expense rose 30% and 28% for the quarter and year-to-date periods, respectively, due to a lower level of capitalized interest and slightly higher debt levels.

     Other, net for the year-to-date period ended February 28, 1998, includes a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. Other, net for the year-to-date period ended February 28, 1997, includes a $17.1 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

     The Company's effective tax rates of 50.5% and 43.2% for the quarter and year-to-date periods, respectively, compare with a rate of 42.5% for both of these periods in the prior year. The current year rates reflect the effect of certain one-time, merger-related costs which are nondeductible for federal and state income tax purposes. Excluding the impact of these nondeductible costs, the effective tax rate was 42.0% for both the quarter and year-to-date periods.


FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $121 million at February 28, 1998, a decrease of $2 million since May 31, 1997. Cash provided from operations was $684 million compared with $610 million for the same period in the prior year. Management believes that cash flow from operations and the commercial paper program and revolving bank credit facility of FDX will adequately meet the Company's working capital needs for the foreseeable future.

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

     Capital expenditures for the first nine months of 1998 totaled $1.2 billion and included three MD11s, two A310s, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. Three MD11s purchased in February, June and November 1997 were sold and leased back in June and September 1997 and February 1998, respectively. In comparison, prior year expenditures totaled $1.1 billion and included nine A310s, two MD11s, vehicles and ground support equipment, and customer automation and computer equipment.
In September and December 1996, the Company sold and leased back two MD11s acquired in May and September 1996, respectively. For information on the Company's purchase commitments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Note 6 Legal Proceedings in Part I is hereby incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number         Description of Exhibit
     -------        ----------------------
     3.1            Restated Certificate of Incorporation of Registrant, as
                    amended.

     10.1           Letter Agreement No. 5 dated January 12, 1998, amending the
                    Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                    Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.2           Letter Agreement No. 6 dated March 16, 1998, amending the
                    Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                    Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     10.3           Letter Agreement No. 7 dated February 26, 1998, amending the
                    Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                    Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

     12.1           Computation of Ratio of Earnings to Fixed Charges.

     15.1           Letter re Unaudited Interim Financial Statements.

(b)  Reports on Form 8-K.

     During the quarter ended February 28, 1998, the Registrant filed one Current Report on Form 8-K. The report was dated February 26, 1998 and filed under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The report contained documents related to 1997-1 Pass Through Certificates.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION
                                          (Registrant)



Date:     April 10, 1998                /s/ MICHAEL W. HILLARD
                                   -----------------------------------
                                   MICHAEL W. HILLARD
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                   EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------
 3.1      Restated Certificate of Incorporation of Registrant, as amended.

10.1      Letter Agreement No. 5 dated January 12, 1998, amending the
          Modification Services Agreement dated September 16, 1996, between
          McDonnell Douglas Corporation and Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.2      Letter Agreement No. 6 dated March 16, 1998, amending the Modification
          Services Agreement dated September 16, 1996, between McDonnell Douglas
          Corporation and Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
          24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

10.3      Letter Agreement No. 7 dated February 26, 1998, amending the
          Modification Services Agreement dated September 16, 1996, between
          McDonnell Douglas Corporation and Registrant. Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

12.1      Computation of Ratio of Earnings to Fixed Charges.

15.1      Letter re Unaudited Interim Financial Statements.