Form 10-K405
period 1998-05-31
FEDERAL EXPRESS CORP
filed 1998-08-21
CIK 230211

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended May 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________.

                         COMMISSION FILE NUMBER 1-7806

                          FEDERAL EXPRESS CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                         71-0427007
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

2005 CORPORATE AVENUE, MEMPHIS, TENNESSEE                         38132
  (Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (901) 369-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class         Name of each exchange on which registered
      -------------------         -----------------------------------------
             NONE                                   NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]        No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The Registrant is a wholly-owned subsidiary of FDX Corporation, a Delaware corporation ("FDX"), and there is no market for the Registrant's common stock, par value $.10 per share ("Common Stock"). As of August 17, 1998, 1,000 shares of the Registrant's Common Stock were outstanding.

  The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K, and is filing this form with the reduced disclosure format pursuant to General Instruction I(2).

================================================================================

                               TABLE OF CONTENTS

                                                                                       PAGE
                                              PART I

ITEM 1.      Business.................................................................    1
ITEM 2.      Properties...............................................................    8
ITEM 3.      Legal Proceedings........................................................   11
ITEM 4.      Submission of Matters to a Vote of Security Holders......................   12

                                              PART II

ITEM 5.       Market for the Registrant's Common Stock and Related Stockholder Matters   12
ITEM 6.       Selected Financial Data.................................................   12
ITEM 7.       Management's Discussion and Analysis....................................   13
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk..............   20
ITEM 8.       Financial Statements and Supplementary Data.............................   21
ITEM 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..................................   40

                                              PART III

ITEM 10.      Directors and Executive Officers of the Registrant......................   40
ITEM 11.      Executive Compensation..................................................   40
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..........   40
ITEM 13.      Certain Relationships and Related Transactions..........................   40

                                              PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   40


                       FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule..............  S-1
SCHEDULE II   Valuation and Qualifying Accounts.......................................  S-2


EXHIBIT INDEX.........................................................................  E-1


                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

   Federal Express Corporation ("FedEx" or the "Company") was incorporated in Delaware on June 24, 1971 and began operations in 1973. The Company offers a wide range of express services, providing rapid, reliable, time-definite delivery of documents, packages and freight to more than 210 countries. The Company connects areas of the world that generate 90 percent of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. The Company's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make the Company the world's largest express-distribution company, providing fast, reliable service for nearly three million shipments each business day.

   FDX Corporation ("FDX") was incorporated in Delaware on October 2, 1997. On January 27, 1998, the Company and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of FDX. In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received 0.8 shares of FDX common stock for each share of Caliber common stock. Each share of the Company's common stock was automatically converted into one share of FDX common stock. FedEx is the largest of the FDX subsidiaries.

RECENT DEVELOPMENTS

   During fiscal year 1997, the Company announced plans to develop an 89-acre site in suburban Memphis, Tennessee comprising nine separate buildings with more than 1.1 million square feet of space. The office campus is designed to consolidate many administrative and training functions currently spread throughout the Memphis metropolitan area. When completed by late fall of 2001, the office campus will bring together approximately 3,700 employees from more than 100 work groups.

   In October 1997, the Company achieved re-certification of ISO 9001 registration for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. The Company is the only express transportation company to receive worldwide certification of its systems. The ISO 9000 quality standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO 9000.

   Also in October 1997, the Company announced that it had selected Miami International Airport as the site for a new $50 million hub for its Latin America and Caribbean operations. Construction on the 189,000 square foot facility began in spring 1998. The Miami hub will include the proprietary FedEx Expressclear/(SM)/ system which facilitates the customs clearance of most inbound shipments prior to a flight's arrival. When completed, the Miami hub will allow the Company to offer expanded next business day service between the major markets of Latin America, the United States, Canada and Mexico, as well as two business day service to Europe and Asia.

   In the first quarter of 1998, the Company announced the only next business day 10:30 a.m. express cargo service from Asia to the United States. The Company introduced a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cut transit times across the Pacific in half for the Company's customers -- from 48 to 24 hours -- who ship from Asia to North America. The FedEx International Priority/(R)/ service is backed by the Company's money-back guarantee. The new flight schedule also enabled the Company to offer its Asian customers later pickup times for connections through the company's AsiaOne/(R)/ hub in Subic Bay, The Philippines, to 13 major Asian markets. Also in the first quarter 1998, the Company announced three new international service enhancements: a flat-rate box for shipping by FedEx International Priority, an expansion of FedEx International Economy/(R)/ service, and lower rates from the United States to major Canadian markets.

   In March 1998, the Company expanded its services by offering customers a Sunday delivery option. FedEx Priority Overnight/(R)/ service now provides delivery by 3:00 p.m. on Sunday to select zip codes in 50 top United States metropolitan areas.

FEDEX SERVICES

   Detailed information about all of the Company's services can be found on the Company's Internet web site at www.fedex.com. The Company offers four U.S. domestic overnight delivery services: FedEx First Overnight/(R)/, FedEx Priority Overnight/(R)/, FedEx Standard Overnight/(R)/ and FedEx Overnight Freight/(R)/. Overnight document and package service extends to virtually the entire United States population and overnight freight service covers all major and most medium-size metropolitan areas. Packages and documents are either picked up from shippers by FedEx couriers or are dropped off by shippers at FedEx facilities, FedEx World Service Centers,/(R)/ FedEx/(R)/ Drop Boxes, FedEx ShipSites/(R)/ or FedEx Authorized ShipCenters/(R)/ strategically located throughout the country.

   Four U.S. domestic deferred services are available for less urgent shipments:
FedEx 2Day/(R)/, FedEx 2Day Freight/(R)/, FedEx Express Saver/(R)/ and FedEx Express Saver/(R)/ Freight. FedEx SameDay/(R)/ service is for urgent shipments to virtually any U.S. destination.

   U.S. domestic overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. The Company's employees handle virtually every shipment from origin to destination.

   In addition to the services discussed above, the Company offers various international package and document delivery services and international freight services, including: FedEx International First/(SM)/, FedEx International Priority, FedEx International Priority DirectDistribution/(SM)/, FedEx International Economy/(R)/, FedEx International Priority Freight/(R)/, FedEx International Economy Freight/(R)/, FedEx Expressclear/(SM)/ Electronic Customs Clearance, FedEx International Broker Select/(R)/, FedEx International Priority Plus/(R)/, FedEx International Express Freight/(R)/, FedEx International Mail Service/(R)/ and FedEx International Airport-to-Airport /(SM)/.

CHARTER SERVICES AND CRAF PARTICIPATION

   The Company offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in the Company's scheduled operations. In addition to providing these charter services, the Company participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the Department of Defense may requisition for military use certain of the Company's wide-bodied aircraft in the event of a declared need, including a national emergency. The Company is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, the Company is entitled to bid on peacetime military cargo charter business. The Company, together with a consortium of other carriers, currently contracts with the United States Government for charter flights. The Company, while continuing to participate in the CRAF program and continuing to bid on military charters with respect to the carriage of cargo, discontinued military passenger flights at the end of September 1992.

   The Company offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in the Company's scheduled operations. During fiscal 1998, revenues from charter operations accounted for approximately 0.7% of the Company's total revenues and approximately 0.6% and 0.9% of total revenues during fiscal 1997 and 1996, respectively.

LOGISTICS AND ELECTRONIC COMMERCE

   Logistics and Electronic Commerce ("LEC"), formerly Logistics, Electronic Commerce and Catalog, is a division of the Company which offers information-rich, technology-based products and services which facilitate the movement of goods throughout the order management process. LEC focuses on markets where delivering high-speed, time-definite, information-intensive solutions provide significant customer value. In 1998, LEC further expanded its information systems focus to solutions that enable customers to do business electronically -- ranging from order-entry to after-sales support. The combination of these electronic commerce capabilities and the Company's global transportation and information network allow the Company's customers to create or redesign their supply chains to reduce cost and improve service to their customers.

   LEC offers the Company's customers several products and services. FedEx interNetShip/(SM)/ provides shipment processing capability within the United States on the World Wide Web. From the Company's World Wide Web page (www.fedex.com), shippers can retrieve precise details on the status of their shipments any time of day from anywhere in the world. The Company also offers FedEx Ship/(R)/ software, free of charge, that can be used on a personal computer. FedEx Ship allows customers to generate plain paper airbills on a laser printer, track shipments, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers. FedEx PowerShip/(R)/ 2, is a stand alone automated shipping system which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, FedEx offers FedEx PowerShip Plus/(R)/ software, which performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort/(R)/ is an automated shipping system which is automatically updated with FedEx's system information, such as routing codes and rates. FedEx PowerShip 3/(R)/ enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping.

PRICING

   The Company periodically publishes list prices in its Service Guides for the majority of its services. In general, during fiscal 1998, U.S. domestic shipping rates were based on the service selected, weight, size, any ancillary charge and whether or not the shipment is picked up by a Company courier or dropped off by
the customer at a Company location.   International rates are based on the type
of service provided and vary with size, weight and destination. The Company offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by the Company. In general, the more revenue a particular customer produces, the greater the discount. Of the Company's more than two million current customers, a significant portion participates in the Company's discount program.

   To more closely align the Company's rates with its transportation costs, the Company introduced distance-based pricing effective July 1, 1997 for U.S. shipments. The rates are based on the weight and size of the shipment, the distance between the shipper and the recipient and the service commitment.

SERVICE REVENUES

   The following table shows the amount of revenues generated for each class of service offered for the fiscal years ending May 31 (amounts in thousands):

                                                    1998                 1997                  1996
                                                    ----                 ----                  ----
FedEx Priority Overnight                         $ 4,852,164          $ 4,485,317            $ 4,170,254
FedEx Standard Overnight                           1,958,047            1,758,462              1,616,538
FedEx  2Day                                        2,179,188            1,621,643              1,365,430
U.S. domestic freight services                       337,098              207,729                132,122
International priority services                    2,731,140            2,351,096              1,996,827
International freight services                       597,861              604,472                554,143
Charter                                               87,902               72,330                 92,389
LEC and other*                                       511,441              418,701                345,916
                                                 -----------          -----------            -----------
Total                                            $13,254,841          $11,519,750            $10,273,619
                                                 ===========          ===========            ===========

_________________________
* Includes revenues generated by the specialized services summarized above under "Logistics and Electronic Commerce." Also includes revenues from sales of aircraft engine noise-reduction kits and non-U.S. intra-country operations.

SEASONALITY OF BUSINESS

   The Company's express package business and international airfreight business are both seasonal in nature. Historically, the U.S. domestic package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. markets, peaks in October and November due to U.S. domestic holiday sales. The latter part of the Company's third fiscal quarter and late summer, being post winter-holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

OPERATIONS

   The Company's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 615 aircraft, approximately 40,900 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites, FedEx Authorized ShipCenters and sophisticated package tracking, billing and communications systems.

   The Company's primary U.S. domestic sorting facility, the SuperHub located in Memphis, serves as the center of the Company's multiple hub-and-spokes U.S. domestic system. A second national hub is located in Indianapolis. In addition to these national hubs, the Company operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Alaska and Subic Bay, The Philippines serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Tokyo, Charles de Gaulle Airport in Paris, Stansted Airport outside London and Pearson Airport in Toronto.

   Throughout its worldwide network, the Company operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, the Company operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. The Company has also formed alliances with certain retailers to extend this customer convenience network to over 11,000 drop-off sites in retail stores. In international regions where low package traffic makes the Company's direct presence less economical, Global Service Participants have been selected to complete deliveries.

   The Company has an advanced package tracking and billing system, FedEx COSMOS/(R)/, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within the Company's system. For international shipments, the Company has developed FedEx Expressclear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

FUEL SUPPLIES AND COSTS

   During fiscal 1998, the Company purchased aviation fuel from various suppliers under contracts which vary in length from 12 to 36 months and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices which may fluctuate daily. Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for the Company's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on the Company.

   In the past three years, the Company has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. The Company hedges its exposure to jet fuel price market risk only on a conservative, limited basis. No such contracts were outstanding as of May 31, 1998. See Note 11 of Notes to Consolidated Financial Statements.

The following table sets forth the Company's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:


                             TOTAL COST         PERCENTAGE OF TOTAL
         FISCAL YEAR       (IN THOUSANDS)        OPERATING EXPENSE
         -----------       --------------        -----------------
            1998              $570,959                 4.6%
            1997               557,533                 5.2
            1996               461,401                 4.8
            1995               394,225                 4.5
            1994               374,561                 4.7

  Approximately 20% of the Company's requirement for vehicle fuel is purchased in bulk. The remainder of the Company's requirement is satisfied by retail purchases with various discounts. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

COMPETITION

  The U.S. domestic express market is highly competitive and sensitive to both price and service. Competitors in this market include other express package concerns, principally United Parcel Service of America, Inc. ("UPS") and Airborne Express, passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and the United States Postal Service.

  The international express package and freight markets are also highly competitive. The ability to compete effectively internationally depends upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. The Company currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables the Company to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. However, many of the Company's competitors in the international market are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than the Company. The Company's principal competitors in the international market are foreign national air carriers, United States passenger airlines and all-cargo airlines and other express package companies including UPS and DHL Worldwide Express.

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

  GROUND

  The ground transportation performed by the Company is integral to its air transportation services. Prior to January 1996, the Company conducted its interstate motor carrier operations pursuant to common and contract carrier authorities issued by the Interstate Commerce Commission ("ICC"). The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the DOT.

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

EMPLOYEES

  At June 30, 1998, the Company employed approximately 88,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 21% are employed in Memphis. Employees of the Company's international branches and subsidiaries in the aggregate comprise approximately 12% of all employees. The Company believes its relationship with its employees is excellent.

  Negotiations between the FedEx Pilots Association ("FPA") and the Company led to a tentative collective bargaining agreement in December 1997. By a vote of 56% to 44%, the FPA rejected that agreement on March 11, 1998. In the months following the rejection of the tentative agreement, the FPA installed a new negotiating committee and the FPA president resigned. Formal negotiations aimed at achieving a comprehensive collective bargaining agreement resumed in late July 1998.

  Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although the Company cannot predict the outcome of these labor activities or their effect on the Company or its employees, if any, the Company is responding to these organization attempts.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

  For information concerning financial results for the Company's U.S. domestic and international operations for the three years ended May 31, 1998, 1997 and 1996, refer to Note 9 of Notes to Consolidated Financial Statements.


ITEM 2.  PROPERTIES

   The Company's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES

   The Company's aircraft fleet at June 30, 1998 consisted of the following:


                                                            MAXIMUM GROSS
                                                          STRUCTURAL PAYLOAD
DESCRIPTION                          NUMBER             (POUNDS PER AIRCRAFT)*
-----------                          ------             ----------------------
McDonnell Douglas MD11                26**                     198,500
McDonnell Douglas DC10-30             22**                     172,000
McDonnell Douglas DC10-10             47**                     142,000
Airbus A300-600                       25**                     117,700
Airbus A310-200                       39**                      74,200
Boeing B727-200                       95**                      59,500
Boeing B727-100                       68**                      38,000
Fokker F27-500                        24                        14,000
Fokker F27-600                         8                        12,500
Cessna 208B                          251                         3,500
Cessna 208A                           10                         3,000
                                   -----
 Total                               615
_________________________
* Maximum gross structural payload includes revenue payload and container weight.
**25 MD11, 17 DC10-30, four DC10-10, 25 A300, 16 A310, 13 B727-200 and five
B727-100 aircraft are subject to operating leases.

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

   At June 30, 1998, the Company operated approximately 40,900 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS

   At June 30, 1998, the Company was committed under various contracts to purchase 11 Airbus A300, 34 MD11 and 50 Ayers ALM 200 aircraft to be delivered through 2007.

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

SORTING AND HANDLING FACILITIES

   At July 1, 1998, the Company operated the following sorting and handling facilities:

                                                         SORTING                                     LEASE
                                          SQUARE        CAPACITY                                  EXPIRATION
        LOCATION             ACRES         FEET        (PER HOUR)*            LESSOR                 YEAR
        --------             -----         ----        -----------            ------               ---------
NATIONAL
Memphis, Tennessee            479         3,074,440      465,000            Memphis-Shelby           2012
                                                                            County Airport
                                                                              Authority

Indianapolis, Indiana         120           645,000      153,000          Indianapolis Airport       2016
                                                                               Authority

REGIONAL

Fort Worth, Texas             168           641,000       74,000           Fort Worth Alliance       2014
                                                                            Airport Authority

Newark, New Jersey             56           503,800      142,000           Port Authority of New     2010
                                                                            York and New Jersey

                                                         SORTING                                     LEASE
                                          SQUARE        CAPACITY                                  EXPIRATION
        LOCATION             ACRES         FEET        (PER HOUR)*            LESSOR                 YEAR
        --------             -----         ----        -----------            ------               ---------
REGIONAL
Oakland, California            21           191,000       50,000              City of Oakland        2011

METROPOLITAN

Los Angeles, California        25           130,000       53,000            City of Los Angeles      2009

Chicago, Illinois              55           419,000       15,000              City of Chicago        2018

Anchorage, Alaska+             42           208,000        4,200          Alaska Department of       2013
                                                                           Transportation and
                                                                            Public Facilities
INTERNATIONAL
Subic Bay,                     18           300,000       16,000               Subic Bay             2002
The Philippines++                                                         Metropolitan Authority

________________________
*    Documents and packages
+    Handles international express package and freight shipments to and from
     Asia, Europe and North   America.
++   Handles intra-Asia express package and freight shipments.

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

   In addition to the facilities noted above, the Company has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Charles de Gaulle Airport in Paris, France, Stansted Airport
outside London, England and Pearson Airport in Toronto, Canada.   During 1997,
construction began on the Company's new European sorting hub at Charles de Gaulle Airport which is expected to open in 2000. The Fort Worth hub became operational in September 1997. Also, new, larger facilities were opened in 1998 at the new Chek Lap Kok airport in Hong Kong, CKS International Airport in Taiwan and Dubai Airport, United Arab Emirates.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

   The Company has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by the Company. The Company also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. During fiscal year 1997, the Company began construction on an office campus in Collierville, Tennessee for its information and telecommunications division, and announced plans to build a headquarters office campus in East Shelby County, Tennessee. See also Item 1, "Business - Recent Developments."

   The Company owns 13 and leases 707 facilities for city station operations in the United States. In addition, 159 city stations are owned or leased throughout the Company's international network. The majority of these leases are for terms of five to ten years. The Company believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of July 1, 1998, the Company leased space for 391 FedEx World Service Centers in the United States and had placed approximately 31,000 Drop Boxes. The Company also owns stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 189 were operating at July 1, 1998. Internationally, the Company leases space for 46 FedEx World Service Centers and has approximately 964 FedEx Drop Boxes.

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


ITEM 3.  LEGAL PROCEEDINGS

   Customers of the Company have filed four separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The stay was lifted in July 1998. The complaint in the Alabama case also alleges that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired again on December 31, 1996.

   A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on the Company's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs have appealed. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

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

   In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by the Company in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill which operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of contamination. The EPA estimates that approximately 0.1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992 which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and the Company to the partial-settlement escrow account. All outstanding issues are not expected to be resolved for several years. Due to several variables which are beyond the Company's control, it is impossible to accurately estimate the Company's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, the Company believes that its remaining liability will not be material.

   The Company and its subsidiaries are subject to other legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

   The Company is a wholly-owned subsidiary of FDX and there is no market for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

   Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Introduction and Recent Developments

   The Company was incorporated in Delaware on June 24, 1971 and began operations in 1973. On January 27, 1998, the Company and Caliber System, Inc. ("Caliber") became wholly-owned subsidiaries of FDX Corporation ("FDX"). In this transaction, which was accounted for as a pooling of interests, Caliber shareholders received 0.8 shares of FDX common stock for each share of Caliber common stock. Each share of the Company's common stock was automatically converted into one share of FDX common stock. The accompanying financial statements have been restated as if the Company had always been owned by FDX.

FEDEX SERVICES

   The Company offers a wide range of express services, providing rapid, reliable, time-definite delivery of documents, packages and freight to more than 210 countries. The Company connects areas of the world that generate 90 percent of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. The Company's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make the Company the world's largest express-distribution company, providing fast, reliable service for nearly three million shipments each business day.

RESULTS OF OPERATIONS

   The Company's net income for 1998 was $421 million compared with $361 million and $308 million for 1997 and 1996, respectively. Year-over-year improvements in the Company's consolidated results for the past three years reflect double-digit growth of its express delivery package volume and slight improvements in U.S. domestic revenue per package (yield). In 1998, U.S. domestic margins improved as yields increased at a higher rate than cost per package. However, international margins declined in the face of diminished airfreight revenues, foreign currency fluctuations and rising expenses.

  NON-RECURRING ITEMS

   Results of operations included various non-recurring items which affected reported earnings for 1998 and 1997 as discussed below.

   Current year results included $14 million of expenses related to the acquisition of Caliber. These expenses were primarily investment banking fees.

   A significant non-recurring item impacting 1998's results of operations was the Teamsters strike against UPS in August 1997. During the 12 operating days of the strike, the Company delivered approximately 800,000 additional U.S. domestic express packages per day. While it is difficult to estimate with precision the impact of this additional volume, the Company has retained a portion of this volume. The Company analytically calculated that the volume not retained at the end of the first quarter contributed approximately $150 million in U.S. domestic revenues to that quarter.

   The Company recorded two aircraft-related items in the current year. The Company realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. This gain was recorded in operating and non-operating income in substantially equal amounts. An unrelated expense, which partially offset this gain, was an addition of $9 million to an operating reserve for the disposition of leased B747 aircraft. In recording the additional reserve, maintenance and repairs and rentals and landing fees expenses were increased. These aircraft, which were subleased, underwent certain maintenance and repairs before being transferred to a new lessee. The net effect of the MD11 gain and the B747 reserve on the Company's domestic and international operating income was immaterial.

   The Company's 1997 results included a $15 million pre-tax benefit to operating income from the settlement of a Tennessee personal property tax matter and a $17 million gain in non-operating income from an insurance settlement for a DC10 destroyed by fire in September 1996.

   REVENUES

   The following table shows a comparison of revenues for the years ended
May 31:

In millions                                                                                      Percent Change
                                     1998              1997               1996            1998/1997          1997/1996
                                     ----              ----               ----            ---------          ---------
U.S. domestic express              $ 9,326            $ 8,073            $ 7,284                +16                +11
International Priority (IP)          2,731              2,351              1,997                +16                +18
International Express
Freight (IXF) and
Airport-to-Airport (ATA)               598                605                554                - 1                + 9
FedEx Air Charter                       88                 72                 92                +21                -22
Logistics services                      99                 99                 94                  -                + 5
Other*                                 413                320                253                +29                +27
                                   =======            =======            =======
                                   $13,255            $11,520            $10,274                +15                +12

______________________
* Includes the sale of engine noise reduction kits.

   The following table shows a comparison of selected shipment statistics for the years ended May 31:

In thousands, except dollar amounts                                                            Percent Change
                                       1998             1997             1996           1998/1997          1997/1996
                                       ----             ----             ----           ---------          ---------
U.S. domestic express:
   Average daily packages              2,767            2,490            2,246              +11              +11
   Revenue per package                $13.27           $12.77           $12.67              + 4              + 1

IP:
   Average daily packages                259              226              192              +15              +18
   Revenue per package                $41.45           $40.91           $40.58              + 1              + 1

IXF/ATA:
   Average daily pounds                2,770            2,542            2,144              + 9              +19
   Revenue per pound                  $  .85           $  .94           $ 1.01              -10              - 7

   In 1998, the Company's U.S. domestic package volumes increased on a year-over-year basis primarily due to rapid growth of its deferred services, including the Company's FedEx Express Saver. This growth was augmented by incremental UPS strike-related volume, the majority of which was in the deferred service category. Excluding the effects of a temporary 2% fuel surcharge and expiration of the air cargo transportation tax on 1997 yields, the Company's U.S. domestic yields rose 5% in 1998 as a result of continuing yield-management actions. These actions included pursuing price increases on low-yielding accounts, discontinuing unprofitable accounts, increasing average weight per package and implementing a 3% to 4% price increase targeted to list price and standard discount matrix customers for U.S. domestic shipments effective February 15, 1998.

   The expiration of the air cargo transportation excise tax added approximately $50 million to U.S. domestic revenues and 1% to U.S. domestic yields in both 1997 and 1996. The tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The Company was not obligated to pay the tax during the periods in which it was expired. The excise tax was reenacted by Congress effective March 7, 1997, and, in August 1997, it was extended for 10 years through September 30, 2007.

   The Company's IP service continued to experience double-digit growth in average daily volumes and revenues, with yields remaining relatively constant. Current year volume growth slowed to 15% year-over-year, primarily due to weakness in Asian markets.

   In 1998 and 1997, the Company's international non-express airfreight revenues were a significant factor in determining international profitability. The Company uses ATA airfreight service (a lower-priced, space-available service) to fill space on international flights not used by express services such as IP or IXF. In 1998, weakness in Asian economies and continued downward pressure on yields resulted in lower non-express airfreight prices and revenues than in 1997. In 1997, airfreight revenues increased year-over-year due to the Company's expansion in international markets, despite excess market capacity and downward pressure on yields.

   The increases in the Company's other revenue in 1998 and 1997 were primarily attributable to increased sales of engine noise reduction kits.

   OPERATING EXPENSES

   Volume growth and expansion of the Company's operations resulted in a trend of rising operating expenses. Presented below are year-over-year percentage changes in selected operating expenses:

                                                      Percent Change
                                           1998/1997                  1997/1996
                                           ---------                  ---------
Salaries and employee benefits                +14                        +10
Rentals and landing fees                      +14                        +12
Depreciation and amortization                 + 9                        + 8
Maintenance and repairs                       +17                        +15
Fuel                                          + 3                        +19
Other                                         +20                        +15

     Total Operating Expenses                 +15                        +12


   Salaries and employee benefits expense rose primarily due to higher employment levels associated with volume growth. Increased provisions under the Company's performance-based incentive compensation plans in 1998 and 1997 and a $25 million special appreciation bonus in 1998 for U.S.

operations employees for their extra efforts during the UPS strike also contributed to the increases in salaries and employee benefits expense.

   Rentals and landing fees increased primarily due to additional aircraft leased by the Company. As of May 31, 1998, the Company had 86 wide-bodied aircraft under operating lease compared with 78 as of May 31, 1997, and 74 as of May 31, 1996. Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1999 and thereafter.

   In the past three years, the Company's aircraft fleet has increased resulting in a corresponding rise in maintenance expense. The rise in maintenance and repairs expense for 1998 was primarily due to higher engine maintenance expense on B727, DC10 and A310 aircraft. As discussed above, most of the 1998 increase in an operating reserve for the disposition of B747 aircraft was recorded as maintenance and repairs expense. In 1997, the Company experienced higher engine maintenance expense on MD11 and A310 aircraft.

   The Company expects a predictable pattern of aircraft maintenance and repairs expense. However, unanticipated maintenance events will occasionally disrupt this pattern, resulting in periodic fluctuations in maintenance and repairs expense. Given the Company's increasing fleet size, aging fleet and variety of aircraft types, management believes that maintenance and repairs expense will continue a trend of year-over-year increases for the foreseeable future.

   Fuel expense rose only slightly in 1998 as average jet fuel price per gallon
fell 10% and gallons consumed increased 13%.   Fuel expense increased in 1997
due to a 12% and 8% rise in average jet fuel price per gallon and gallons consumed, respectively. In 1997, the increase in average price per gallon of jet fuel was due to higher jet fuel prices and a 4.3 cents per gallon excise tax on aviation fuel, used domestically, which became effective October 1, 1995.
For the past three years, fuel expense included amounts received and paid by the Company under contracts which are designed to limit the Company's exposure to fluctuations in jet fuel prices.

   In order to mitigate the impact of the increase in jet fuel prices experienced in 1997, the Company implemented fuel surcharges on airfreight shipments, effective December 1, 1996, for shipments out of Europe and selected Asian countries. Additionally, the Company implemented fuel surcharges, effective December 15, 1996, for airfreight shipments originating in the United States, Latin America and the remaining parts of Asia, except those to the People's Republic of China and Hong Kong. These surcharges were discontinued effective April 15 or June 1, 1997, depending on the origin country. The Company also implemented a temporary 2% fuel surcharge, effective February 3, 1997, on U.S. domestic shipments except FedEx Same Day service and including Puerto Rico. This surcharge also applied to all U.S. export IP shipments, except those to the People's Republic of China and Hong Kong. This surcharge was lifted on August 1, 1997.

   Increases in other operating expenses for 1998 and 1997 were primarily due to expenses related to volume growth and, in 1998, expenses necessitated by additional volume during the UPS strike, including transportation of packages by third parties, temporary manpower and uniforms and supplies. The cost of sales of engine noise reduction kits also increased in 1998 and 1997.

   The Company's work on the Year 2000 ("Y2K") computer compliance issue began in 1996. The Company's Y2K compliance program consists of five parts: inventory, assessment, renovation, testing and implementation. The Company has conducted an inventory and assessment of remediation required for business-critical information technology applications. Project plans have been created, and progress is being monitored on an ongoing basis. Upon completion, validation of these efforts will be performed by an internal, independent process. The Company's goal is to have the majority of these business-critical information technology applications Y2K compliant by December 31, 1998. The Company is also in the process of completing Company-wide inventory, assessment and remediation project plans for business-critical personal computers and software, user applications and embedded-chip systems. The Company's goal is to have the majority of these business-critical components Y2K compliant by May 31, 1999.

   The Company is investigating the Y2K compliance status of its vendors, suppliers and affiliates via the Company's own internal vendor compliance effort. The Company will carry out this task through a Company-wide effort, assisted by consultants, to address internal issues, and jointly with industry trade groups, to address issues related to third parties which are common to air carriers.

   The Company has incurred approximately $50 million to date, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses of approximately $100 million in the next two years to be Y2K compliant.

   While the Company believes it is taking all appropriate steps to achieve Y2K compliance, its Y2K issues and any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Y2K compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. The Y2K problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Y2K compliance can be achieved without significant additional costs.

   OPERATING INCOME

   The Company's consolidated operating income increased 20% and 12% in 1998 and 1997, respectively.

   U.S. domestic operating income rose 35% and 3% in 1998 and 1997, respectively. In 1998, operating income improved primarily due to increases in revenue per package (3.9%) exceeding increases in cost per package (2.9%) and due to a rise in average daily volume (11%). Also, as noted above, 1998 U.S. domestic operating results were significantly impacted by the UPS strike. Sales of engine noise reduction kits contributed $127 million, $87 million and $63 million to U.S. domestic operating income in 1998, 1997 and 1996, respectively. In 1997, domestic income included a $15 million pre-tax benefit from the settlement of a Tennessee personal property tax matter. Increases in cost per package (1.4%) exceeded increases in revenue per package (0.8%), while average daily volume rose 11%. U.S. domestic operating margins were 7.8%, 6.7% and 7.3% in 1998, 1997 and 1996, respectively.

   International operating income declined $57 million in 1998, compared with a $59 million increase in 1997. International operating results declined in 1998 as a result of slower growth of IP and IXF volumes during a period of international network expansion. Lower airfreight yields, higher salaries and employee benefits and aircraft lease expense, additional start-up costs for several new international flights and the net effect of foreign currency fluctuations negatively impacted international results. The increase in operating income in 1997 was attributable to strong growth in the Company's IP volumes and airfreight pounds, partially offset by lower airfreight yields. International operating margins were 2.3%, 4.4% and 2.9% in 1998, 1997, and 1996, respectively.

   OTHER INCOME AND EXPENSE AND INCOME TAXES

   Net interest expense increased 21% for 1998, primarily due to lower levels of capitalized interest at the Company. Interest is capitalized during the modification of certain MD11 and DC10 aircraft from passenger to freighter configuration, among other projects. For 1997, net interest expense decreased
5% primarily due to lower effective interest rates.   The level of capitalized
interest in 1997 was comparable to that of 1996.

   Other, net for 1998 included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. Other, net for 1997 included a $17 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

   The Company's effective tax rate was 42.8% in 1998, 42.5% in 1997 and 43.0% in 1996. Excluding non-recurring items from the Caliber acquisition in 1998, the effective rate would have been 42.0% in 1998, 42.5% in 1997 and 43.0% in 1996. In each year, the effective tax rate (exclusive of non-recurring items) was greater than the statutory U.S. federal tax rate primarily because of state income taxes and other factors as identified in Note 6 of Notes to Consolidated Financial Statements. For 1999, management expects the effective tax rate to remain at a level similar to the 1998 rate (exclusive of non-recurring items). The actual rate, however, is dependent on a number of factors, including the amount and source of operating income.

   OUTLOOK

   Management is committed to achieving long-term earnings growth by providing, on a global basis, a wide range of highly reliable express services for the time-definite transportation of documents, packages and freight using an extensive fleet of aircraft and vehicles and leading-edge information technologies. This frequently involves a significant front-end investment in assets, technology and personnel that may reduce near-term profitability.

   As discussed in Revenues above, a key reason for the increase in the Company's U.S. domestic yield was the continued yield-management actions of implementing price increases on low-yielding accounts, discontinuing unprofitable accounts, increasing average weight per package and implementing a 3% to 4% rate increase in February 1998. Management believes yields will continue to benefit from these actions in 1999, while package volumes will grow at a lower rate in 1999 than in the past several years. The Company will continue to manage yields with the goal of ensuring an appropriate balance between revenues generated and the cost of providing express services. Actual results, however, may vary depending primarily on the impact of competitive pricing changes, customer responses to yield management initiatives, changing customer demand patterns and domestic economic conditions.

   The Company's operating income from the sales of engine noise reduction kits peaked in 1998 and is expected to decline $45 million year-over-year in 1999 and to become insignificant by 2001. Actual results may differ depending primarily on the impact of actions by the Company's competitors and regulatory conditions.

   While the Company's long-term strategy for international operations is to improve global connectivity for its customers by strategically expanding its worldwide network, international economic developments, including the current Asian economic difficulties, may limit short-term growth of the Company's international services and profits. Management expects, however, strategic expansion to allow for continued, long-term growth of these services.

   Management expects IP average daily volume to continue its strong growth in 1999, and IP yields to remain relatively constant. With respect to airfreight, management believes volumes and yields will decline year-over-year in 1999. Actual results for IP or airfreight, however, will depend on international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.

   The Company will continue to invest in technologies that improve the efficiency of package pick-up, sorting, tracking and delivery and that improve customer access and connectivity. The Company will also continue projects designed to enhance productivity and strengthen the Company's infrastructure. Assuming effective implementation, these investments are expected to reduce transportation cost per package.

   Effective June 1, 1998, the Company adopted a new accounting standard which provides guidance on accounting for the costs of software developed or obtained for internal use. This standard requires that certain of these costs be capitalized, and the Company estimates the pre-tax benefit of the adoption to be approximately $30 million for 1999.

FINANCIAL CONDITION

   LIQUIDITY

   Cash and cash equivalents totaled $105 million at May 31, 1998, a decrease of $17 million during 1998 compared with an increase of $29 million in 1997 and a decrease of $264 million in 1996. Cash provided from operations during 1998 was $1.4 billion compared with $1.0 billion and $947 million in 1997 and 1996, respectively. Management believes that cash flow from operations, FDX's commercial paper program and the revolving bank credit facility of FDX will adequately meet the Company's working capital needs for the foreseeable future.

   CAPITAL RESOURCES

   The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunication equipment, package handling facilities and sort equipment. The amount and timing of capital additions are dependent on various factors including volume growth, domestic and international operating conditions, new or enhanced services, geographical expansion of services, competition and availability of satisfactory financing.

   Capital expenditures for 1998 totaled $1.8 billion and included three MD11 aircraft (which were subsequently sold and leased back), four Airbus A310 aircraft, aircraft modifications, customer automation and computer equipment, facilities and vehicles and ground support equipment. In comparison, prior year expenditures totaled $1.5 billion and included ten Airbus A310 aircraft, two MD11 aircraft (which were subsequently sold and leased back, one in 1997 and one in 1998), customer automation and computer equipment and vehicles and ground support equipment. For information on the Company's purchase commitments, see
Note 11 of Notes to Consolidated Financial Statements.

   The Company has historically financed its capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Generally, management's practice in recent years with respect to funding new wide-bodied aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off-balance sheet operating leases under applicable accounting rules. Management has determined that these operating leases have provided economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In the future, other forms of secured financing may be pursued to finance the

Company's aircraft acquisitions when management determines that it best meets the Company's needs. The Company has been successful in obtaining investment capital, both domestic and international, for long-term leases on terms acceptable to it although the marketplace for such capital can become restricted depending on a variety of economic factors beyond the control of the Company. See Note 4 of Notes to Consolidated Financial Statements for additional information concerning the Company's debt facilities.

   In July 1997, $20 million of Memphis-Shelby County Airport Authority ("MSCAA") Special Facilities Revenue Bonds were issued. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982B bonds on September 2, 1997. Also in July 1997, the Company issued $250 million of unsecured senior notes with a maturity date of July 1, 2097, under the Company's July 1996 shelf registration statement filed with the Securities and Exchange Commission.

   In June 1998, approximately $833 million of pass through certificates were issued under shelf registration statements filed with the Securities and Exchange Commission to finance or refinance the debt portion of leveraged leases related to eight Airbus A300 and five MD11 aircraft to be delivered through the summer of 1999. The pass through certificates are not direct obligations of, or guaranteed by, the Company, but amounts payable by the Company under the leveraged leases are sufficient to pay the principal of and interest on the certificates.

   Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

   DEFERRED TAX ASSETS

   At May 31, 1998, the Company had a net cumulative deferred tax liability of $35 million consisting of $545 million of deferred tax assets and $580 million of deferred tax liabilities. The reversals of deferred tax assets in future periods will offset similar amounts of deferred tax liabilities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of Notes to Consolidated Financial Statements, the Company has outstanding unsecured debt of $1.4 billion at May 31, 1998, of which $1.2 billion is long-term. The Company does not have significant exposure to changing interest rates on its long-term debt because the interest rates are fixed. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $45 million as of May 31, 1998. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. The Company does not use derivative financial instruments to manage interest rate risk.

   The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At May 31, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $15 million for the year ending May 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

   In the past three years, the Company has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. The Company hedges it exposure to jet fuel price market risk only on a conservative, limited basis. No such contracts were outstanding as of May 31, 1998. See Note 11 of Notes to Consolidated Financial Statements for accounting policy and additional information regarding jet fuel contracts.

   The Company does not purchase or hold any derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                Page
                                                ----
Consolidated Statements of Income
   Years Ended May 31, 1998, 1997 and 1996...     22

Consolidated Balance Sheets
   May 31, 1998 and 1997.....................     23

Consolidated Statements of Cash Flows
   Years Ended May 31, 1998, 1997 and 1996...     25

Consolidated Statements of Changes
   in Owner's Equity
   Years Ended May 31, 1998, 1997 and 1996...     26

Notes to Consolidated Financial Statements...     27

Report of Independent Public Accountants.....     39

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                           Years ended May 31,
                                                 -------------------------------------
                                                  1998            1997           1996
                                                 ------          ------         ------
                                                            (In thousands)

  REVENUES..........................           $13,254,841    $11,519,750    $10,273,619
                                               -----------    -----------    -----------
  OPERATING EXPENSES:
   Salaries and employee benefits...             5,832,363      5,095,462      4,619,990
   Rentals and landing fees.........             1,221,377      1,070,658        959,055
   Depreciation and amortization....               844,606        777,374        719,609
   Maintenance and repairs..........               808,049        691,001        602,631
   Fuel.............................               709,424        690,412        578,614
   Merger expenses..................                14,000              -              -
   Other............................             2,988,289      2,495,801      2,169,896
                                               -----------    -----------    -----------
                                                12,418,108     10,820,708      9,649,795
                                               -----------    -----------    -----------
  OPERATING INCOME..................               836,733        699,042        623,824
                                               -----------    -----------    -----------
  OTHER INCOME (EXPENSE):
   Interest, net....................              (110,110)       (90,634)       (95,599)
   Other, net.......................                 8,590         19,813         11,734
                                               -----------    -----------    -----------
                                                  (101,520)       (70,821)       (83,865)
                                               -----------    -----------    -----------
  INCOME BEFORE INCOME TAXES........               735,213        628,221        539,959
                                               -----------    -----------    -----------
  PROVISION FOR INCOME TAXES........               314,670        266,994        232,182
                                               -----------    -----------    -----------
  NET INCOME........................           $   420,543    $   361,227    $   307,777
                                               ===========    ===========    ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                May 31,
                                                       ----------------------
                                                        1998            1997
                                                       ------          ------
                                                            (In thousands)
CURRENT ASSETS:

  Cash and cash equivalents........................  $   104,606    $  122,023
  Receivables, less allowances of $43,245,000
   and $36,175,000.................................    1,669,568     1,512,939
  Spare parts, supplies and fuel...................      338,745       313,337
  Deferred income taxes............................      183,063       149,158
  Prepaid expenses and other.......................       80,696        35,132
                                                     -----------    ----------
     Total current assets..........................    2,376,678     2,132,589
                                                     -----------    ----------
PROPERTY AND EQUIPMENT, AT COST:

  Flight equipment.................................    4,056,541     3,741,407
  Package handling and ground support equipment....    2,842,874     2,403,806
  Computer and electronic equipment................    1,909,648     1,714,662
  Other............................................    2,254,830     1,959,061
                                                     -----------    ----------
                                                      11,063,893     9,818,936
  Less accumulated depreciation and amortization...    5,863,325     5,196,856
                                                     -----------    ----------
     Net property and equipment....................    5,200,568     4,622,080
                                                     -----------    ----------
Other Assets:
  Goodwill.........................................      351,507       365,327
  Equipment deposits and other assets..............      504,353       505,490
                                                     -----------    ----------
     Total other assets............................      855,860       870,817
                                                     -----------    ----------
                                                     $ 8,433,106    $7,625,486
                                                     ===========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND OWNER'S EQUITY
                                                               May 31,
                                                        -------------------
                                                         1998         1997
                                                        ------       ------
                                                           (In thousands)
   CURRENT LIABILITIES:
   Current portion of long-term debt................. $  257,529   $  126,666
   Accounts payable..................................    965,167      828,421
   Accrued expenses..................................  1,178,603    1,007,696
                                                      ----------   ----------
     Total current liabilities.......................  2,401,299    1,962,783
                                                      ----------   ----------
   LONG-TERM DEBT, LESS CURRENT PORTION..............  1,185,180    1,397,954
                                                      ----------   ----------
   DEFERRED INCOME TAXES.............................    218,328      159,165
                                                      ----------   ----------
   OTHER LIABILITIES.................................  1,226,570    1,143,070
                                                      ----------   ----------
   COMMITMENTS AND CONTINGENCIES (NOTES 5, 11 AND 12)

   OWNER'S EQUITY:
   Common Stock, $.10 par value; 1,000 shares
     authorized, issued and outstanding..............          -            -
   Additional paid-in capital........................    893,469      844,499
   Retained earnings.................................  2,508,260    2,118,015
                                                      ----------   ----------
     Total owner's equity............................  3,401,729    2,962,514
                                                      ----------   ----------
                                                      $8,433,106   $7,625,486
                                                      ==========   ==========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years ended May 31
                                                        --------------------------------------
                                                          1998           1997           1996
                                                        --------       --------       --------
                                                                    (In thousands)
OPERATING ACTIVITIES
Net income.........................................   $   420,543    $   361,227    $   307,777
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization...................       844,606        777,374        719,609
   Provision for uncollectible accounts............        59,616         40,634         38,963
   Provision for deferred income taxes and other...         6,519         45,737         26,489
   Gain from disposals of property and equipment...        (5,166)       (19,567)        (5,397)
   Changes in assets and liabilities, net of
     effects from dispositions of businesses:
       Increase in receivables.....................      (292,837)      (334,448)      (191,334)
       Increase in other current assets............       (93,348)      (450,945)       (41,992)
       Increase in accounts payable, accrued
         expenses and other liabilities............       478,095        597,980        100,515
   Other, net......................................       (20,068)       (10,500)        (8,050)
                                                      -----------    -----------    -----------
Cash provided by operating activities..............     1,397,960      1,007,492        946,580
                                                      -----------    -----------    -----------
INVESTING ACTIVITIES
Purchases of property and equipment, including
   deposits on aircraft of $70,359,000,
   $26,107,000 and $68,202,000.....................    (1,761,963)    (1,470,592)    (1,412,242)
Proceeds from dispositions of property and
   equipment:
 Sale-leaseback transactions.......................       322,852        162,400        176,500
 Reimbursements of A300 deposits...................       106,991         63,039        143,859
 Other dispositions................................        15,757         29,147         26,504
Other, net.........................................       (27,060)        24,612         77,208
                                                      -----------    -----------    -----------
Cash used in investing activities..................    (1,343,423)    (1,191,394)      (988,171)
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES
Proceeds from debt issuances.......................       267,105        200,904         17,298
Principal payments on debt.........................      (353,502)        (9,670)      (264,004)
Other, net.........................................        14,443         21,272         24,168
                                                      -----------    -----------    -----------
Cash (used in) provided by financing activities....       (71,954)       212,506       (222,538)
                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS
(Decrease) increase during the year................       (17,417)        28,604       (264,129)
Balance at beginning of year.......................       122,023         93,419        357,548
                                                      -----------    -----------    -----------
Balance at end of year.............................   $   104,606    $   122,023    $    93,419
                                                      ===========    ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                                 OWNER'S EQUITY


In thousands                             Additional                    Total
                                Common    Paid-in      Retained       Owner's
                                Stock     Capital      Earnings       Equity
                                ------   ----------    --------       -------
BALANCE AT MAY 31, 1995.......  $   --     $779,142   $1,466,427    $2,245,569

Net activity under employee
  incentive plans(1)..........      --       30,419           --        30,419
Foreign currency translation
  adjustment..................      --           --       (7,626)       (7,626)
Net income....................      --           --      307,777       307,777
                                ------     --------   ----------    ----------

BALANCE AT MAY 31, 1996.......      --      809,561    1,766,578     2,576,139

Equity transaction(2).........      --        5,699       (5,699)           --
Net activity under employee
  incentive plans(1)..........      --       29,239           --        29,239
Foreign currency translation
  adjustment..................      --           --       (4,091)       (4,091)
Net income....................      --           --      361,227       361,227
                                ------     --------   ----------    ----------

BALANCE AT MAY 31, 1997.......      --      844,499    2,118,015     2,962,514

Net activity under employee
  incentive plans(1)..........      --       48,970           --        48,970
Foreign currency translation
  adjustment..................      --           --      (30,298)      (30,298)
Net income....................      --           --      420,543       420,543
                                ------     --------   ----------    ----------
BALANCE AT MAY 31, 1998.......  $   --     $893,469   $2,508,260    $3,401,729
                                ======     ========   ==========    ==========

(1) Represents net activity under employee incentive plans prior to the Company's becoming a wholly-owned subsidiary of FDX Corporation as of January 27, 1998.

(2) Represents the impact of the Company's stock split on November 4, 1996 prior to the Company's becoming a wholly-owned subsidiary of FDX Corporation as of January 27, 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

  On January 27, 1998, Federal Express Corporation (together with its subsidiaries, "the Company") became a wholly-owned subsidiary of FDX Corporation in connection with its acquisition of Caliber System, Inc. ("Caliber"). The acquisition was accounted for as a pooling of interests. FDX Corporation exchanged 0.8 shares of its common stock for each share of Caliber common stock. Each share of the Company's common stock was automatically converted into one share of FDX Corporation common stock. As a part of the transaction, the Company was recapitalized with 1,000 shares of common stock, $.10 par value. Owner's equity for prior periods has been restated to reflect the Company's change in capitalization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation. The consolidated financial statements include the accounts of Federal Express Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Property and equipment. Expenditures for major additions, improvements, flight equipment modifications, and certain overhaul costs are capitalized. Maintenance and repairs are charged to expense as incurred, except for B747 airframe and engine overhaul maintenance which is accrued and charged to expense on the basis of hours flown. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Flight equipment                                       5 to 20 years
Package handling and ground support equipment          5 to 30 years
Computer and electronic equipment                      3 to 10 years
Other                                                  2 to 30 years

Aircraft airframes and engines are assigned residual values ranging from 10% to 20% of asset cost. All other property and equipment have no assigned residual values. Vehicles, which are included in package handling and ground support equipment, are depreciated on a straight-line basis over 5 to 10 years.

For income tax purposes, depreciation is generally computed using accelerated methods.

  Deferred gains. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized over the life of the lease as a reduction of rent expense. Included in other liabilities at May 31, 1998 and 1997, were deferred gains of $338,119,000 and $340,166,000, respectively.

  Deferred lease obligations. While certain of the Company's aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. Included in other liabilities at May 31, 1998 and 1997, were $324,203,000 and $289,822,000, respectively, representing the cumulative difference between rent expense and rent payments.

  Self-insurance reserves. The Company is self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Reserves are based on the actuarially estimated cost of claims. Included in other liabilities at May 31, 1998 and 1997, were $257,000,000 and $256,000,000, respectively, representing the long-term portion of self-insurance reserves for the Company's workers' compensation and vehicle liabilities.

  Capitalized interest. Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $31,443,000, $39,449,000, and $39,254,000 for
1998, 1997 and 1996, respectively.

  Advertising. Advertising costs are generally expensed as incurred and are included in other operating expenses. Advertising expenses were $176,393,000, $153,399,000 and $138,408,000 in 1998, 1997 and 1996, respectively.

  Cash equivalents. Cash equivalents are cash in excess of current operating requirements invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $7,616,000, $5,055,000 and $9,850,000 in 1998, 1997 and 1996, respectively.

  Spare parts, supplies and fuel. Spare parts are stated principally at weighted-average cost; supplies and fuel are stated principally at standard cost which approximates actual cost on a first-in, first-out basis. Neither method values inventory in excess of current replacement cost.

  Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets of businesses acquired. It is amortized on a straight-line basis over periods ranging up to 40 years. Accumulated amortization was $141,807,000 and $129,404,000 at May 31, 1998 and 1997, respectively.

  Foreign currency translation. Translation gains and losses of the Company's foreign operations that use local currencies as the functional currency are accumulated and reported, net of related deferred income taxes, as a component of owner's equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

  Income taxes. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

The Company has not provided for U.S. federal income taxes on its foreign subsidiaries' earnings deemed to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

  Revenue recognition. Revenue is generally recognized upon delivery of shipments. For shipments in transit, revenue is recorded based on the percentage of service completed.

  Recent pronouncements. In 1999, the Company will adopt the provisions of three Statements of Financial Accounting Standards ("SFAS") recently issued by the Financial Accounting Standards Board. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosures for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates other disclosures no longer useful as prescribed in previous standards.

SFAS Nos. 130, 131 and 132 only affect financial disclosures in interim and annual reports; therefore, the adoption of these accounting standards will not have an impact on the Company's financial condition or results of operations.

Effective June 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," released by the American Institute of Certified Public Accountants in March 1998. SOP 98-1 provides guidance on accounting for these costs and requires that certain related expenses be capitalized. The Company estimates the pre-tax benefit of the adoption of this Statement to be approximately $30,000,000 in 1999.

  Reclassifications. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

  Use of estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3: ACCRUED EXPENSES
                                             May 31,
                                      -------------------
                                       1998         1997
                                      ------       ------
                                         (In thousands)

Compensated absences............   $  262,425   $  234,284
Insurance.......................      243,126      207,059
Taxes other than income taxes...      172,290      143,541
Employee benefits...............      160,268      108,679
Salaries........................      125,112      101,694
Aircraft overhaul...............       73,643       84,006
Other...........................      141,739      128,433
                                   ----------   ----------
                                   $1,178,603   $1,007,696
                                   ==========   ==========


NOTE 4: LONG-TERM DEBT

                                                                       May 31,
                                                              -----------------------
                                                                1998           1997
                                                              --------       --------
                                                                    (In thousands)
 Unsecured notes payable, interest rates of 7.60%
   to 10.57%, due through 2098.........................       $1,053,770   $  928,525
                                                              ----------   ----------
 Unsecured sinking fund debentures, interest rate
   of 9.63%, due through 2020..........................           98,529       98,461
                                                              ----------   ----------
 Commercial paper......................................               --      200,904
                                                              ----------   ----------
 Capital lease obligations and tax exempt bonds, due
   through 2017, interest rates of 5.35% to 7.88%......          253,425      255,100
      Less bond reserves...............................            9,024       11,096
                                                              ----------   ----------
                                                                 244,401      244,004

 Other debt, interest rates of 9.68% to 9.98%..........           46,009       52,726
                                                              ----------   ----------
                                                               1,442,709    1,524,620
   Less current portion................................          257,529      126,666
                                                              ----------   ----------
                                                              $1,185,180   $1,397,954
                                                              ==========   ==========

     Tax exempt bonds were issued by the Memphis-Shelby County Airport Authority ("MSCAA") and the City of Indianapolis. A lease agreement with the MSCAA and a loan agreement with the City of Indianapolis covering the facilities and equipment financed with the bond proceeds obligate the Company to pay rentals and loan payments, respectively, equal to principal and interest due on the bonds.

     In July 1997, the MSCAA issued $20,105,000 of 5.35% Special Facilities Revenue Bonds. The proceeds of the bonds in combination with other funds were used to refund outstanding MSCAA 1982B 8.3% bonds on September 2, 1997. The 1997 bonds have a maturity date of September 1, 2012. The Company is obligated under a lease agreement with MSCAA to pay rentals equal to the principal and interest on the bonds.

     In July 1997, the Company issued $250,000,000 of 7.6% unsecured senior notes due July 1, 2097, under its July 1996 shelf registration statement filed with the Securities and Exchange Commission.

     Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 1998, are as follows: $257,500,000 in 1999; $14,900,000 in 2000; $11,300,000 in 2001; $206,900,000 in 2002; and $10,900,000 in 2003.

     The Company's long-term debt, exclusive of capital leases, had carrying values of $1,246,000,000 and $1,122,000,000 at May 31, 1998 and 1997,
 respectively, compared with fair values of approximately $1,384,000,000 and $1,223,000,000 at those dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.


 NOTE 5: LEASE COMMITMENTS

   The Company utilizes certain aircraft, land, facilities and equipment under capital and operating leases which expire at various dates through 2025. In addition, supplemental aircraft are leased under agreements which generally provide for cancellation upon 30 days' notice.

   Property and equipment recorded under capital leases at May 31 was as follows:


In thousands                                              1998       1997
                                                        --------   --------
 Package handling and ground support equipment.......   $261,985   $274,017
 Facilities..........................................    133,435    133,435
 Computer and electronic equipment and other.........      6,518      6,520
                                                        --------   --------
                                                         401,938    413,972
 Less accumulated amortization.......................    273,836    276,855
                                                        --------   --------
                                                        $128,102   $137,117
                                                        ========   ========

   Rent expense under operating leases for the years ended May 31 was as follows:

 In thousands                                  1998        1997       1996
                                             --------    --------   --------
 Minimum rentals.......................     $1,071,290   $930,977   $820,896
 Contingent rentals....................         60,925     57,806     61,164
                                            ----------   --------   --------
                                            $1,132,215   $988,783   $882,060
                                            ==========   ========   ========

   Contingent rentals are based on mileage under supplemental aircraft leases.

   A summary of future minimum lease payments under capital leases and non-cancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 1998 follows:

In thousands                                    Capital     Operating
                                                 Leases      Leases
                                                -------     ---------
 1999........................................   $ 14,828   $   916,570
 2000........................................     14,828       884,104
 2001........................................     14,828       818,785
 2002........................................     14,828       760,904
 2003........................................     14,828       702,908
 Thereafter..................................    317,332     8,144,331
                                                --------   -----------
                                                $391,472   $12,227,602
                                                ========   ===========

   At May 31, 1998, the present value of future minimum lease payments for capital lease obligations was $199,401,000.


 NOTE 6: INCOME TAXES

   For 1998, the Company will file a consolidated federal income tax return with FDX. The Company's tax provision is calculated as if it were a separate company filing a separate tax return. The components of the provision for income taxes for the years ended May 31 were as follows:

In thousands                1998        1997        1996
                           ------      ------      ------
 Current provision:
   Domestic
     Federal...........    $229,661    $144,647    $142,512
     State and local...      30,416      19,827      18,007
   Foreign.............      36,543      44,165      37,759
                           --------    --------    --------
                            296,620     208,639     198,278
                           --------    --------    --------

 Deferred provision:
   Domestic
     Federal...........      16,756      50,717      27,962
     State and local...       1,051       5,302       3,591
   Foreign.............         243       2,336       2,351
                           --------    --------    --------
                             18,050      58,355      33,904
                           --------    --------    --------
                           $314,670    $266,994    $232,182
                           ========    ========    ========

   The Company's operations included the following income (loss) with respect to entities in foreign locations for the years ended May 31:

In thousands                          1998         1997         1996
                                     ------       ------       ------
 Entities with pre-tax income...   $ 206,000    $ 204,000    $ 153,000
 Entities with pre-tax losses...    (304,000)    (186,000)    (228,000)
                                   ---------    ---------    ---------
                                   $ (98,000)   $  18,000    $ (75,000)
                                   =========    =========    =========

   Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which the Company's operations are conducted. There is no direct relationship between the Company's overall foreign income tax provision and foreign pre-tax book income due to the different methods of taxation used by countries throughout the world.

   A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended May 31 is as follows:

                                           1998          1997       1996
                                           ----          ----       ----
 Statutory U.S. income tax rate.........   35.0%        35.0%       35.0%
 Increase resulting from:
  Goodwill amortization.................    0.6          0.8         0.9
  Foreign operations....................    0.9          1.1         1.7
  State income taxes, net of
   federal benefit......................    2.8          2.6         2.6
  Other, net............................    2.7          3.0         2.8
  Non-recurring item (Caliber
   acquisition 1998)....................    0.8          0.0         0.0
                                           ----         ----        ----
 Effective tax rate.....................   42.8%        42.5%       43.0%
                                           ====         ====        ====
 Effective tax rate (excluding
  non-recurring item)...................   42.0%        42.5%       43.0%
                                           ====         ====        ====

   The significant components of deferred tax assets and liabilities as of May 31 were as follows:


 In thousands                                         1998                             1997
                                           ----------------------------    -----------------------------
                                            Deferred        Deferred        Deferred        Deferred
                                           Tax Assets   Tax Liabilities    Tax Assets    Tax Liabilities
                                           ----------   ---------------    ----------    ---------------
 Depreciation...........................     $     --          $486,881      $     --           $409,563
 Deferred gains on
   sales of assets......................       86,053                --        83,413                 --
 Employee benefits......................      113,904                --        77,590                 --
 Self-insurance
   reserves.............................      175,035                --       162,443                 --
 Other..................................      170,436            93,812       171,356             95,246
                                             --------          --------      --------           --------
                                             $545,428          $580,693      $494,802           $504,809
                                             ========          ========      ========           ========

 NOTE 7: PENSION AND PROFIT SHARING PLANS

   The Company sponsors defined benefit pension plans covering substantially all employees. The largest plan covers U.S. domestic employees age 21 and over with at least one year of service and provides benefits based on final average earnings and years of service. Plan funding is actuarially determined, subject to certain tax law limitations.

   International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations.

   The following table sets forth the funded status of the plans as of May 31:


In thousands                                                1998          1997
                                                           ------        ------

 Plan assets at fair value............................   $3,989,131    $3,275,641
 Actuarial present value of the projected benefit
   obligation for service rendered to date............    3,848,485     2,911,584
                                                         ----------   -----------
 Plan assets in excess of projected
   benefit obligation.................................      140,646       364,057
 Unrecognized net gains from past experience
   different from that assumed and effects
   of changes in assumptions..........................      (79,929)     (281,274)
 Prior service cost not yet recognized in
   net periodic cost..................................       (7,200)       (2,335)
 Unrecognized transition amount.......................        2,261         3,169
 Adjustment required to recognize minimum liability...         (119)           --
                                                         ----------   -----------
 Net pension asset....................................   $   55,659    $   83,617
                                                         ==========   ===========
 Accumulated benefit obligation.......................   $2,640,933    $1,892,635
                                                         ==========   ===========
 Vested benefit obligation............................   $2,473,772    $1,768,619
                                                         ==========   ===========

   Net periodic pension cost for the years ended May 31 included the following components:

In thousands                                1998          1997          1996
                                           ------        ------        ------
Service cost - benefits earned
 during the period.....................   $ 241,151     $ 232,491     $ 184,305
Interest cost on projected
 benefit obligation....................     229,947       206,359       165,635
Actual return on plan assets...........    (667,297)     (423,871)     (463,819)
Net amortization and deferral..........     322,587       130,529       256,968
                                          ---------     ---------     ---------
                                          $ 126,388     $ 145,508     $ 143,089
                                          =========     =========     =========

   The following actuarial assumptions were used in determining net pension cost and projected benefit obligations:

                                                  1998      1997       1996
                                                  ----      ----       ----
Weighted-average discount rate................     7.0%      8.1%       8.0%
Weighted-average rate of increase in
 future compensation levels...................     4.6       5.5        5.5
Weighted-average expected long-term
 rate of return on assets.....................    10.5      10.5        9.5

   Plan assets consist primarily of marketable equity securities and fixed income instruments.

   The Company also has a profit sharing plan, which covers substantially all U.S. domestic employees age 21 and over, with at least one year of service with the Company as of the contribution date. The plan provides for discretionary employer contributions which are determined annually by the Board of Directors. The plan also provides for a matching contribution by the Company equal to 50% of each participant's contribution up to a maximum of $500 per participant annually. Profit sharing expense was $105,700,000 in 1998, $90,800,000 in 1997 and $80,400,000 in 1996. The 1998 amount consists of contributions to the plan of $62,600,000 and cash distributions made outside the plan directly to employees of $43,100,000. The 1997 amount consists of contributions to the plan of $62,200,000 and cash distributions made outside the plan directly to employees of $28,600,000.

NOTE 8: POSTRETIREMENT BENEFIT PLANS

   The Company offers medical and dental coverage to all eligible U.S. domestic retirees and their eligible dependents. Vision coverage is provided for retirees, but not their dependents. Substantially all of the Company's U.S. domestic employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service with the Company of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35, if hired on or after January 1, 1988. Life insurance benefits are provided only to retirees of the former Tiger International, Inc. who retired prior to acquisition.

   The following table sets forth the accrued postretirement benefit cost as of May 31:

In thousands                                               1998        1997
                                                          ------      ------
Accumulated postretirement benefit obligation:
 Retirees.............................................   $ 51,925    $ 41,552
 Fully eligible active employees......................     43,510      38,430
 Other active employees, not fully eligible...........    114,053      88,607
                                                         --------    --------
                                                          209,488     168,589
 Unrecognized net gain................................     10,102      24,089
                                                         --------    --------
                                                         $219,590    $192,678
                                                         ========    ========

   Net postretirement benefit cost for the years ended May 31 was as follows:

In thousands                                   1998       1997       1996
                                              ------     ------     ------
Service cost..............................   $17,758    $16,952    $12,085
Interest cost.............................    14,359     12,592     11,275
Amortization of accumulated gains.........      (414)        --       (780)
                                             -------    -------    -------
                                             $31,703    $29,544    $22,580
                                             =======    =======    =======

   Future medical benefit costs were estimated to increase at an annual rate of 9.5% during 1999, decreasing to an annual growth rate of 5.25% in 2008 and thereafter. Future dental benefit costs were estimated to increase at an annual rate of 8.0% during 1999, decreasing to an annual growth rate of 5.25% in 2010 and thereafter. The Company's cost is capped at 150% of 1993 employer cost and, therefore, will not be subject to medical and dental trends after the capped cost is attained, projected to be in 2000. Primarily because of the cap on the Company's cost, a 1% increase in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 1998, or 1998 benefit expense. The weighted-average discount rates used in estimating the accumulated postretirement obligation were 7.2% and 7.8% at May 31, 1998 and 1997, respectively. The Company pays claims as incurred.


NOTE 9: BUSINESS SEGMENT INFORMATION

   The Company is in a single line of business - the worldwide express transportation and distribution of goods and documents. For reporting purposes, operations are classified into two geographic areas, U.S. domestic and international. Shipments which either originate in or are destined to locations outside the United States are categorized as international.

   A summary of selected financial information for U.S. domestic and international operations for the years ended or at May 31 is as follows:

In thousands                 U.S.                         Total
                           Domestic    International    Worldwide
                           --------    -------------    ---------
Revenues:
   1998                   $9,665,342      $3,589,499   $13,254,841
   1997                    8,322,037       3,197,713    11,519,750
   1996                    7,466,311       2,807,308    10,273,619

Operating Income:
   1998                   $  752,563      $   84,170   $   836,733
   1997                      558,040         141,002       699,042
   1996                      542,168          81,656       623,824

Identifiable Assets:
   1998                   $6,872,952      $1,560,154   $ 8,433,106
   1997                    6,122,885       1,502,601     7,625,486

   Identifiable assets used jointly in U.S. domestic and international operations (principally aircraft) have been allocated based on estimated usage. International revenues related to services originating in the United States totaled $1,588,400,000, $1,433,700,000 and $1,316,100,000 for the years ended
May 31, 1998, 1997 and 1996, respectively.


NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

In thousands                                      1998       1997       1996
                                                 ------     ------     ------
Interest (net of capitalized interest).......   $111,417   $ 95,364   $108,052
Income taxes.................................    316,718    184,668    204,487

   Non-cash investing and financing activities for the years ended May 31 were as follows:

In thousands                                    1998       1997       1996
                                               ------     ------     ------
Fair value of assets surrendered
   under exchange agreements
   (with two airlines)......................  $ 90,428   $ 62,018   $     --
Fair value of assets acquired under
   exchange agreements......................    78,148     46,662         --
Fair value of assets receivable
   under exchange agreements................    12,280     15,356         --

NOTE 11: COMMITMENTS AND CONTINGENCIES

   The Company's annual purchase commitments under various contracts as of May 31, 1998, were as follows:

In thousands                  Aircraft-
                  Aircraft    Related(1)     Other(2)       Total
                  --------    ----------     --------       -----
1999              $530,500    $484,300      $425,500      $1,440,300
2000               584,600     397,200       161,800       1,143,600
2001               269,800     319,700        34,200         623,700
2002               240,600     147,200         9,300         397,100
2003               457,400     156,600            --         614,000

(1) Primarily aircraft modifications, rotables, and spare parts and engines.
(2) Facilities, vehicles, computer and other equipment.


   At May 31, 1998, the Company was committed to purchase 12 Airbus A300s, 35 MD11s and 50 Ayers ALM 200s to be delivered through 2007. Deposits and progress payments of $94,459,000 had been made toward these purchases.

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

   The Company has entered into contracts which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. At May 31, 1998, all such contracts had expired. At May 31, 1997, the Company had contracts with various financial institutions covering a total notional volume of 396,900,000 gallons (approximately 54% of the Company's annual jet fuel consumption), with some contracts extending through May 1998. Based on market prices at May 31, 1997, the fair value of these contracts was a liability of approximately $418,000 as of such date. Under jet fuel contracts, the Company made payments of $28,764,000 in 1998, received $15,162,000 (net of payments) in 1997 and received $1,977,000 in 1996.

NOTE 12: LEGAL PROCEEDINGS

   Customers of the Company have filed four separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The stay was lifted in July 1998. The complaint in the Alabama case also alleges that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired again on December 31, 1996.

   A fifth case, filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on the Company's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs have appealed. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint.

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

   The Company and its subsidiaries are subject to other legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.

NOTE 13: UNUSUAL EVENTS

   In 1998, the Company realized a net gain of $17,000,000 from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. This gain was recorded in operating and non-operating income in substantially equal amounts.

   In 1997, operating income included a $15,000,000 pre-tax benefit from the settlement of a Tennessee personal property tax matter. Also in 1997, the Company recorded a $17,100,000 non-operating gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

   The Company received $7,800,000 in 1996 from the bankruptcy estate of a firm engaged by the Company in 1990 to remit payments of employee withholding taxes. This amount is a partial recovery of a $32,000,000 loss incurred by the Company in 1991 that resulted from the firm's failure to remit certain of these tax payments to appropriate authorities. The Company has received $17,900,000 from the bankruptcy estate of the firm. All major issues pertaining to the bankruptcy have been resolved, and any additional amounts the Company may receive are expected to be insignificant.

NOTE 14: SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)


In thousands                      First        Second       Third        Fourth
                                 Quarter      Quarter      Quarter      Quarter
1998
Revenues                        $3,297,218   $3,299,159   $3,232,799   $3,425,665
Operating income                   264,205      213,805       98,055      260,668
Income before income taxes         246,995      184,509       69,058      234,651
Net income                         143,257      107,015       34,174      136,097

1997
Revenues                        $2,692,312   $2,852,369   $2,906,819   $3,068,250
Operating income                   129,918      184,927      132,927      251,270
Income before income taxes         107,739      180,378      109,544      230,560
Net income                          61,950      103,717       62,988      132,572

NOTE 15: RELATED PARTY TRANSACTIONS.

   The Company became a wholly-owned subsidiary of FDX Corporation on January 27, 1998. As of May 31, 1998, the Company had a receivable balance due from FDX of $59,800,000, which is included in Equipment deposits and other assets. Included in the receivable amount is an intercompany operating receivable of $9,900,000; the remaining balance of $49,900,000 represents funds transferred from the Company to FDX Corporation for cash management purposes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of
Federal Express Corporation:

   We have audited the accompanying consolidated balance sheets of Federal Express Corporation (a Delaware corporation) and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's investment and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Express Corporation and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP
Memphis, Tennessee
July 8, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

   The consolidated financial statements required by this item are listed in
Item 8, "Financial Statements and Supplementary Data" herein.

    2.  FINANCIAL STATEMENT SCHEDULE

   The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

   Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended May 31, 1998, 1997 and 1996.

   All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

  3.   EXHIBITS

   The Exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

(b)  REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August, 1998.

                                    FEDERAL EXPRESS CORPORATION
                                    (Registrant)


                                    BY: /s/ MICHAEL W. HILLARD
                                       ------------------------------------
                                         Michael W. Hillard
                                         Vice President and Controller
                                         (Principal Accounting Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    SIGNATURE                             CAPACITY                      DATE
    ---------                             --------                      ----
/s/ FREDERICK W. SMITH*      Chairman of the Board of Directors
-----------------------
Frederick W. Smith


/s/ DAVID J. BRONCZEK*        Executive Vice President, Chief
-----------------------       Operating Officer and Director
David J. Bronczek


/s/ T. MICHAEL GLENN*                     Director
-----------------------
T. Michael Glenn

/s/ ALAN B. GRAF, JR.*                    Director
-----------------------
Alan B. Graf, Jr.

/s/ SCOTT E. HANSEN*                      Director
-----------------------
Scott E. Hansen

/s/ GEORGE W. HEARN*                      Director
-----------------------
George W. Hearn

/s/ MICHAEL W.  HILLARD        Vice President and Controller
-----------------------        (Principal Accounting Officer)   August 20, 1998
Michael W. Hillard

/s/ DENNIS H. JONES*                      Director
-----------------------
Dennis H. Jones

/s/ KENNETH R. MASTERSON*                    Director
-------------------------
Kenneth R. Masterson

/s/ TRACY G. SCHMIDT*            Senior Vice President and Chief
-------------------------               Financial Officer
Tracy G. Schmidt                  (Principal Financial Officer)


/s/ THEODORE L. WEISE*          President, Chief Executive Officer
-------------------------                  and Director
Theodore L. Weise                 (Principal Executive Officer)


*By: /s/ MICHAEL W. HILLARD
---------------------------
     Michael W. Hillard
      Attorney-in-Fact                                          August 20, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Federal Express Corporation set forth in
Item 8 of Part II of this Form 10-K, and have issued our report thereon dated July 8, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  ARTHUR ANDERSEN LLP
   Arthur Andersen LLP

Memphis, Tennessee,
July 8, 1998

                                                                             S-2
                                                                     SCHEDULE II


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (In thousands)



                                                        ADDITIONS
                                             -------------------------------
                           BALANCE AT         CHARGED TO         CHARGED TO                                  BALANCE AT
                           BEGINNING          COSTS AND            OTHER                                       END OF
DESCRIPTION                 OF YEAR            EXPENSES           ACCOUNTS            DEDUCTIONS(A)             YEAR
-----------                ----------        ------------       ------------         --------------          ----------
     Accounts
  Receivable Allowances
1998.................            $36,175            $59,616             $    -                $52,546              $43,245
                                 =======            =======             ======                =======              =======

1997.................            $30,809            $38,711             $    -                $33,345              $36,175
                                 =======            =======             ======                =======              =======

1996.................            $31,173            $38,963             $1,700                $41,027              $30,809
                                 =======            =======             ======                =======              =======

(A)  Write-offs, net of recoveries.

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------
    2.1       Agreement and Plan of Merger dated as of October 5, 1997 among FDX Corporation (formerly known as
              Fast Holding Inc.), the Registrant, Caliber System, Inc., Fast Merger Sub Inc. and Tires Merger
              Sub Inc. (Filed as Annex A to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to
              FDX Corporation's Registration Statement No. 333-39483 on Form S-4, and incorporated herein by reference.)

    2.2       Amendment No. 1, dated as of January 21, 1998, to Agreement and Plan of Merger dated as of October 5,
              1997 among FDX Corporation, the Registrant, Caliber System, Inc., Fast Merger Sub Inc. and Tires
              Merger Sub Inc.  (Filed as Exhibit 2.2 to FDX Corporation's Current Report on Form 8-K dated
              January 27, 1998, Commission File No. 333-39483, and incorporated herein by reference.)

    3.1       Restated Certificate of Incorporation of Registrant as amended (Filed as Exhibit 3.1 to
              Registrant's FY98 Third Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

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



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------
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

   4.14       Indenture dated as of July 1, 1996 between Registrant and The First National Bank of Chicago, as
              Trustee, relating to Registrant's unsecured debt securities. (Filed as Exhibit 4.14 to
              Registrant's FY96 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   4.15       Supplemental Indenture No. 1 dated as of July 1, 1997 between Registrant and The First National
              Bank of Chicago relating to Registrant's 7.60% Notes due July 1, 2097.  (Filed as Exhibit 4.1 to
              Registrant's Current Report on Form 8-K dated July 7, 1997, Commission File No. 1-7806, and incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------
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

   4.24       Pass Through Trust Agreement dated as of March 1, 1994 between FedEx and BONY, as Pass Through
              Trustee, relating to Registrant's 1994 Pass Through Certificates, Series A310-A1, A310-A2 and
              A310-A3.  (Filed as Exhibit 4.a.1 to Registrant's Current Report on Form 8-K dated March 16,
              1994, Commission File No. 1-7806, and incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

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

   4.28       Pass Through Trust Agreement dated as of May 1, 1997 between Registrant and First Security Bank,
              National Association, as Pass Through Trustee.  (Filed as Exhibit 4.a.3 to Registrant's Current
              Report on Form 8-K dated May 12, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

   4.29       Form of 7.50%, 7.52% and 7.65% 1997-1 Pass Through Certificates, Class A, B and C due January
              15, 2018, January 15, 2018 and January 15, 2014, respectively.  (Filed as Exhibit 4.a.2 to
              Registrant's Current Report on Form 8-K dated May 22, 1997, Commission File No. 1-7806, and incorporated herein by reference.)

   4.30       Form of 6.72%, 6.845% and 7.02% 1998-1 Pass Through Certificates, Class A, B and C due January
              15, 2022, January 15, 2019 and January 15, 2016, respectively.  (Filed as Exhibit 4.a.3 to the
              Registrant's Current Report on Form 8-K dated June 30, 1998, Commission File No. 1-7806, and incorporated herein by reference.)

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



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

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

   10.6       Sixth Supplemental Indenture dated as of July 1, 1997 between the Authority and BONY relating to
              5.35% Special Facilities Revenue Bonds, Refunding Series 1997 due September 1, 2012.  (Filed as
              Exhibit 10.6 to Registrant's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and
              incorporated herein by reference.)

   10.7       Guaranty dated as of August 1, 1979 from FedEx to BONY.  (Refiled as Exhibit 10.5 to
              Registrant's FY90 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

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

   10.11      Reaffirmation of Guaranty dated as of July 1, 1997 from Registrant to BONY relating to Special
              Facilities Revenue Bonds, Refunding Series 1997.  (Filed as Exhibit 10.11 to Registrant's FY97
              Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.12      Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Authority and
              Registrant.  (Refiled as Exhibit 10.12 to Registrant's FY90 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

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

   10.19      Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and Registrant.
              (Filed as Exhibit 28.26 to Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File
              No. 1-7806, and incorporated herein by reference.)

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

   10.23      Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and
              Registrant.  (Filed as Exhibit 10.21 to Registrant's FY96 Annual Report on Form 10-K, Commission
              File No. 1-7806, and incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------
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

   10.28      Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and
              Registrant.  (Filed as Exhibit 10.28 to Registrant's FY97 Annual Report on Form 10-K, Commission
              File No. 1-7806, and incorporated herein by reference.)

   10.29      Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and
              Registrant. (Filed as Exhibit 10.29 to Registrant's FY97 Annual Report on Form 10-K, Commission
              File No. 1-7806, and incorporated herein by reference.)

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



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

   10.35      Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the
              Authority and Registrant.  (Filed as Exhibit 10.35 to Registrant's FY97 Annual Report on Form
              10-K, Commission File No. 1-7806, and incorporated herein by reference.)

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

   10.39      Guaranty dated as of July 1, 1993 from FedEx to BONY relating to 6.20% Special Facility Revenue
              Bonds, Series 1993.  (Filed as Exhibit 10.32 to Registrant's FY93 Annual Report on Form 10-K,
              Commission File No. 1-7806, and incorporated herein by reference.)

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



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

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

   10.53      Supplement No. 1 dated October 1, 1983 to Lease Agreement dated October 1, 1983 between The
              Port Authority of New York and New Jersey and Registrant.  (Filed as Exhibit 28.17 to
              Registrant's FY93 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and
              incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

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



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

   10.63      Guaranty dated as of October 1, 1994 from FedEx to NBD Bank, N.A. relating to 7.10% Special
              Facilities Revenue Bonds, Series 1994 due January 15, 2017.  (Filed as Exhibit 10.2 to
              Registrant's FY95 Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and
              incorporated herein by reference.)

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

   10.65      Lease Agreement dated October 9, 1994 between Registrant and Subic Bay Metropolitan Authority.
              (Filed as Exhibit 10.62 to Registrant's FY95 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

   10.66      Indenture dated as of April 1, 1996 between Alliance Airport Authority, Inc. and The First
              National Bank of Chicago, as Trustee, relating to AllianceAirport Authority, Inc. Special
              Facilities Revenue Bonds, Series 1996 (Federal Express Corporation Project) due April 1, 2021.
              (Filed as Exhibit 10.66 to Registrant's FY96 Annual Report on Form 10-K, Commission File No.
              1-7806, and incorporated herein by reference.)

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

   10.70      Registrant's Amended and Restated Retirement Parity Pension Plan.  (Filed as Exhibit 10.83 to
              Registrant's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

   10.71      Management Performance Bonus Plan.  (Description of the performance bonus plan contained in the
              Definitive Proxy Statement for FDX Corporation's 1998 Annual Meeting of Stockholders, under the heading "Report on Executive Compensation of the Compensation Committee of the Board of
              Directors," is incorporated herein by reference.)

   10.72      Long-Term Performance Bonus Plan.  (A description of each long-term performance bonus plan is contained in the Definitive Proxy Statement for FDX Corporation's 1998 Annual Meeting of
              Stockholders, under the heading "Long-Term Incentive Plans - Awards in Last Fiscal Year," and is
              incorporated herein by reference.)

   10.73      Purchase Agreement between AVSA and Registrant for the purchase of Airbus A300 aircraft.
              Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit
              10.36 to Registrant's FY91 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.74      Amendment Nos. 1 through 4 to Purchase Agreement dated July 3, 1991 between AVSA and Registrant.
              Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibits
              10.1 through 10.5 to Registrant's FY97 Second Quarter Report on Form 10-Q, Commission File No.
              1-7806, and incorporated herein by reference.)

   10.75      Sales Agreement dated April 7, 1995 between Registrant and American Airlines, Inc. for the purchase of MD11 aircraft.  Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.79 to Registrant's FY95 Annual Report on Form 10-K, Commission File
              No. 1-7806, and incorporated herein by reference.)

   10.76      Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between
              Registrant and American Airlines, Inc.  (Filed as Exhibit 10.93 to Registrant's FY97 Annual
              Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

   10.77      Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and Registrant.  Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit 10.6 to Registrant's FY97 Second Quarter Report on Form 10-Q,
              Commission File No. 1-7806, and incorporated herein by reference.)

   10.78      Letter Agreement No. 3 dated July 15, 1997, amending the Modification Services Agreement dated
              September 16, 1996, between McDonnell Douglas Corporation and Registrant.  Confidential
              treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit 10.1 to Registrant's FY98 First Quarter Report on Form 10-Q, Commission File No. 1-7806, and
              incorporated herein by reference.)



  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
  -------                                  ----------------------

   10.79      Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and February 26, 1998,
              respectively, amending the Modification Services Agreement dated September 16, 1996, between
              McDonnell Douglas Corporation and Registrant.  Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities
              Exchange Act of 1934, as amended.  (Filed as Exhibits 10.1 through 10.3 to Registrant's FY98
              Second Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

   10.80      Aircraft Sales Agreement dated as of April 21, 1998 between Flightlease, Ltd. and Registrant.
              (Filed as Exhibit 10.94 to FDX Corporation's FY98 Annual Report on Form 10-K, Commission File
              No. 333-39483, and incorporated herein by reference.)

    12        Statement re Computation of Ratio of Earnings to Fixed Charges.

    23        Consent of Independent Public Accountants.

    24        Powers of Attorney.

    27        Financial Data Schedule.