Form 10-Q
period 1998-08-31
FEDERAL EXPRESS CORP
filed 1998-10-13
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1998, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of September 30, 1998 was 1,000. The Registrant is a wholly-owned subsidiary of FDX Corporation, and there is no market for the Registrant's common stock.

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

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                    PAGE
Condensed Consolidated Balance Sheets
     August 31, 1998 and May 31, 1998..........................      3-4

Condensed Consolidated Statements of Income
     Three Months Ended August 31, 1998 and 1997...............        5

Condensed Consolidated Statements of Cash Flows
     Three Months Ended August 31, 1998 and 1997...............        6

Notes to Condensed Consolidated Financial Statements...........      7-9

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants.........................       10

Report of Independent Public Accountants.......................       11

Management's Discussion and Analysis of Results of Operations
     and Financial Condition...................................    12-18

                           PART II. OTHER INFORMATION

Legal Proceedings..............................................       19

Exhibits and Reports on Form 8-K...............................       19

EXHIBIT INDEX..................................................      E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                  August 31,
                                                                                     1998             May 31,
                                                                                 (Unaudited)           1998
                                                                                --------------     -------------
                                                                                         (In thousands)


Current Assets:
     Cash and cash equivalents................................................   $   114,288        $   104,606
     Receivables, less allowances of $44,372,000
       and $43,245,000........................................................     1,694,866          1,669,568
     Spare parts, supplies and fuel...........................................       324,379            338,745
     Deferred income taxes....................................................       192,097            183,063
     Prepaid expenses and other...............................................        59,086             80,696
                                                                                 -----------        -----------
         Total current assets.................................................     2,384,716          2,376,678
                                                                                 -----------        -----------

Property and Equipment, at Cost...............................................    11,453,917         11,063,893
     Less accumulated depreciation and amortization...........................     6,059,081          5,863,325
                                                                                 -----------        -----------
         Net property and equipment...........................................     5,394,836          5,200,568
                                                                                 -----------        -----------

Other Assets:
     Goodwill.................................................................       348,361            351,507
     Equipment deposits and other assets......................................       425,055            504,353
                                                                                 -----------        -----------
         Total other assets...................................................       773,416            855,860
                                                                                 -----------        -----------
                                                                                 $ 8,552,968        $ 8,433,106
                                                                                 -----------        -----------
                                                                                 -----------        -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND OWNER'S EQUITY

                                                                                  August 31,
                                                                                     1998             May 31,
                                                                                 (Unaudited)           1998
                                                                                --------------     -------------
                                                                                         (In thousands)

Current Liabilities:
     Current portion of long-term debt........................................    $  265,481        $  257,529
     Accounts payable.........................................................       841,052           965,167
     Salaries, wages and benefits.............................................       510,382           547,805
     Accrued expenses ........................................................       723,606           630,798
                                                                                  ----------        ----------
         Total current liabilities............................................     2,340,521         2,401,299
                                                                                  ----------        ----------
Long-Term Debt, Less Current Portion .........................................     1,171,302         1,185,180

Deferred Income Taxes.........................................................       215,755           218,328

Other Liabilities.............................................................     1,324,387         1,226,570

Commitments and Contingencies (Notes 3 and 4)

Owner's Equity:
     Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding........................             -                 -
     Additional paid-in capital...............................................       893,469           893,469
     Retained earnings........................................................     2,648,256         2,535,537
     Cumulative foreign currency
       translation adjustments................................................       (40,722)          (27,277)
                                                                                  ----------        ----------
         Total owner's equity.................................................     3,501,003         3,401,729
                                                                                  ----------        ----------
                                                                                  $8,552,968        $8,433,106
                                                                                  ----------        ----------
                                                                                  ----------        ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                    August 31,
                                                                          -----------------------------
                                                                              1998             1997
                                                                          -------------    ------------
                                                                                  (In thousands)


Revenues .................................................................  $3,417,183      $3,297,218

Operating Expenses:
     Salaries and employee benefits.......................................   1,540,761       1,450,487
     Rentals and landing fees.............................................     313,470         274,468
     Maintenance and repairs..............................................     229,639         198,337
     Depreciation and amortization........................................     220,200         202,421
     Fuel.................................................................     146,578         173,780
     Other................................................................     747,463         733,520
                                                                            ----------      ----------
                                                                             3,198,111       3,033,013
                                                                            ----------      ----------
Operating Income..........................................................     219,072         264,205

Other Income (Expense):
     Interest, net........................................................     (21,952)        (25,828)
     Other, net...........................................................      (4,438)          8,618
                                                                            ----------      ----------
                                                                               (26,390)        (17,210)
                                                                            ----------      ----------
Income Before Income Taxes................................................     192,682         246,995

Provision for Income Taxes................................................      79,963         103,738
                                                                            ----------      ----------
Net Income................................................................  $  112,719      $  143,257
                                                                            ----------      ----------
                                                                            ----------      ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                    August 31,
                                                                          -----------------------------
                                                                              1998             1997
                                                                          -------------    ------------
                                                                                  (In thousands)


Net Cash Provided by Operating Activities.................................  $  322,119      $ 206,782

Investing Activities:
     Purchases of property and equipment, including
       deposits on aircraft...............................................   (452,541)       (365,957)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions......................................          -          81,500
         Reimbursements of A300 deposits..................................     23,630          85,169
         Other dispositions...............................................      1,551           8,046
     Proceeds from sale of A300 purchase rights
       and other, net.....................................................     42,745          14,513
                                                                            ---------       ---------
Net cash used in investing activities.....................................   (384,615)       (176,729)
                                                                            ---------       ---------
Financing Activities:
     Proceeds from debt issuances.........................................          -         267,105
     Principal payments on debt...........................................     (6,000)       (209,446)
     Borrowings from parent company.......................................     78,178               -
     Other, net...........................................................          -              47
                                                                            ---------       ---------
Net cash provided by financing activities.................................     72,178          57,706
                                                                            ---------       ---------
Net increase in cash and cash equivalents.................................      9,682          87,759
Cash and cash equivalents at beginning of period..........................    104,606         122,023
                                                                            ---------       ---------
Cash and cash equivalents at end of period................................  $ 114,288       $ 209,782
                                                                            ---------       ---------
                                                                            ---------       ---------
Cash payments for:
     Interest (net of capitalized interest)...............................  $  13,727       $   8,631
                                                                            ---------       ---------
                                                                            ---------       ---------
     Income taxes.........................................................  $  18,653       $  24,817
                                                                            ---------       ---------
                                                                            ---------       ---------
Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)............................  $  10,446       $  25,741
     Fair value of assets acquired under
       exchange agreements................................................      6,690          31,413
                                                                            ---------       ---------
     Fair value of assets receivable (liabilities
       incurred) under exchange agreements................................  $   3,756       $  (5,672)
                                                                            ---------       ---------
                                                                            ---------       ---------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       On January 27, 1998, Federal Express Corporation ("the Company") became a wholly-owned subsidiary of FDX Corporation ("FDX").

       These interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of August 31, 1998 and the consolidated results of its operations and its consolidated cash flows for the three-month periods ended August 31, 1998 and 1997. Operating results for the three-month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

       Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, for the three months ended August 31, 1998 and 1997 was $99,274,000 and $139,355,000, respectively.

       Also effective June 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for these costs, requiring certain of them to be capitalized. For the three months ended August 31, 1998, incremental costs of $6,400,000 were capitalized.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2)    LONG-TERM DEBT

                                                                                  August 31,
                                                                                     1998             May 31,
                                                                                 (Unaudited)           1998
                                                                                --------------     -------------
                                                                                         (In thousands)

       Unsecured notes payable, interest rates of
         7.60% to 10.57%, due through 2098...................................     $1,047,872         $1,053,770
       Unsecured sinking fund debentures, interest
         rate of 9.63%, due through 2020.....................................         98,546             98,529
       Capital lease obligations and tax exempt bonds,
         interest rates of 5.35% to 7.88%,
         due through 2017....................................................        253,425            253,425
         Less bond reserves..................................................          9,024              9,024
                                                                                  ----------         ----------
                                                                                     244,401            244,401
       Other debt, interest rates of 9.68% to 9.98%..........................         45,964             46,009
                                                                                  ----------         ----------
                                                                                   1,436,783          1,442,709
         Less current portion................................................        265,481            257,529
                                                                                  ----------         ----------
                                                                                  $1,171,302         $1,185,180
                                                                                  ----------         ----------
                                                                                  ----------         ----------

(3)    COMMITMENTS

       As of August 31, 1998, the Company's purchase commitments for the remainder of 1999 and annually thereafter under various contracts are as follows (in thousands):

                                                         Aircraft-
                                     Aircraft            Related(1)          Other(2)                 Total
                                     --------            ----------          --------               ----------
       1999 (remainder)              $244,600             $413,400           $415,600               $1,073,600
       2000                           639,400              578,800            211,400                1,429,600
       2001                           269,800              509,000             59,600                  838,400
       2002                           240,600              156,200             18,100                  414,900
       2003                           457,400              156,600                  -                  614,000

       (1) Primarily aircraft modifications, rotables and spare parts and engines.

       (2)    Vehicles, facilities, computers and other equipment.

       The Company is committed to purchase nine Airbus A300s, 33 MD11s and 50 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $70,094,000 have been made toward these purchases.

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

       During the three-month period ended August 31, 1998, the Company acquired three Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1998. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

       Lease commitments added since May 31, 1998 for the three Airbus A300s are as follows (in thousands):

                            1999                  $ 12,900
                            2000                    15,500
                            2001                    15,800
                            2002                    15,900
                            2003                    17,700
                            Thereafter             336,200

(4)    LEGAL PROCEEDINGS

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

(5)    RELATED PARTY TRANSACTIONS

       As of August 31, 1998, the Company had a payable balance due to its parent, FDX Corporation, of $36,800,000, which is included in Other liabilities. Included in the payable amount is an intercompany operating payable of $8,500,000; the remaining balance of $28,300,000 represents the net activity from funds transferred between FDX and the Company for working capital purposes.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS

       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1998, and the related condensed consolidated statements of income for the three-month periods ended August 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1998 and 1997, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of August 31, 1998 and the related condensed consolidated statements of income for the three-month periods ended August 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1998 and the related consolidated statements of income, changes in owner's equity and cash flows for the year then ended. In our report dated July 8, 1998, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                      Arthur Andersen LLP

Memphis, Tennessee
September 23, 1998

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       For the three months ended August 31, 1998, the Company recorded net income of $113 million on revenues of $3.4 billion compared with net income of $143 million on revenues of $3.3 billion for the same period in the prior year.

       The prior year's results included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, the Company delivered approximately 800,000 additional U.S. domestic express packages per day. Although it is difficult to estimate with precision the impact of this additional volume, the Company has retained a portion of this volume. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $150 million and $50 million in U.S. domestic revenues and operating income, respectively, in that quarter.

       Excluding the strike-related impact, current quarter earnings reflect improved domestic results, partially offset by continued weak international conditions.

Revenues

       The following table shows a comparison of revenues (in millions):

                                                                            Three Months
                                                                               Ended
                                                                              August 31,
                                                                        -----------------------     Percent
                                                                          1998           1997       Change
                                                                        --------       --------    ---------

   U.S. domestic express...............................................  $2,423         $2,335       + 4

   International Priority (IP).........................................     725            655       +11
   International Express Freight (IXF)
       and Airport-to-Airport (ATA)....................................     134            151       -11
   Charter, Logistics services
       and other.......................................................     135            156       -13
                                                                         ------         ------
                                                                         $3,417         $3,297       + 4
                                                                         ------         ------
                                                                         ------         ------

       The following table shows a comparison of selected operating statistics (packages and pounds in thousands):

                                                                            Three Months
                                                                               Ended
                                                                              August 31,
                                                                        -----------------------     Percent
                                                                          1998           1997       Change
                                                                        --------       --------    ---------

U.S. domestic express:
   Average daily packages..............................................   2,725          2,692       + 1
   Revenue per package.................................................  $13.47         $13.55       - 1

IP:
   Average daily packages..............................................     265            246       + 8
   Revenue per package.................................................  $41.45         $41.56         -

IXF/ATA:
   Average daily pounds................................................   2,621          2,652       - 1
   Revenue per pound...................................................  $  .77         $  .89       -13

Operating weekdays.....................................................      66             64


       The Company's U.S. domestic package volume growth was relatively flat primarily due to the impact of the additional volume during the UPS strike in the prior year. The majority of the strike-related volume was in the deferred service category, generally at list price and above average weight per package. Excluding the revenue and volume associated with the strike and the proceeds from a temporary fuel surcharge in the prior year, U.S. domestic average daily package volume and revenue per package (yield) increased 6% and 2% year over year in the current quarter. Management expects total U.S. domestic package volume in 1999 to grow at a lower rate than that experienced in the past two fiscal years. Management believes that U.S. domestic yield should remain stable or increase slightly year over year during the remainder of 1999 due to continued effects of yield-management actions, including a 3% to 4% rate increase in February 1998. Actual results may vary depending on the impact of domestic economic conditions, competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

       The Company's IP revenue and volume year-over-year growth rates slowed to 11% and 8% for the quarter, respectively. In the current quarter, which contained two additional operating days, IP revenue rose 7% on a daily basis. Slower growth in the current quarter was primarily due to weakness in Asian markets and was especially evident in U.S. outbound shipments to that region. Total IP yield remained stable during the quarter compared to the same period of the prior year. Management expects continued pressure on IP volume and yield for the remainder of 1999. Actual IP results will depend on international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.

       The Company's airfreight (IXF/ATA) volume, revenue and yield declined year over year for the quarter. IXF volume (a space-confirmed, time-definite service) increased 3% for the quarter, but yield declined 12% for the same period. ATA volume (a lower-priced, space-available service) decreased 9% for the quarter, with yield lower by 17% for the same period. Management expects airfreight volume and yield to continue to decline, year over year, through the balance of 1999. Due to the impact of difficult international economic conditions on IP and airfreight traffic, management has adjusted the Company's expansion and aircraft deployment plans accordingly. Actual airfreight results will, however, depend on international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

Operating Expenses

       Salaries and employee benefits rose 6% for the quarter, primarily due to higher employment levels associated with volume growth. After adjusting for prior year items, primarily the additional revenue and salaries and employee benefits expense associated with the UPS strike and the proceeds from a temporary fuel surcharge, the increase is consistent with the rate of revenue growth. Included in the prior year's expense was a $25 million special appreciation bonus for U.S. operations employees for their extra efforts during the UPS strike and increased provisions under the Company's performance-based incentive compensation plans.

       An increase in rentals and landing fees of 14% for the quarter was primarily due to additional facilities and aircraft leased by the Company. The current year's expense includes additional building leases at the Indianapolis and Alliance-Fort Worth hubs. As of August 31, 1998, the Company had 89 wide-bodied aircraft under operating lease compared with 82 as of August 31, 1997. The prior year's expense was favorably impacted by approximately $9 million of a $17 million net gain resulting from the destruction of a leased MD11 aircraft in an accident in July 1997 (described below in Other Income and Expense and Income Taxes). Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1999 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

       Maintenance and repairs expense increased 16% for the quarter primarily due to higher year-over-year engine and airframe maintenance on MD11 and B727 aircraft. In the first quarter of 1998, an operating reserve for the disposition of leased B747 was increased $9 million, with the majority of this increase recorded as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the increasing size and age of the Company's fleet and the variety of aircraft types.

       Fuel expense fell 16% for the quarter due to a 24% decline in average jet fuel price per gallon, partially offset by a 10% increase in jet fuel gallons consumed. The prior year's first quarter fuel expense included payments made by the Company under contracts that were designed to limit the Company's exposure to fluctuations in jet fuel prices. Effective August 1, 1997, the Company lifted its temporary 2% fuel surcharge that had been in place on certain U.S. domestic and U.S. export shipments. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

       Other operating expenses increased at a lower rate than revenue because the prior year included incremental expenses associated with the additional volume during the UPS strike, including transportation of packages by third parties, temporary manpower and uniforms and supplies. These expenses and the cost of sales of engine noise reduction kits are the largest items included in other operating expense.

Operating Income

       Including the impact of the UPS strike on prior year results, the Company's consolidated operating income decreased 17% for the quarter from the prior year. Excluding the impact of the UPS strike, operating income increased 2% due to improved results in the Company's U.S. domestic operations, largely offset by declining results in international operations.

       U.S. domestic operating income was $205 million and $241 million for the quarters ending August 31, 1998 and 1997, respectively. The prior year's operating income included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge through August 1, 1997. Excluding these prior year factors, operating income increased 23%, cost per package rose 0.9%, yields increased 2% and package volume grew 6%. Sales of engine noise reduction kits contributed $29 million and $36 million to U.S. domestic operating income in the first quarter of 1999 and 1998, respectively. U.S. domestic margin for the quarter was 8.2%, compared with 9.9% (7.4%, excluding the aforementioned prior year items) for the same period in the prior year.

       The Company's international operating income was $14 million for the quarter, compared with $23 million for the prior year. International operating results declined as a result of slower IP volume growth and declining airfreight volumes at a time of year-over-year capacity increases. Fixed costs associated with the increased capacity, including salaries and employee benefits and aircraft lease expense, also negatively impacted international results. In addition, the net effect of foreign currency fluctuations contributed to the decline in the Company's international operating income. International operating margin was 1.5% for the quarter compared with 2.7% for the same period in the prior year.

Other Income and Expense and Income Taxes

       Net interest expense declined 15% for the quarter due to lower debt levels and a slightly higher amount of capitalized interest.

       Other, net for the prior year's first quarter included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. At that time, FedEx realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on the leased aircraft. Approximately $8 million of this gain was recorded in non-operating income.

FINANCIAL CONDITION

Liquidity

       Cash and cash equivalents totaled $114 million at August 31, 1998, an increase of $10 million since May 31, 1998. Cash provided from operations was $322 million for the current quarter compared with $207 million for the same period in the prior year. Management believes that cash flow from operations and the parent company's (FDX Corporation) commercial paper program and bank revolving credit facility will adequately meet the Company's working capital needs for the foreseeable future.

Capital Resources

       The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunication equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including global economic conditions, volume growth, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       Capital expenditures for the first three months of 1998 totaled $453 million and included one MD11, aircraft modifications, customer automation and computer equipment and vehicles and ground support equipment. In comparison, prior year expenditures totaled $366 million and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. In June 1997, an MD11 purchased in February 1997 was sold and leased back. For information on the Company's purchase commitments, see Note 3 of Notes to Condensed Consolidated Financial Statements.

       Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

Market Risk Sensitive Instruments and Positions

       There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 1998.

YEAR 2000 COMPLIANCE

Introduction

     The Company relies heavily on sophisticated information technology ("IT") for its business operations. For example, the Company maintains electronic connections with more than a million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The Y2K Project Office, which was established in 1996, coordinates and supports the Company's Y2K compliance effort. The Company has engaged a major international consulting firm to assist it in its Y2K program management.

     The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. Generally, the Company believes that its Y2K compliance effort is on schedule.

State of Readiness

     The Company has inventoried all business-critical infrastructure and applications software (collectively, "IT Systems"). Assessment/Design (researching the compliance status and determining the impact of, and renovation requirements for, the Company's IT Systems) and renovation (making the Company's IT Systems compliant) are approximately 85% and 75% complete, respectively. Testing, which involves validating compliance, is approximately 65% complete. Certification, which involves the Company's independent, internal review to verify that the appropriate testing process has occurred, is approximately 40% complete. The Company's IT Systems compliance effort is targeted to be 95% complete by December 31, 1998 and 100% complete by September 1, 1999.

     The inventory and assessment phases of the Company's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") are 100% complete. The remaining phases relating to Non-IT Systems are targeted for completion by May 31, 1999.

Y2K Interfaces with Material Third Parties

     The Company is making concerted efforts to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, vendors and suppliers) whose Y2K non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. The Company is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K non-compliance.

      In conjunction with the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), the Company is involved in a global and industry-wide effort to understand the Y2K compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers.

     The Company's vendor and product compliance program includes the following tasks: assessing vendor compliance status; product testing; tracking vendor compliance progress; developing contingency plans, including identifying alternate suppliers, as needed; addressing contract language; replacing, renovating or upgrading parts; requesting presentations from vendors or making on-site assessments, as required; and sending questionnaires. Failure to respond to these questionnaires results in further mail or phone correspondence, contingency plan development or vendor/product replacement.

Testing

     The Company's Y2K testing effort includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. The Company's test plans include sections which define the scope of the testing effort, roles and responsibilities of test participants, the test approach planned, software, hardware and data requirements, and test environments/techniques to be used, as well as other sections defining the test effort. System functionality is being verified and documented for future dates.

     A separate Y2K mainframe environment has been created to test all operating system software and program product software. This Y2K environment is designed to accomplish future date "end to end" testing of the larger applications and to validate interface communications between applications. The Company uses an independent, internal review to verify that the appropriate testing process has occurred.

Costs to Address Y2K Compliance

     Since 1996, the Company has spent approximately $57 million on Y2K compliance. The Company expects that its Y2K compliance efforts will require additional expenditures of approximately $85 million through 2000. The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ending May 31, 1999, Y2K expenditures should represent less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance efforts, management believes that no significant information technology projects have been deferred due to this work.

Contingency Planning and Risks

     The Company has begun developing contingency plans for Y2K non-compliance. These plans will include identifying alternate suppliers, vendors, procedures and operational sites, generating supply/equipment lists, conducting staff training and developing communication plans. A Company-wide contingency planning task force has been formed to ensure appropriate coverage and coordination of these plans and to integrate these with the Company's existing contingency plans. The Company's goal for completion of key Y2K contingency plans is January 31, 1999, with all other Y2K contingency plans targeted for completion by September 30, 1999. The Company plans to establish a contingency command and control center by April 30, 1999 to address any issues caused by Y2K non-compliance, with personnel on call beginning in November 1999.

     Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies, third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of Y2K compliance by third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 4 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


       Exhibit
       Number         Description of Exhibit
       --------       ----------------------
       12.1           Computation of Ratio of Earnings to Fixed Charges.

       15.1           Letter re Unaudited Interim Financial Statements.

       27.1           Financial Data Schedule.

(b)    Reports on Form 8-K.

       During the quarter ended August 31, 1998, the Registrant filed four Current Reports on Form 8-K. The first report was dated July 8, 1998 and filed under Item 5, Other Events, and Item 7, Financial Statements and Exhibits. The report related to and contained a portion of Appendix A to the Preliminary Official Statement prepared with respect to the Indianapolis Airport Authority Special Facility Refunding Revenue Bonds, Series 1998 (Federal Express Corporation Project).

       The second report was dated June 30, 1998 and filed under Item 7, Financial Statements and Exhibits. The report contained documents related to 1998-1 Pass Through Certificates.

       The third report was dated July 15, 1998 and filed under Item 7, Financial Statements and Exhibits. The report contained documents related to 1998-1 Pass Through Certificates.

       The fourth report was dated August 27, 1998 and filed under Item 7, Financial Statements and Exhibits. The report contained documents related to 1998-1 Pass Through Certificates.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FEDERAL EXPRESS CORPORATION
                                             (Registrant)

Date:   October 13, 1998                  /s/ MICHAEL W. HILLARD
                                       ---------------------------
                                       MICHAEL W. HILLARD
                                       VICE PRESIDENT & CONTROLLER
                                       (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------          ----------------------
12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27.1             Financial Data Schedule.
