Form 10-Q
period 1998-11-30
FEDERAL EXPRESS CORP
filed 1999-01-13
CIK 230211

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1998, OR

/ /   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM        TO        .
                                                           --------  --------


                         COMMISSION FILE NUMBER: 1-7806

                           FEDERAL EXPRESS CORPORATION

             (Exact name of registrant as specified in its charter)

                Delaware                                    71-0427007
        (State of incorporation)                         (I.R.S. Employer
                                                        Identification No.)

          2005 Corporate Avenue
           Memphis, Tennessee                                  38132
          (Address of principal                             (Zip Code)
           executive offices)

                                 (901) 369-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of December 31, 1998 was 1,000. The Registrant is a wholly-owned subsidiary of FDX Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                       INDEX

                           PART I. FINANCIAL INFORMATION


                                                                           PAGE
Condensed Consolidated Balance Sheets
     November 30, 1998 and May 31, 1998.................................    3-4

Condensed Consolidated Statements of Income
     Three and Six Months Ended November 30, 1998 and 1997..............      5

Condensed Consolidated Statements of Cash Flows
     Six Months Ended November 30, 1998 and 1997........................      6

Notes to Condensed Consolidated Financial Statements....................    7-9

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants..................................     10

Report of Independent Public Accountants................................     11

Management's Discussion and Analysis of Results of Operations
     and Financial Condition............................................  12-20

                           PART II. OTHER INFORMATION

Legal Proceedings.......................................................     21

Exhibits and Reports on Form 8-K........................................     21

EXHIBIT INDEX...........................................................    E-1

                                       - 2 -

                    FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
------
                                                                                 November 30,
                                                                                    1998              May 31,
                                                                                 (Unaudited)           1998
                                                                                 ------------         -------
                                                                                          (In thousands)
Current Assets:

     Cash and cash equivalents................................................   $    96,963        $   104,606
     Receivables, less allowances of $45,883,000
       and $43,245,000........................................................     1,798,568          1,669,568
     Spare parts, supplies and fuel...........................................       307,711            338,745
     Deferred income taxes....................................................       199,106            183,063
     Prepaid expenses and other...............................................        28,730             80,696
                                                                                 -----------        -----------
         Total current assets.................................................     2,431,078          2,376,678
                                                                                 -----------        -----------


Property and Equipment, at Cost...............................................    11,778,576         11,063,893
     Less accumulated depreciation and amortization...........................     6,268,832          5,863,325
                                                                                 -----------        -----------
         Net property and equipment...........................................     5,509,744          5,200,568
                                                                                 -----------        -----------


Other Assets:

     Goodwill.................................................................       345,283            351,507
     Equipment deposits and other assets......................................       452,066            504,353
                                                                                 -----------        -----------
         Total other assets...................................................       797,349            855,860
                                                                                 -----------        -----------
                                                                                 $ 8,738,171        $ 8,433,106
                                                                                 -----------        -----------
                                                                                 -----------        -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                     FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY
------------------------------


                                                                                 November 30,
                                                                                    1998               May 31,
                                                                                 (Unaudited)           1998
                                                                                --------------   ---------------
                                                                                           (In thousands)
Current Liabilities:

     Current portion of long-term debt........................................   $   114,087        $   257,529
     Salaries, wages and benefits.............................................       592,909            547,073
     Accounts payable.........................................................       930,414            965,167
     Accrued expenses ........................................................       696,847            631,530
                                                                                 -----------        -----------
         Total current liabilities............................................     2,334,257          2,401,299
                                                                                 -----------        -----------

Long-Term Debt, Less Current Portion .........................................     1,161,406          1,185,180

Deferred Income Taxes.........................................................       213,056            218,328

Other Liabilities.............................................................     1,375,934          1,226,570

Commitments and Contingencies (Notes 3 and 4)

Owner's Equity:
     Common Stock, $.10 par value;
        1,000 shares authorized, issued and outstanding.......................             -                  -
     Additional paid-in capital...............................................       893,469            893,469
     Retained earnings........................................................     2,781,819          2,535,537
     Cumulative foreign currency
        translation adjustments...............................................       (21,770)           (27,277)
                                                                                 -----------        -----------
         Total owner's equity.................................................     3,653,518          3,401,729
                                                                                 -----------        -----------
                                                                                 $ 8,738,171        $ 8,433,106
                                                                                 -----------        -----------
                                                                                 -----------        -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                              Three Months Ended           Six Months Ended
                                                                  November 30,                 November 30,
                                                            -----------------------       ----------------------
                                                              1998          1997              1998       1997
                                                            ----------   ----------        ----------  ----------
                                                                                   (In thousands)
Revenues................................................  $3,482,236       $3,299,159      $6,899,419   $6,596,377

Operating Expenses:
     Salaries and employee benefits.....................   1,541,743        1,425,473       3,082,504    2,875,960
     Rentals and landing fees...........................     328,096          316,479         641,518      590,947
     Maintenance and repairs............................     218,093          196,139         446,832      394,476
     Depreciation and amortization......................     221,688          208,925         441,888      411,346
     Fuel...............................................     150,855          182,383         297,433      356,163
     Other..............................................     770,822          755,955       1,519,233    1,489,475
                                                          ----------       ----------      ----------   ----------
                                                           3,231,297        3,085,354       6,429,408    6,118,367
                                                          ----------       ----------      ----------   ----------
Operating Income........................................     250,939          213,805         470,011      478,010

Other Income (Expense):
     Interest, net......................................     (20,897)         (28,649)        (42,849)     (54,477)
     Other, net.........................................      (1,729)            (647)        ( 6,167)       7,971
                                                          ----------       ----------       ----------   ----------
                                                             (22,626)         (29,296)        (49,016)     (46,506)
                                                          ----------       ----------       ----------   ----------
Income Before Income Taxes..............................     228,313          184,509         420,995      431,504

Provision for Income Taxes..............................      94,750           77,494         174,713      181,232
                                                          ----------       ----------         --------   ----------
Net Income..............................................  $  133,563       $  107,015      $  246,282   $  250,272
                                                          ----------       ----------       ----------   ----------
                                                          ----------       ----------       ----------   ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                   Six Months Ended
                                                                                      November 30,
                                                                              ----------------------------
                                                                                  1998             1997
                                                                              ------------     -----------
                                                                                      (In thousands)
Net Cash Provided by Operating Activities.................................      $ 799,202        $ 514,141

Investing Activities:
     Purchases of property and equipment,
      including deposits on aircraft of $100,000
      and $6,392,000......................................................       (864,283)        (787,803)
     Proceeds from disposition of property and equipment:
         Sale-leaseback transactions......................................         80,995          162,900
         Reimbursements of A300 deposits..................................         25,130          106,991
         Other dispositions...............................................        140,878           36,190
     Other, net...........................................................           (692)           2,119
                                                                                ---------        ---------
Net cash used in investing activities.....................................       (617,972)        (479,603)
                                                                                ---------        ---------

Financing Activities:
     Proceeds from debt issuances.........................................              -          267,105
     Principal payments on debt...........................................       (167,668)        (234,952)
     Net payments to parent company.......................................        (21,205)               -
     Other, net...........................................................              -            4,463
                                                                                ---------        ---------
Net cash (used in) provided by financing activities.......................       (188,873)          36,616
                                                                                ---------        ---------

Net (decrease) increase in cash
 and cash equivalents.....................................................         (7,643)          71,154
Cash and cash equivalents at beginning of period..........................        104,606          122,023
                                                                                ---------        ---------
Cash and cash equivalents at end of period................................      $  96,963        $ 193,177
                                                                                ---------        ---------
                                                                                ---------        ---------


Cash payments for:
     Interest (net of capitalized interest)...............................      $  47,561        $  51,171
                                                                                ---------        ---------
                                                                                ---------        ---------
     Income taxes.........................................................      $  47,322        $ 234,668
                                                                                ---------        ---------
                                                                                ---------        ---------

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)............................      $  26,006        $  59,718
     Fair value of assets acquired under
       exchange agreements................................................         14,300           47,606
                                                                                ---------        ---------
     Fair value of assets surrendered in excess
       of assets acquired.................................................      $  11,706        $  12,112
                                                                                ---------        ---------
                                                                                ---------        ---------



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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of November 30, 1998 and the consolidated results of its operations for the three and six-month periods ended November 30, 1998 and 1997, and its consolidated cash flows for the six-month periods ended November 30, 1998 and 1997. Operating results for the three and six-month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

       Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, for the three months ended November 30, 1998 and 1997 was $152,515,000 and $100,356,000, respectively. For the six months ended November 30, 1998 and 1997, total comprehensive income, net of taxes, was $251,789,000 and $239,711,000, respectively.

       Also effective June 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for these costs, requiring certain of them to be capitalized. For the three and six months ended November 30, 1998, incremental costs of $7,900,000 and $14,300,000, respectively, were capitalized.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2)    LONG-TERM DEBT

                                                                                 November 30,
                                                                                     1998              May 31,
                                                                                 (Unaudited)            1998
                                                                                ---------------     ------------
                                                                                          (In thousands)
       Unsecured notes payable, interest rates of
         7.60% to 10.57%, due through 2098.......................................$  887,974          $1,053,770
       Unsecured sinking fund debentures, interest
         rate of 9.63%, due through 2020.........................................    98,564              98,529
       Capital lease obligations and tax exempt bonds,
         interest rates of 5.35% to 7.88%, due through 2017......................   253,425             253,425
         Less bond reserves......................................................     9,024               9,024
                                                                                 ----------          ----------
                                                                                    244,401             244,401
       Other, interest rates of 9.68% to 9.98%...................................    44,554              46,009
                                                                                 ----------          ----------
                                                                                  1,275,493           1,442,709
         Less current portion....................................................   114,087             257,529
                                                                                 ----------          ----------
                                                                                 $1,161,406          $1,185,180
                                                                                 ----------          ----------
                                                                                 ----------          ----------



(3)    COMMITMENTS

       As of November 30, 1998, the Company's purchase commitments for the remainder of 1999 and annually thereafter under various contracts are as follows (in thousands):


                                                         Aircraft-
                                     Aircraft            Related(1)          Other(2)         Total
                                     ---------           -----------       ----------      ------------
       1999 (remainder)              $ 77,600             $273,100           $254,400      $  605,100
       2000                           641,800              565,400            165,900       1,373,100
       2001                           269,800              509,000             69,500         848,300
       2002                           240,600              156,200             18,100         414,900
       2003                           457,400              156,600                  -         614,000


       (1) Primarily aircraft modifications, rotables and spare parts and engines.

       (2)   Vehicles, facilities, computers and other equipment.

       The Company is committed to purchase six Airbus A300s, 33 MD11s and 50 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $68,594,000 have been made toward these purchases.

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

       During the six-month period ended November 30, 1998, the Company acquired six Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1998. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

       Lease commitments added since May 31, 1998 for the six Airbus A300s and one MD11 purchased in the first quarter of 1999 and subsequently sold and leased back, are as follows (in thousands):


                   1999                  $ 19,800
                   2000                    37,100
                   2001                    36,800
                   2002                    38,400
                   2003                    38,200
                   Thereafter             788,700



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

(5)    RELATED PARTY TRANSACTIONS

       As of November 30, 1998, the Company had a net receivable balance due from its parent, FDX Corporation, of $18,960,000, which is included in Other assets. This amount comprises an intercompany operating payable of $52,160,000 and a receivable balance of $71,120,000, representing the net activity from funds transferred between FDX and the Company for working capital purposes.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS

       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1998, and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1998 and 1997, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Federal Express Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1998 and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Memphis, Tennessee
December 16, 1998

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

       For the second quarter ended November 30, 1998, the Company recorded consolidated net income of $134 million on revenues of $3.5 billion compared with net income of $107 million on revenues of $3.3 billion for the same period in the prior year. For the six months ended November 30, 1998, the Company recorded consolidated net income of $246 million on revenues of $6.9 billion compared with net income of $250 million on revenues of $6.6 billion for the same period in the prior year.

       The prior year's year-to-date results of operations included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. During the 12 operating days of the strike, the Company delivered approximately 800,000 additional U.S. domestic express packages per day. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $150 million and $50 million in U.S. domestic revenues and operating income, respectively, in that quarter.

       Earnings for the quarter and year-to-date periods, excluding the impact of the UPS strike, reflect improved domestic results, partially offset by continued weakness in trans-Pacific traffic and a general softness in many international economies.

Revenues

       The following table shows a comparison of revenues (in millions):


                                                     Second Quarter                        YTD Period
                                                         Ended                                Ended
                                                      November 30,                         November 30,
                                                  ------------------      Percent       ------------------    Percent
                                                    1998        1997      Change         1998        1997      Change
                                                   ------      ------     -------       ------      ------     -------
   U.S. domestic express.........................  $2,442      $2,266       + 8         $4,865      $4,601       + 6
   International Priority (IP)...................     762         699       + 9          1,487       1,354       +10
   International Express Freight
       (IXF) and Airport-to-Airport
       (ATA).....................................     139         166       -17            272         317       -14
   Charter, Logistics services
       and other.................................     139         168       -17            275         324       -15
                                                   ------      ------                   ------      ------
                                                   $3,482      $3,299       + 6         $6,899      $6,596       + 5
                                                   ------      ------                   ------      ------
                                                   ------      ------                   ------      ------


       The following table shows a comparison of selected operating statistics (packages and pounds in thousands):


                                                     Second Quarter                        YTD Period
                                                         Ended                                Ended
                                                      November 30,                         November 30,
                                                  ------------------      Percent       ------------------    Percent
                                                    1998        1997      Change         1998        1997      Change
                                                   ------      ------     -------       ------      ------     -------
U.S. domestic express:
   Average daily packages........................   2,860       2,732       + 5          2,791       2,712       + 3
   Revenue per package...........................  $13.55      $13.17       + 3         $13.51      $13.36       + 1

IP:
   Average daily packages........................     285         265       + 8            275         256       + 8
   Revenue per package...........................  $42.45      $41.89       + 1         $41.96      $41.73       + 1

IXF/ATA:
   Average daily pounds..........................   2,719       2,984       - 9          2,669       2,816       - 5
   Revenue per pound.............................  $  .81      $  .88       - 8         $  .79      $  .89       -11

Operating weekdays...............................      63          63                      129         127



       The Company's U.S. domestic package revenue rose as both package volume and revenue per package (yield) increased for the quarter and year-to-date periods. During these periods, the Company experienced increased volume of its higher-priced, overnight services and increased average weight per package. Both of these factors contributed to the rise in U.S. domestic yield for the quarter and six-month periods. A threatened strike by the Fedex Pilots Association ("FPA") in November had a nominal negative effect on U.S. domestic package volume growth. The year-to-date results for the prior year included the additional volume during the UPS strike, which was primarily in the deferred service category and generally at list price. Excluding the revenue and volume associated with the UPS strike and the proceeds from a temporary fuel surcharge in the prior year, U.S. domestic average daily package volume and yield increased 5% and 3% year over year, respectively, for the six-month period. Management expects total U.S. domestic express package volume in 1999 to continue to grow at a lower rate than that experienced in the past two fiscal years. Management believes that U.S. domestic yield should remain stable or increase slightly, year over year, during the remainder of 1999 due to continued effects of yield-management actions and the Company's improved ability to capture incremental revenue due to it based upon certain package characteristics, such as weight and package dimensions. Actual results may vary depending on the impact of domestic economic conditions, competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

       The Company's IP revenue increased 9% and 10% for the quarter and year-to-date periods, respectively, as average daily packages and yields increased during these periods. IP volume growth rates continue to lag behind those experienced in prior years primarily due to weakness in Asian markets, especially in U.S. outbound traffic to that region. IP yields increased 1% for the quarter and year-to-date periods as the Company initiated limited pricing changes to offset various international currency fluctuations. Management expects IP growth rates to be constrained during the remainder of the fiscal year, primarily due to continuing international economic weakness. Management expects IP yields to remain constant or improve slightly as a result of currency-related pricing changes. Actual IP results will depend on international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.

       The Company's airfreight (IXF/ATA) volume, revenue and yield declined year over year for the quarter and six-month periods. IXF volume (a space-confirmed, time-definite service) decreased 2% for the quarter and was flat year-to-date, but yield declined 9% and 11% for the same periods. ATA volume (a lower-priced, space-available service) decreased 23% and 16% for the quarter and year-to-date periods, respectively, with yield lower by 13% and 14% for the same periods. Management expects airfreight volume and yield to continue to decline, year over year, through the balance of fiscal 1999. Due to the impact of difficult international economic conditions on IP and airfreight traffic, management has adjusted the Company's expansion and aircraft deployment plans accordingly. Actual airfreight results will depend on international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

Operating Expenses

       Salaries and employee benefits increased 8% and 7% for the quarter and year-to-date periods. Salaries and wages, as well as group insurance, increased for these periods primarily due to an increase in the number of employees, which was volume-related.

       A 4% and 9% increase in rentals and landing fees for the quarter and year-to-date periods, respectively, was primarily due to additional facilities being leased by the Company. The current year's expense includes additional building leases at the Indianapolis and Alliance-Fort Worth hubs. In the second quarter, supplemental aircraft lease and equipment lease expense declined year over year. In the prior year's second quarter, supplemental leased aircraft had been added to meet the demands of increased package volume during peak season and to replace an MD11 destroyed in July 1997, whereas in the current quarter, leased fleet aircraft were available for the capacity needs. As of November 30, 1998, the Company had 93 wide-bodied aircraft under operating lease compared with 84 as of November 30, 1997. During the six-month period, the additional leased fleet aircraft contributed to the rise in rental and landing fees. The prior year's first quarter expense was favorably impacted by approximately $9 million of a $17 million net gain resulting from the destruction of a leased MD11 aircraft in an accident in July 1997 (described below in Other Income and Expense). Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1999 and thereafter. The Company expects to be able to convert its A300 purchase commitments into direct operating leases. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

       Maintenance and repairs expense increased 11% and 13% for the quarter and year-to-date periods, respectively, primarily due to higher year-over-year engine maintenance expense on MD11 and B727 aircraft. In the first quarter of 1998, an accrual for the disposition of leased B747 aircraft was increased $9 million, with the majority of this increase recorded as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the increasing size and age of the Company's fleet and the variety of aircraft types.

       Fuel expense fell 17% and 16% for the quarter and six-month periods, respectively, primarily as a result of declines in jet fuel price per gallon (22% and 23%, respectively), partially offset by increases in jet fuel gallons consumed (2% and 6%, respectively). The prior year's fuel expense included payments made by the Company under contracts which were designed to limit the Company's exposure to fluctuations in jet fuel prices. Effective August 1, 1997, the Company lifted its temporary 2% fuel surcharge that had been in place on certain U.S. domestic and U.S. export shipments. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

       Other operating expense increased only 2% for the quarter and year-to-date periods, respectively, primarily due to the effect of cost constraints and lower cost of sales of engine noise reduction kits. The prior year's first quarter included incremental expenses associated with the additional volume during the UPS strike. Other operating expense includes transportation of packages by third parties, temporary labor and other outside service contracts, communications expense and the cost of sales of engine noise reduction kits.

       On October 30, 1998, contract negotiations between the Company and the FPA were discontinued. In November, the FPA began actively encouraging its members to decline all overtime work and issued ballots seeking strike authorization. To avoid service interruptions related to a threatened strike, the Company and its parent company (FDX Corporation) began strike contingency planning including entering into agreements for additional third party air and ground transportation and establishing special financing arrangements. Subsequently, the FPA agreed to end all job actions for 60 days and negotiations resumed. Such negotiations have resulted in a tentative agreement subject to ratification by the FPA membership in February 1999. Costs associated with these contingency plans, including contracts for supplemental airlift and ground transportation, are expected to reduce pretax earnings between $110 million to $120 million, adversely affecting the Company's earnings for the second half of 1999. These costs did not materially affect the second quarter.

Operating Income

       The Company's consolidated operating income increased 17% for the quarter and decreased 2% for the year-to-date period from the prior year. Excluding the impact of the UPS strike in the prior year, operating income increased 10% for the year-to-date period primarily due to improved results in the Company's U.S. domestic operations.

       U.S. domestic operating income was $217 million and $422 million for the quarter and year-to-date periods ended November 30, 1998. Prior year amounts were $167 million and $408 million for these same periods. The prior year's first quarter operating income included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge through August 1, 1997. Excluding these prior year factors, operating income increased 30% and 26% for the quarter and year-to-date periods. These increases were due to yield increases (2.9% and 2.6% for the quarter and year-to-date periods, respectively) exceeding increases in cost per package (0.8% for the quarter and year-to-date periods) and package volume growth of 5% for both of these periods. Cost per package rose only slightly for the periods primarily due to lower jet fuel prices, the effect of cost controls and increased productivity through higher service levels. Sales of engine noise reduction kits contributed $28 million and $57 million to U.S. domestic operating income in the second quarter and year-to-date periods ended November 30, 1998, compared with $34 million and $71 million in the same periods in the prior year. U.S. domestic operating margins were 8.6% and 8.4% for the quarter and six-month periods, respectively, compared with 7.1% and 8.5% (7.1% and 7.2%, excluding the aforementioned prior year items) for the same periods in the prior year.

       The Company's international operating income was $34 million and $48 million for the quarter and year-to-date periods, respectively, compared with $46 million and $70 million for the same periods of the prior year. International operating results declined as a result of slower IP volume growth and declining airfreight volumes and yields at a time of year-over-year capacity increases. Fixed costs associated with the increased capacity, including salaries and employee benefits and aircraft lease expense, also negatively impacted international results, but were partially offset by lower fuel costs. The Company's international operating margins were 3.5% and 2.5% for the quarter and year-to-date periods, respectively, compared with 4.9% and 3.8% for the same periods in the prior year.

Other Income and Expense

       Net interest expense declined 27% and 21% for the quarter and year-to-date periods, respectively, due to lower average debt levels.

       Other, net for the prior year's first quarter included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. At that time, the Company realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on the leased aircraft. Approximately $8 million of this gain was recorded in non-operating income.

FINANCIAL CONDITION

Liquidity

       Cash and cash equivalents totaled $97 million at November 30, 1998, a decrease of $8 million since May 31, 1998. Cash provided from operations for the first six months of 1999 was $799 million compared with $514 million for the same period in the prior year.

       In December 1998, FDX Corporation established a $1.0 billion business interruption facility with a 364-day maturity to fund, among other things, working capital needs and contingency plan expenses in the event of an actual or threatened business interruption due to labor issues with the FPA. In addition, FDX Corporation amended its existing $1.0 billion revolving credit agreement to allow for this business interruption facility. Concurrently, FDX Corporation extended part of the agreement, previously expiring in January 1999, to January 2000.

       Management believes that cash flow from operations and FDX Corporation's commercial paper program, bank revolving credit facility and business interruption facility will adequately meet the Company's working capital needs for the foreseeable future.

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

       Capital expenditures for the first six months of 1999 totaled $864 million and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. In comparison, prior year expenditures totaled $788 million and included two MD11's, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. An MD11 purchased in June 1998 was sold and leased back in September 1998. In June and September 1997, two MD11's purchased in February and June 1997 were sold and leased back. For information on the Company's purchase commitments, see Note 3 of Notes to Condensed Consolidated Financial Statements.

       Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

Market Risk Sensitive Instruments and Positions

       There have been no material changes in the Company's market risk sensitive instruments and positions since May 31, 1998. A description of these instruments and positions is disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

Euro Currency Conversion

       On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender.

       The Company established a euro task force to develop and implement euro conversion plans. The work of the task force in preparing for the introduction of the euro and the phasing out of the various legacy currencies includes numerous facets such as converting information technology systems, adapting billing and payment systems and modifying processes for preparing financial reports and records. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

       Since January 1, 1999, the Company has been prepared to quote rates to customers, generate billings and accept payments in both euros and legacy currencies. Based on the work of the Company's euro task force to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies are not likely to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

State of Readiness

       The Company's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is 95% complete. The Company has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, the IT Systems) and renovation (making IT Systems compliant) are substantially complete. Testing, which involves validating compliance, is approximately 95% complete. Within IT Systems, certification of application software, which involves the Company's independent, internal review to verify that the appropriate testing process has occurred, was approximately 95% complete as of December 31, 1998. Certification of the operating system software and program product software, (collectively, "infrastructure") is 55% complete. The Company's IT Systems compliance effort is targeted to be 100% complete by September 1, 1999.

       The inventory and assessment phases of the Company's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") are 100% complete. The remaining phases relating to the Company's Non-IT Systems are targeted for completion by May 31, 1999. The Company is 45% complete with the remediation effort on Non-IT Systems.

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

Testing

       The Company's Y2K testing effort includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. The Company's test plans include sections which define the scope of the testing effort, roles and responsibilities of test participants, the test approach planned, software, hardware and data requirements, and test environments/techniques to be used, as well as other sections defining the test effort. System functionality for future date accuracy is being verified and documented.

       A separate homogenous Y2K mainframe environment has been created to test all operating system software and program product software. The Y2K environment is designed to accomplish future date "end to end" testing of the larger applications and to validate interface communications between applications. The Company uses an independent, internal process to verify that the appropriate testing process has occurred.

Costs to Address Y2K Compliance

       Since 1996, the Company has incurred approximately $66 million in expense on Y2K compliance which includes internal and external software/hardware analysis, repair and related costs. The Company expects that its Y2K compliance efforts will require additional total costs of approximately $72 million, including capital expenditures of $12 million. In order to provide a consistent, objective method for identifying financial resources consumed for Y2K efforts, the Company classifies expenditures as Y2K costs for reporting purposes if they remedy only Y2K risks and would otherwise be unnecessary in the normal course of business.

       The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ending May 31, 1999, Y2K expenditures are expected to represent less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects have been deferred due to this work.

Contingency Planning and Risks

       The Company has begun developing contingency plans for Y2K non-compliance. These plans will include identifying alternate suppliers, vendors, procedures and operational sites, generating supply/equipment lists, conducting staff training and developing communication plans. Any significant incremental costs associated with these plans will not become known until these plans are fully developed. A Company-wide contingency planning task force has been formed to ensure appropriate coverage and coordination of these plans and to integrate these with the Company's existing contingency plans. The Company's goal for completion of key Y2K contingency plans is January 31, 1999, with all other Y2K contingency plans targeted for completion by September 30, 1999. The Company plans to establish a contingency command and control center by April 30, 1999 to address issues caused by Y2K non-compliance, with key personnel on call beginning November 1999.

       Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies and third-party suppliers, vendors and customers with whom the Company deals, the Company is unable to determine at this time the most reasonably likely worst case scenario. However, the Company believes that the greatest Y2K exposure exists in the following areas: lack of readiness of airports and air traffic systems and the global utilities and telecommunications infrastructure; lack of compliance and business continuance capabilities of suppliers, vendors, customers and independent contractors; and lack of readiness of third party pick-up and delivery providers on whom the Company relies in some offshore locations. However, the Company believes that its Y2K program, including related contingency planning, should significantly lessen the possibility of significant interruptions of normal operations. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       EXHIBIT
       NUMBER         DESCRIPTION OF EXHIBIT

       10.1 Nineteenth Supplemental Lease Agreement dated as of September 1, 1998 by and between the Company and the Memphis-Shelby County Airport Authority.

       12.1           Computation of Ratio of Earnings to Fixed Charges.

       15.1           Letter re Unaudited Interim Financial Statements.

       27             Financial Data Schedule (electronic filing only).


(b)    Reports on Form 8-K.

       During the quarter ended November 30, 1998, the Registrant filed four Current Reports on Form 8-K dated September 21, September 22, October 22 and November 17, 1998, respectively. All four reports were filed under Item 7, Financial Statements and Exhibits, and contained documents related to 1998-1 Pass Through Certificates.

                                SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FEDERAL EXPRESS CORPORATION
                                                        (Registrant)

Date:         January 11, 1999                    /s/ MICHAEL W. HILLARD
                                                ---------------------------
                                                MICHAEL W. HILLARD
                                                VICE PRESIDENT & CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT

10.1 Nineteenth Supplemental Lease Agreement dated as of September 1, 1998 by and between the Company and the Memphis-Shelby County Airport Authority.

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).