Form 10-Q
period 1999-02-28
FEDERAL EXPRESS CORP
filed 1999-04-13
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 1999, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of March 31, 1999 was 1,000. The Registrant is a wholly-owned subsidiary of FDX Corporation, and there is no market for the Registrant's common stock.

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

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                          PAGE
Condensed Consolidated Balance Sheets
     February 28, 1999 and May 31, 1998.................................   3-4

Condensed Consolidated Statements of Income
     Three and Nine Months Ended February 28, 1999 and 1998.............     5

Condensed Consolidated Statements of Cash Flows
     Nine Months Ended February 28, 1999 and 1998.......................     6

Notes to Condensed Consolidated Financial Statements....................  7-10

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants..................................    11

Report of Independent Public Accountants................................    12

Management's Discussion and Analysis of Results of Operations
     and Financial Condition............................................ 13-22

                           PART II. OTHER INFORMATION

Legal Proceedings.......................................................    23


Exhibits and Reports on Form 8-K........................................    23


EXHIBIT INDEX...........................................................   E-1


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
-------


                                                                                February 28,
                                                                                   1999              May 31,
                                                                                (Unaudited)           1998
                                                                               --------------     -----------
                                                                                        (In thousands)
Current Assets:
   Cash and cash equivalents................................................   $    79,988        $   104,606
   Receivables, less allowances of $44,202,000
     and $43,245,000........................................................     1,802,063          1,669,568
   Spare parts, supplies and fuel...........................................       281,636            338,745
   Deferred income taxes....................................................       192,046            183,063
   Prepaid expenses and other...............................................        93,830             80,696
                                                                               -----------        -----------

       Total current assets.................................................     2,449,563          2,376,678
                                                                               -----------        -----------

Property and Equipment, at Cost.............................................    11,890,954         11,063,893
   Less accumulated depreciation and amortization...........................     6,275,918          5,863,325
                                                                               -----------        -----------

       Net property and equipment...........................................     5,615,036          5,200,568
                                                                               -----------        -----------

Other Assets:
   Goodwill.................................................................       342,345            351,507
   Equipment deposits and other assets......................................       408,574            504,353
                                                                               -----------        -----------

       Total other assets...................................................       750,919            855,860
                                                                               -----------        -----------

                                                                               $ 8,815,518        $ 8,433,106
                                                                               -----------        -----------
                                                                               -----------        -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY
------------------------------


                                                                               February 28,
                                                                                  1999              May 31,
                                                                               (Unaudited)           1998
                                                                              -------------      -----------
                                                                                       (In thousands)
Current Liabilities:
  Current portion of long-term debt........................................   $   114,102        $   257,529
  Salaries, wages and benefits.............................................       511,994            547,073
  Accounts payable.........................................................       894,286            965,167
  Accrued expenses ........................................................       662,152            631,530
  Due to parent company....................................................       113,293                  -
                                                                              -----------        -----------

      Total current liabilities............................................     2,295,827          2,401,299
                                                                              -----------        -----------

Long-Term Debt, Less Current Portion ......................................     1,161,484          1,185,180

Deferred Income Taxes......................................................       209,129            218,328

Other Liabilities..........................................................     1,456,766          1,226,570

Commitments and Contingencies (Notes 3 and 4)

Owner's Equity:
  Common Stock, $.10 par value;
    1,000 shares authorized, issued and outstanding........................             -                  -
  Additional paid-in capital                                                      893,469            893,469
  Retained earnings........................................................     2,824,768          2,535,537
  Cumulative foreign currency
    translation adjustments................................................       (25,925)           (27,277)
                                                                              -----------        ------------

      Total owner's equity.................................................     3,692,312          3,401,729
                                                                              -----------        -----------

                                                                              $ 8,815,518        $ 8,433,106
                                                                              -----------        -----------
                                                                              -----------        -----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                    Nine Months Ended
                                                                 February 28,                         February 28,
                                                        ---------------------------         ------------------------------
                                                            1999            1998              1999                 1998
                                                        ----------       ----------         -----------         ----------
                                                                                 (In thousands)
Revenues..............................................  $3,430,708       $3,232,799         $10,330,127         $9,829,176

Operating Expenses:
   Salaries and employee benefits.....................   1,546,285        1,448,313           4,628,789          4,324,273
   Rentals and landing fees...........................     343,827          321,112             985,345            912,059
   Depreciation and amortization......................     233,268          214,510             675,156            625,856
   Maintenance and repairs............................     219,363          199,789             666,195            594,265
   Fuel...............................................     143,664          185,963             441,097            542,126
   Merger expenses....................................           -           14,000                   -             14,000
   Other..............................................     849,027          751,057           2,368,260          2,240,532
                                                        ----------       ----------         -----------         ----------

                                                         3,335,434        3,134,744           9,764,842          9,253,111
                                                        ----------       ----------         -----------         ----------

Operating Income......................................      95,274           98,055             565,285            576,065

Other Income (Expense):
   Interest, net......................................     (21,967)         (30,024)            (64,816)           (84,501)
   Other, net.........................................      (8,063)           1,027             (14,230)             8,998
                                                        ----------       ----------         -----------         ----------

                                                           (30,030)         (28,997)            (79,046)           (75,503)
                                                        ----------       ----------         -----------         ----------

Income Before Income Taxes............................      65,244           69,058             486,239            500,562

Provision for Income Taxes............................      22,214           34,884             196,927            216,116
                                                        ----------       ----------         -----------         ----------

Net Income............................................  $   43,030       $   34,174         $   289,312         $  284,446
                                                        ----------       ----------         -----------         ----------
                                                        ----------       ----------         -----------         ----------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      February 28,
                                                                             ------------------------------
                                                                                 1999               1998
                                                                             ------------       ------------
                                                                                     (In thousands)
Net Cash Provided by Operating Activities...............................     $   950,433        $   683,638

Investing Activities:
   Purchases of property and equipment, including
    deposits on aircraft of $7,792,000 in 1998..........................      (1,175,822)        (1,189,420)
   Proceeds from disposition of property
    and equipment:
      Sale-leaseback transactions.......................................          80,995            247,852
      Reimbursements of A300 deposits...................................          25,130            106,991
      Other dispositions................................................         141,955             37,916
   Other, net...........................................................           5,088             (3,386)
                                                                             -----------        -----------

Net cash used in investing activities...................................        (922,654)          (800,047)
                                                                             -----------        -----------

Financing Activities:

   Proceeds from debt issuances.........................................               -            267,105
   Principal payments on debt...........................................        (167,668)          (235,952)
   Net receipts from parent company.....................................         115,271             69,311
   Other, net...........................................................               -             14,443
                                                                             -----------        -----------

Net cash (used in) provided
 by financing activities................................................         (52,397)           114,907
                                                                             -----------        -----------

Net decrease in cash and cash equivalents...............................         (24,618)            (1,502)
Cash and cash equivalents at beginning of period........................         104,606            122,023
                                                                             -----------        -----------

Cash and cash equivalents at end of period..............................     $    79,988        $   120,521
                                                                             -----------        -----------
                                                                             -----------        -----------


Cash payments for:

   Interest (net of capitalized interest)...............................     $    65,454        $    72,712
                                                                             -----------        -----------
                                                                             -----------        -----------

   Income taxes.........................................................     $   247,918        $   297,001
                                                                             -----------        -----------
                                                                             -----------        -----------

Non-cash investing and financing activities:
   Fair value of assets surrendered under
    exchange agreements (with two airlines).............................     $    39,881        $    78,758
   Fair value of assets acquired under
    exchange agreements.................................................          21,603             64,904
                                                                             -----------        -----------
   Fair value of assets surrendered in excess
    of assets acquired..................................................     $    18,278        $    13,854
                                                                             -----------        -----------
                                                                             -----------        -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Federal Express Corporation (the "Company") is a wholly-owned subsidiary of FDX Corporation ("FDX").

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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 28, 1999 and the consolidated results of its operations for the three and nine-month periods ended February 28, 1999 and 1998, and its consolidated cash flows for the nine-month periods ended February 28, 1999 and 1998. Operating results for the three and nine-month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

       Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, for the three months ended February 28, 1999 and 1998 was $38,875,000 and $28,401,000, respectively. For the nine months ended February 28, 1999 and 1998, total comprehensive income, net of taxes, was $290,664,000 and $268,112,000, respectively.

       Also effective June 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for these costs, requiring certain of them to be capitalized. For the three and nine months ended February 28, 1999, incremental costs of $7,000,000 and $21,300,000, respectively, were capitalized. The Company estimates the pre-tax benefit of the adoption of this Statement to be approximately $30,000,000 for 1999.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2)    LONG-TERM DEBT


                                                                                 February 28,
                                                                                     1999               May 31,
                                                                                 (Unaudited)             1998
                                                                                 ------------        -----------
                                                                                        (In thousands)
       Unsecured notes payable, interest rates of
         7.60% to 10.57%, due through 2098.......................................$  888,050          $1,053,770
       Unsecured sinking fund debentures, interest
         rate of 9.63%, due through 2020.........................................    98,581              98,529
       Capital lease obligations and tax exempt bonds,
         interest rates of 5.35% to 7.88%,
         due through 2017........................................................   253,425             253,425
         Less bond reserves......................................................     9,024               9,024
                                                                                 ----------          ----------
                                                                                    244,401             244,401
       Other, interest rates of 9.68% to 9.98%...................................    44,554              46,009
                                                                                 ----------          ----------
                                                                                  1,275,586           1,442,709
         Less current portion....................................................   114,102             257,529
                                                                                 ----------          ----------
                                                                                 $1,161,484          $1,185,180
                                                                                 ----------          ----------
                                                                                 ----------          ----------


       Unsecured notes payable as of February 28, 1999, include $648,675,000 due through 2013 and $239,375,000 due in 2098.

(3)    COMMITMENTS

       As of February 28, 1999, the Company's purchase commitments for the remainder of 1999 and annually thereafter under various contracts are as follows (in thousands):


                                                    Aircraft-
                                Aircraft            Related(1)          Other(2)          Total
                                --------            ----------          --------          --------
       1999 (remainder)         $186,200             $149,700           $171,100          $507,000
       2000                      507,200              292,200            149,700           949,100
       2001                      281,000              561,100             59,600           901,700
       2002                      306,000              178,300                  -           484,300
       2003                      494,800              150,500                200           645,500


       (1) Primarily aircraft modifications, rotables and spare parts and engines.

       (2) Vehicles, facilities, computers and other equipment.

       The Company is committed to purchase six Airbus A300s, 33 MD11s, nine DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $68,446,000 have been made toward these purchases.

       The Company has agreements with two airlines to acquire 53 DC10 aircraft, spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 20 additional DC10s along with additional aircraft engines and equipment.

       In January 1999, put options were exercised by an airline requiring the Company to purchase nine DC10s for a total purchase price of $29,700,000. Delivery of the aircraft began in March 1999.

       During the nine-month period ended February 28, 1999, the Company acquired six Airbus A300s under operating leases. These aircraft were included as purchase commitments as of May 31, 1998. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

       Lease commitments added since May 31, 1998 for the six Airbus A300s and one MD11 purchased and subsequently sold and leased back are as follows (in thousands):

                                   1999                  $ 19,800
                                   2000                    37,100
                                   2001                    36,800
                                   2002                    38,400
                                   2003                    38,200
                                   Thereafter             788,700


(4)    LEGAL PROCEEDINGS

       Customers of the Company have filed four separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the excise tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award for attorneys' fees and costs. Three of those cases were consolidated in Minnesota Federal District Court. That court stayed the consolidated cases in favor of a case filed in Circuit Court of Greene County, Alabama. The stay was lifted in July 1998. Summary judgement was granted to the Company dismissing all claims in all three consolidated cases in Minnesota. The plaintiffs did not appeal the dismissal, which is now final. The complaint in the Alabama case also alleges that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996.

       A fifth case filed in the Supreme Court of New York, New York County, containing allegations and requests for relief substantially similar to the other four cases was dismissed with prejudice on the Company's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999 and is now a final decision.

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

       The Company intends to vigorously defend itself in the remaining Alabama case, which is still pending. No amount has been reserved for this contingency.

       The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.

(5)    RELATED PARTY TRANSACTIONS

       As of February 28, 1999, the Company had a total amount due to its parent, FDX Corporation, of $178,646,000. This amount comprises an intercompany operating payable of $113,293,000 included in Current Liabilities and $65,353,000 included in Other Liabilities which represents the net activity from participation in FDX's consolidated cash management program.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS




       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 1999, and the related condensed consolidated statements of income for the three and nine-month periods ended February 28, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1999 and 1998 included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of February 28, 1999 and the related condensed consolidated statements of income for the three and nine-month periods ended February 28, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Memphis, Tennessee
March 17, 1999

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       For the third quarter ended February 28, 1999, the Company recorded consolidated net income of $43 million on revenues of $3.4 billion compared with net income of $34 million on revenues of $3.2 billion for the same period in the prior year. For the nine months ended February 28, 1999, the Company recorded consolidated net income of $289 million on revenues of $10.3 billion compared with net income of $284 million on revenues of $9.8 billion for the same period in the prior year. Earnings for the quarter and year-to-date periods, excluding the following non-recurring items, reflect improved domestic and international results, partially offset by continued weakness in trans-Pacific traffic.

       On October 30, 1998, contract negotiations between the Company and the FedEx Pilots Association ("FPA") were discontinued. In November, the FPA began actively encouraging its members to decline all overtime work and issued ballots seeking strike authorization. To avoid service interruptions related to a threatened strike, the Company and its parent company, FDX Corporation ("FDX"), began strike contingency planning including entering into agreements for additional third party air and ground transportation and establishing special financing arrangements. Subsequently, the FPA agreed to end all job actions for 60 days and negotiations resumed. Such negotiations resulted in a five-year collective bargaining agreement that was ratified by the FPA membership in February 1999 and will take effect on May 31, 1999. Costs associated with these contingency plans, including contracts for supplemental airlift and ground transportation and a business interruption credit facility established in December 1998 by FDX, reduced the third quarter's pretax earnings by approximately $91 million.

       The prior year's third quarter results included $14 million of expenses related to the acquisition of Caliber System, Inc. These expenses were primarily investment banking fees.

       The prior year's year-to-date results of operations included the impact of the Teamsters strike against United Parcel Service ("UPS") in August 1997. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $150 million and $50 million in U.S. domestic revenues and operating income, respectively, in that quarter.

Revenues

       The following table shows a comparison of revenues (in millions):


                                                   Third Quarter                         YTD Period
                                                       Ended                                Ended
                                                    February 28,                         February 28,
                                                   ------------------     Percent      -------------------     Percent
                                                    1999        1998       Change        1999        1998       Change
                                                   ------      ------     -------      -------      ------     -------
   U.S. domestic express.........................  $2,445      $2,301       + 6        $ 7,310      $6,902       + 6
   International Priority (IP)...................     730         663       +10          2,217       2,018       +10
   International Express Freight
     (IXF) and Airport-to-Airport
     (ATA).......................................     129         140       - 7            402         456       -12
   Charter, Logistics services
     and other...................................     127         129       - 2            401         453       -11
                                                   ------      ------                  -------      ------

                                                   $3,431      $3,233       + 6        $10,330      $9,829       + 5
                                                   ------      ------                  -------      ------
                                                   ------      ------                  -------      ------


       The following table shows a comparison of selected operating statistics (packages and pounds in thousands):


                                                 Third Quarter                           YTD Period
                                                     Ended                                 Ended
                                                  February 28,                          February 28,
                                                 ------------------     Percent       ------------------     Percent
                                                  1999        1998       Change        1999        1998       Change
                                                 ------      ------     -------       ------      ------     -------
U.S. domestic express:
 Average daily packages........................   2,972       2,819       + 5          2,850       2,747       + 4
 Revenue per package...........................  $13.27      $12.95       + 2         $13.43      $13.22       + 2

IP:
 Average daily packages........................     279         255       +10            276         255       + 8
 Revenue per package...........................  $42.14      $41.28       + 2         $42.02      $41.58       + 1

IXF/ATA:
 Average daily pounds..........................   2,645       2,690       - 2          2,661       2,775       - 4
 Revenue per pound.............................  $  .79      $  .82       - 4         $  .79      $  .87       - 9

Operating weekdays.............................      62          63                      191         190


       The Company's U.S. domestic express package revenue rose as both package volume and revenue per package (yield) increased for the quarter and year-to-date periods. During these periods, the Company experienced increased volume of its higher-priced, overnight services and increased average weight per package. Each of these factors contributed to the rise in U.S. domestic yield for the quarter and nine-month periods. The year-to-date results for the prior year included the additional volume during the UPS strike, which was primarily in the deferred service category and generally at list price. Excluding the revenue and volume associated with the UPS strike and the proceeds from a temporary fuel surcharge in the prior year, U.S. domestic average daily package volume and yield increased 5% and 3% year over year, respectively, for the nine-month period. Management expects total U.S. domestic express package volume in the fourth quarter of 1999 to grow at a rate consistent with the current year year-to-date growth rate. Management believes that U.S. domestic yield should continue to increase slightly, year over year, during the fourth quarter of 1999 due to continued effects of yield-management actions, including a list rate increase averaging 2.8% for U.S. domestic shipments effective March 15, 1999. Also, through enhanced technology, the Company has improved its ability to capture incremental revenue based upon certain package characteristics, such as weight and package dimensions. Actual results may vary depending on the impact of domestic economic conditions, competitive pricing changes, customer responses to yield-management initiatives and changing customer demand patterns.

       IP revenue increased 10% for the quarter and year-to-date periods as average daily packages and yield increased during these periods. The Company's IP volume growth rates are less than those experienced in prior years primarily due to weakness in Asian markets, especially in U.S. outbound traffic to that region. Management expects the fourth quarter IP volume growth rate to be consistent with the current year year-to-date growth rate. IP yield increased 2% and 1% for the quarter and year-to-date periods, respectively, primarily as a result of increased weight per package. Management expects IP yield to remain constant or improve slightly as a result of increased weight per package. Actual IP results will depend on international economic conditions, actions by the Company's competitors and regulatory conditions for international aviation rights.

       The Company's airfreight (IXF/ATA) volume, revenue and yield declined year over year for the quarter and nine-month periods. IXF volume (a space-confirmed, time-definite service) increased 1% for the quarter and year-to-date periods, but yield declined 2% and 8% for the same periods. ATA volume (a lower-priced, space-available service) decreased 8% and 14% for the quarter and year-to-date periods, respectively, with yield lower by 12% and 13% for the same periods. Airfreight yield has declined year over year since the second quarter of 1996, with both volume and yield declining for the past three quarters. Management expects these trends to continue through the balance of 1999 and has adjusted the Company's expansion and aircraft deployment plans accordingly. These adjustments include deferring additional flights, reducing capacity on certain routes, suspending flights and redeploying aircraft to areas with capacity constraints. Actual airfreight results will depend on international economic conditions, actions by the Company's competitors, including capacity fluctuations, and regulatory conditions for international aviation rights.

Operating Expenses

       Salaries and employee benefits increased 7% for both the quarter and year-to-date periods, primarily due to package volume-related increases in the number of employees and increased provisions for the Company's performance-based incentive compensation plans.

       Increases of 7% and 8% in rentals and landing fees for the quarter and year-to-date periods, respectively, were primarily due to additional facilities leased by the Company. The current year's expense includes additional building leases at the Indianapolis and Alliance-Fort Worth hubs. In the third quarter, supplemental aircraft lease and equipment lease expense declined year over year. As discussed below, incremental leases associated with strike contingency planning are included in other operating expenses. In the prior year's third quarter, supplemental leased aircraft were added to meet the demands of increased package volume and to replace an MD11 destroyed in July 1997. In the current quarter, supplemental leased aircraft were not as extensively required (excluding strike contingency costs described below) because sufficient leased fleet aircraft were available for the Company's capacity needs. As of February 28, 1999, the Company had 93 wide-bodied aircraft under operating lease compared with 85 as of February 28, 1998. During the nine-month period, the additional leased fleet aircraft contributed to the rise in rental and landing fees. The prior year's first quarter expense was favorably impacted by approximately $9 million of a $17 million net gain resulting from the destruction of a leased MD11 aircraft in an accident in July 1997 (described below in Other Income and Expense). Management expects year-over-year increases in lease expense to continue as the Company enters into additional aircraft rental agreements during 1999 and thereafter, including the conversion of A300 purchase commitments into direct operating leases. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

       Maintenance and repairs expense increased 10% and 12% for the quarter and year-to-date periods, respectively, primarily due to higher year-over-year engine maintenance expense on MD11 and B727 aircraft. In the first quarter of 1998, an accrual for the disposition of leased B747 aircraft was increased $9 million, with the majority of this increase recorded as maintenance and repairs expense. Management believes that maintenance and repairs expense will continue a long-term trend of year-over-year increases for the foreseeable future due to the increasing size and age of the Company's fleet and the variety of aircraft types.

       Fuel expense fell 23% and 19% for the quarter and nine-month periods, respectively, primarily as a result of declines in jet fuel price per gallon (29% and 25%, respectively), partially offset by increases in jet fuel gallons consumed (8% and 6%, respectively). The prior year's fuel expense included payments made by the Company under contracts which were designed to limit the Company's exposure to fluctuations in jet fuel prices. Effective August 1, 1997, the Company lifted its temporary 2% fuel surcharge that had been in place on certain U.S. domestic and U.S. export shipments. This surcharge was implemented on February 3, 1997 to mitigate the impact of rising jet fuel prices.

       Other operating expense increased 13% and 6% for the quarter and year-to-date periods, respectively, primarily due to approximately $76 million recorded in the current year third quarter associated with strike contingency planning. These contingency costs consist principally of aircraft lease expense and lease termination fees. The prior year's first quarter included incremental expenses associated with the additional volume during the UPS strike. Other operating expense includes transportation of packages by third parties, temporary labor and other outside service contracts, communications expense and the cost of sales of engine noise reduction kits.

Operating Income

       The Company's consolidated operating income decreased 3% for the quarter and 2% for the year-to-date period from the prior year. Excluding the impact of strike contingency expenses in the current year and merger-related expenses and the benefit of the UPS strike in the prior year, operating income increased 57% and 20% for the quarter and year-to-date periods primarily due to improved results in the Company's U.S. domestic operations. Improved international results, excluding the contingency costs, also contributed to the increased operating income for the third quarter.

       U.S. domestic operating income was $112 million and $535 million for the quarter and year-to-date periods ended February 28, 1999. Prior year amounts were $105 million and $513 million for these same periods. During the current quarter, approximately $52 million of contingency costs were incurred by U.S. domestic operations. Included in the third quarter of the prior year were $14 million of expenses related to the acquisition of Caliber System, Inc. The prior year's first quarter operating income included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge through August 1, 1997. Excluding these non-recurring items in the current and prior years, operating income increased 38% and 29% for the quarter and year-to-date periods. These increases were due to yield increases (2.5% and 2.6% for the quarter and year-to-date periods, respectively) and package volume growth (5% for both the quarter and year-to-date periods). Cost per package remained constant for the periods. Sales of engine noise reduction kits contributed $24 million and $81 million to U.S. domestic operating income in the third quarter and year-to-date periods ended
February 28, 1999, compared with $26 million and $97 million in the same periods in the prior year. U.S. domestic operating margins were 4.5% and 7.1% (6.5% and 7.8% excluding the contingency costs) for the quarter and nine-month periods, respectively, compared with 4.4% and 7.2% (5.0% and 6.5%, excluding the aforementioned prior year items) for the same periods in the prior year.

       The Company's international operations reported an operating loss of $17 million for the third quarter and operating income of $31 million for the year-to-date period, compared with a loss of $7 million and income of $63 million for the same periods of the prior year. During the current quarter, approximately $29 million of contingency costs were incurred by international operations. Excluding these expenses, international operating results improved for the third quarter primarily due to lower fuel costs and cost controls. Both the quarter and year-to-date results were negatively impacted by slower IP volume growth, declining airfreight volume and yield at a time of year-over-year capacity increases and fixed costs associated with the increased capacity, including salaries and employee benefits and aircraft lease expense. International operating margins were -1.9% and 1.1% (1.3% and 2.1%, excluding contingency costs) for the quarter and year-to-date periods, respectively, compared with -0.8% and 2.4% for the same periods in the prior year.

Other Income and Expense

       Net interest expense declined 27% and 23% for the quarter and year-to-date periods, respectively, due to lower average debt levels.

       Other, net for the current quarter includes approximately $10 million of expenses related to the Company's contingency plans, primarily costs associated with the business interruption credit facility discussed below.

       Other, net for the prior year's first quarter included a gain from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. At that time, the Company realized a net gain of $17 million from the insurance settlement and the release from certain related liabilities on the leased aircraft. Approximately $8 million of this gain was recorded in non-operating income.

       The Company's effective tax rates of 34.0% and 40.5% for the quarter and year-to-date periods, respectively, compare with rates of 50.5% and 43.2% for these periods in the prior year. The decline in the year-to-date rate from 41.5% recorded in the first half of 1999 to 40.5% is primarily due to the combination of stronger than expected year-to-date results from international operations and lower worldwide income taxes on foreign earnings. The prior year rates were affected by certain one-time, merger-related costs which were nondeductible for federal and state income tax purposes. Excluding the impact of those nondeductible costs, the effective tax rate was 42.0% for the prior year's quarter and year-to-date periods.

FINANCIAL CONDITION

Liquidity

       Cash and cash equivalents totaled $80 million at February 28, 1999, a decrease of $25 million since May 31, 1998. Cash provided from operations for the first nine months of 1999 was $950 million compared with $684 million for the same period in the prior year.

       In December 1998, FDX Corporation established a $1.0 billion business interruption credit facility with a 364-day maturity to fund working capital needs and contingency plan expenses in the event of an actual or threatened business interruption due to labor issues with the FPA. In addition, FDX Corporation amended its existing revolving credit agreement to allow for this business interruption credit facility and to extend part of the agreement, previously expiring in January 1999, to January 2000. On February 4, 1999, the business interruption credit facility was canceled following the ratification of the contract by the members of the FPA. Approximately $10 million in fees and interest were incurred in connection with this facility.

       Management believes that cash flow from operations, FDX Corporation's commercial paper program and bank revolving credit facility will adequately meet the Company's working capital needs for the foreseeable future.

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

       Capital expenditures for the first nine months of 1999 totaled $1.2 billion and included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. Prior year expenditures also totaled $1.2 billion and included three MD11s, two A310s, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. An MD11 purchased in June 1998 was sold and leased back in September 1998. In June and September 1997 and February 1998, three MD11s purchased in February, June and November 1997 were sold and leased back. For information on the Company's purchase commitments, see Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Euro Currency Conversion

       On January 1, 1999, 11 of the 15 member countries of the European Union fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender.

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

       Since January 1, 1999, the Company has been prepared to quote rates to customers, generate billings and accept payments, in both euros and legacy currencies. Based on the work of the Company's euro task force to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

YEAR 2000 COMPLIANCE

Introduction

       The Company relies heavily on sophisticated information technology ("IT") for its business operations. For example, the Company maintains electronic connections with more than a million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The Y2K Project Office, which was established in 1996, coordinates and supports the Company's Y2K compliance effort. The Company has also engaged a major international consulting firm to assist it in its Y2K program management.

       The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

State of Readiness

       Generally, the Company believes that its Y2K compliance effort is on schedule.

       IT SYSTEMS

       The Company's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is 98% complete. The Company has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, the IT Systems) and renovation (making IT Systems compliant) are substantially complete. Testing, which involves validating compliance, is also substantially complete. Within IT Systems, certification of application software, which involves the Company's independent, internal review to verify whether the appropriate testing process has occurred, is approximately 96% complete. Certification of the operating system software and program product software (collectively, "infrastructure") is 85% complete. The Company's IT Systems compliance effort is targeted to be 100% complete by September 1, 1999. At present, a substantial portion of the key IT Systems are expected to be compliant by May 31, 1999. Those IT Systems which will most likely not be compliant until after May 31, 1999 include systems dependent upon external government or vendor interfaces. While all IT Systems are still expected to be compliant by September 1, 1999, contingency plans will be in place to mitigate any negative impact of the non-compliance of such systems.

       NON-IT SYSTEMS

       The inventory and assessment phases of the Company's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") are 100% complete. The remaining phases relating to the Company's Non-IT Systems are targeted for completion by May 31, 1999. The Company is 85% complete with the remediation effort on Non-IT Systems. All development and implementation scheduled from the present until May 31, 1999 is being closely monitored, and while there is the possiblity that some activities may take place after the target date, the Company believes that it will be substantially complete by May 31, 1999. Possible exceptions include implementation of the Company's automated shipping solutions by customers and rollout to the Company's customers of the FedEx Onsite Server upgrade, which may require some development on the part of the customer.

       The Company has established several definitions for compliance related to Non-IT Systems. For air infrastructure components (such as airports and air traffic systems), the Company defines compliant to mean that these components are being aggressively assessed and that approved processes are in place to monitor their evolving status and develop specific operational contingency plans. For business critical suppliers and affiliates, the Company defines compliant to mean that the suppliers and affiliates have been assessed, and a contingency plan has been developed as necessary.

       For the automated shipping solutions offered to customers, the Company defines compliant to mean that the Company has made available a compliant version of the associated shipping solution. A customer may choose to remain on a non-compliant version of software if the customer is willing to assume the associated risks and there are no potentially unfavorable impacts on the Company's internal systems.

       For electronic interfaces with customers and suppliers, the Company defines compliant to mean that it has made compliant transaction sets available and has made systems modifications that enable the Company to translate non-compliant versions that mitigate the potential impact to the Company's internal systems.

Y2K Interfaces with Material Third Parties

       The Company is making concerted efforts to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, customers, independent contractors, vendors and suppliers) whose Y2K standing could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. The Company is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K non-compliance.

       In conjunction with the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), the Company is involved in a global and industry-wide effort to understand the Y2K compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. The Company has developed contingency plans to minimize the impact of Y2K issues on its air operations. Contingency plans will be implemented, as necessary, to mitigate the impact of Y2K problems that might arise during the transition into 2000.

       The Company's vendor and product compliance program includes the following tasks: assessing vendor compliance status; product testing; tracking vendor compliance progress; developing contingency plans, including identifying alternate suppliers, as needed; addressing contract language; replacing, renovating or upgrading parts; requesting presentations from vendors or making on-site assessments, as required; and sending questionnaires. Failure to respond to these questionnaires results in further mail or phone correspondence, contingency plan development and/or vendor/product replacement.

Testing

       The Company's Y2K testing effort includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. The Company's test plans include sections which define the scope of the testing effort, roles and responsibilities of test participants, the test approach planned, software, hardware and data requirements, and test environments/techniques to be used as well as other sections defining the test effort. System functionality for future date accuracy is being verified and documented. The Company uses an independent, internal process to verify that the appropriate testing process has occurred.

       A separate homogenous Y2K mainframe environment has been created to test operating system software and program product software. The Y2K mainframe environment is designed to accomplish future date "end to end" testing of the larger applications and to validate interface communications between applications.

Costs to Address Y2K Compliance

       Since 1996, the Company has incurred approximately $75 million on Y2K compliance, which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and currently expects that it will incur additional total costs of approximately $45 million, including depreciation of $10 million. Forty percent of the remaining expenses, excluding depreciation, relate to the Y2K remediation efforts during the fourth quarter. Y2K expenditures after May 31, 1999 will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

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

Contingency Planning and Risks

       The Company's key contingency plans were completed by January 31, 1999. These plans address the activities to be performed by personnel in preparation for and during a Y2K-related failure that could have an immediate and significant impact on normal operations. A Y2K-related failure could include, but is not limited to, power outages, system or equipment failures, erroneous data, loss of communications and failure of a supplier or vendor. The contingency plans include, among other things, items such as pre-arranging alternative operating locations, replacing non-Y2K compliant suppliers and vendors, using back-up systems equipment and stockpiling additional inventory and supplies. They also outline alternative procedures, including manual ones, personnel can perform in order to carry out their mission-critical functions and trouble-shooting procedures the IT organization can follow to bring internal systems and equipment back into operation after a Y2K-related failure. The plans also establish procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. The Company expects to have a Y2K contingency command and control center by April 30, 1999 that will link to the Company's other operations command and control centers. Key personnel will be on call beginning November 1999 and on site beginning December 31, 1999.

       The Company's goal for completing all other contingency plans is September 30, 1999. Plans covering vendor and supplier issues are targeted for completion by May 31, 1999 to minimize the risks, if any, that these third parties may not be on schedule in their own Y2K efforts. The Company's goal for developing testing plans is May 31, 1999. Testing will include structured walk-throughs, mock drills and simulations and is expected to be completed by October 31, 1999. Although the cost of developing contingency plans is included in the total project costs described above, the cost of implementing any necessary contingency plans is not known at this time.

       Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies and third-party suppliers, vendors and customers with whom the Company deals, the Company believes that there is no single most reasonably likely worst case scenario. However, the Company believes that a most reasonably likely worst case scenario could include, but is not limited to, the following situations: delivery delays and the related re-routing costs due to the lack of readiness of airports and air traffic systems, principally outside the United States; the inability to serve certain customers or geographic areas due to their lack of compliance and business continuance capabilities of suppliers, vendors, customers and independent contractors, including third party pick-up and delivery providers on whom the Company relies in some offshore locations; and service delays or failures due to the global utilities and telecommunications infrastructure. The Company's Y2K program, including related contingency planning, is designed to substantially lessen the possibility of significant interruptions of normal operations. Despite its efforts to date, the Company may still incur substantial expenditures or experience significant delays in delivering its services as Y2K problems, both domestic and international, become known. Non-compliant systems of vendors, suppliers, customers and other third parties could also adversely affect the Company. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

                                      * * *

       Statements in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" or made by management of the Company which contain more than historical information may be considered forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements because of important factors identified in this "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 4 Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.


       Exhibit
       Number         Description of Exhibit
       -------        ----------------------
       10.1           Amendment dated March 19, 1998 to Sales Agreement dated
                      April 7, 1995 between American Airlines, Inc. and
                      Registrant. Confidential treatment has been requested
                      for certain confidential portions of this Exhibit
                      pursuant to Rule 24b-2 under the Securities Exchange
                      Act of 1934, as amended. In accordance with Rule 24b-2,
                      these confidential portions have been omitted from the
                      exhibit and filed separately.

       10.2           Amendment dated January, 1999 to Sales Agreement dated
                      April 7, 1995 between American Airlines, Inc. and
                      Registrant. Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange
                      Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately.

       10.3 Letter Agreement No. 9 dated January 27, 1999, amending the Modification Services Agreement dated September 16,
                      1996 between McDonnell Douglas Corporation and
                      Registrant. Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange
                      Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately.

       10.4           Amendment No. 1 dated January 22, 1999, amending the
                      Modification Services Agreement dated September 16,
                      1996 between McDonnell Douglas Corporation and
                      Registrant. Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange
                      Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately.

       12.1           Computation of Ratio of Earnings to Fixed Charges.

       15.1           Letter re Unaudited Interim Financial Statements.

       27             Financial Data Schedule (electronic filing only).


(b)    Reports on Form 8-K.

       No Current Reports on Form 8-K were filed during the quarter ended February 28, 1999.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FEDERAL EXPRESS CORPORATION
                                                  (Registrant)

Date:    April 12, 1999                        /s/ MICHAEL W. HILLARD
                                          --------------------------------------
                                          MICHAEL W. HILLARD
                                          VICE PRESIDENT & CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------          ----------------------
10.1             Amendment dated March 19, 1998 to Sales Agreement dated
                 April 7, 1995 between American Airlines, Inc. and
                 Registrant. Confidential treatment has been requested for
                 certain confidential portions of this Exhibit pursuant to
                 Rule 24b-2 under the Securities Exchange Act of 1934, as
                 amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed
                 separately.

10.2             Amendment dated January, 1999 to Sales Agreement dated
                 April 7, 1995 between American Airlines, Inc. and
                 Registrant. Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately.

10.3             Letter Agreement No. 9 dated January 27, 1999, amending the
                 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately.

10.4             Amendment No. 1 dated January 22, 1999, amending the
                 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been requested for certain confidential portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately.

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).
