Form 10-K405
period 1999-05-31
FEDERAL EXPRESS CORP
filed 1999-08-27
CIK 230211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED MAY 31, 1999.

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________________TO ______________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The Registrant is a wholly-owned subsidiary of FDX Corporation, a Delaware corporation ("FDX"), and there is no market for the Registrant's common stock, par value $.10 per share ("Common Stock"). As of August 2, 1999, 1,000 shares of the Registrant's Common Stock were outstanding.

     The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K, and is filing this form with the reduced disclosure format pursuant to General Instruction I(2).

                                TABLE OF CONTENTS

                                                                                    PAGE
                                     PART I                                         ----
ITEM 1.         Business...........................................................   3
ITEM 2.         Properties.........................................................  11
ITEM 3.         Legal Proceedings..................................................  15
ITEM 4.         Submission of Matters to a Vote of Security Holders................  16


                                     PART II

ITEM 5.         Market Price for the Registrant's Common Equity
                and Related Stockholder Matters....................................  16
ITEM 6.         Selected Financial Data............................................  16
ITEM 7.         Management's Discussion and Analysis of
                Results of Operations and Financial Condition......................  16
ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk ........  26
ITEM 8.         Financial Statements and Supplementary Data........................  27
ITEM 9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure..........................  49


                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant.................  49
ITEM 11.        Executive Compensation.............................................  49
ITEM 12.        Security Ownership of Certain Beneficial Owners and Management.....  49
ITEM 13.        Certain Relationships and Related Transactions.....................  49


                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K....  49


                       FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule...........  S-1
SCHEDULE II   Valuation and Qualifying Accounts....................................  S-2


EXHIBIT INDEX   ...................................................................  E-1

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

     Federal Express Corporation ("FedEx" or the "Company") began operations in 1973. On January 27, 1998, FedEx became a wholly-owned subsidiary of FDX Corporation ("FDX"), a newly formed holding company. FedEx invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of documents, packages and freight to 210 countries. The Company connects areas of the world that generate 90 percent of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. The Company's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make the Company the world's largest express-distribution company, providing fast, reliable service for over three million shipments each business day. The Company employs more than 141,000 employees and has more than 44,000 drop-off locations, 637 aircraft and 46,000 vehicles in its integrated global network.

     The Company is ISO 9001 certified for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. The Company is the only express transportation company to receive worldwide certification of its systems. The ISO 9000 quality standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO 9000.

     RECENT DEVELOPMENTS

     NETSCAPE PORTAL AGREEMENT

     In April, 1999, FDX Corporation and Netscape-Registered Trademark-Communications Corporation, a subsidiary of America Online, Inc., established a multi-year strategic agreement to offer businesses and consumers a convenient one-stop portfolio of delivery services on Netscape's fast-growing Internet portal, Netscape Netcenter-TM- . The Company announced that it will license Netscape's customized Internet portal service, Custom Netcenter-TM- , to create a FedEx Internet package shipping portal. The alliance benefits businesses and consumers by simplifying e-commerce transactions with streamlined shipping for online purchases, personalized package status tracking and the future integration of these features with the Netscape Communicator-TM- Internet browser. The companies offer these features through a new Netcenter service called the Delivery Center and through a FedEx portal customized to user requirements. The agreement showcases the strength of the Company's shipping services and related information to the 13 million Netcenter users. Among the services that are expected to be available in 1999-2000:

- FEDEX SHIPPING SERVICES FOR ALL NETCENTER E-COMMERCE TRANSACTIONS - The Company will be the pre-selected carrier on Netscape-Registered Trademark-Store for purchases made on the Netcenter-Registered Trademark- General Store and Software Depot-TM-

- FEDEX CUSTOM NETCENTER - this shipping-focused, FedEx Internet portal will be built using Netscape's Custom Netcenter-TM- service and will combine Netcenter content with the Company's services

- DELIVERY CENTER-TM- - a standalone program accessible from the Netcenter portal where customers can track packages, ship FedEx packages online with FedEx interNetShip-Registered Trademark- , get shipping rates, locate package drop off points and access the latest information on FedEx services

- MY NETSCAPE DELIVERY CHANNEL-TM- - to enable customers that customize their personal start page on the Web to include FedEx services they use often such as status tracking, FedEx interNetShip, rate finder and drop-off locator

- NETSCAPE ADDRESS BOOK-TM- INTEGRATION- this new service will be available as part of the Netscape Contact address book and will allow consumers to easily print shipping labels from their address book contact lists

     The first Netscape services scheduled to be available are expected to be the Delivery Center and the My Netscape Delivery channel. Netscape, Netscape Navigator and the Netscape "N" and Ship's wheel logos are registered trademarks of Netscape Communications Corporation in the United States and in other countries. Netscape Netcenter, Netscape Customer Netcenter, Netscape Communicator, Netscape Delivery Center, Netcenter General Store, Netcenter Software Depot, My Netscape Delivery Channel and Netscape Address Book are also trademarks of Netscape Communications Corporation, which may be registered in other countries.

     FEDEX U.S. EXPRESS FREIGHT SERVICES

     In March, 1999, the Company expanded its express freight services offering to handle the needs of the time-definite freight market, which is growing at almost twice the rate of the non-time-definite market. The Company offers customers the option of one, two or three business day service backed by two money-back guarantees. Shipments must be 151 lbs. - 2,200 lbs, and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1Day-SM- Freight offers noon delivery, next-business-day in most areas of the continental United States, including Alaska. FedEx 2Day Freight-Registered Trademark- offers 4:30 p.m. delivery in 2 business days in all 50 states. No advance booking is required. FedEx 3Day-SM- Freight offers 4:30 p.m. delivery within 3 business days in every state except Alaska and Hawaii. No advance booking is required.

     EXPANDED CHINESE ROUTE AUTHORITY

     In June, 1999, the U.S. Department of Transportation ("DOT") announced a new protocol with the Chinese government permitting the Company to expand its existing service to China. The Company is the only U.S. all-cargo airline with route authority to serve China. The DOT announced that the Company would receive four new weekly flights immediately and two additional flights beginning April, 2000. The Company believes that these rights will be increasingly valuable as the Asian economic recovery progresses.

     ENHANCED WEB-BASED SOLUTIONS

     Throughout 1999, the Company continued to enhance its Internet-based solutions for customers. In February, 1999, the Company upgraded its online tracking application so that its customers may query and receive package status information for up to 25 shipments simultaneously and forward the detailed tracking results to up to three e-mail addresses. Also, a simplified feature now enables users to enter only the tracking number instead of the ship date and destination data previously required. Users in Japan, France, Italy, Germany, the Netherlands and Portuguese and Spanish-speaking countries in Latin America can obtain package status information in their native languages. The Company maintains electronic connections with approximately two million customers via FedEx Powership-Registered Trademark- , FedEx Ship-Registered Trademark- and FedEx interNetShip-Registered Trademark- . Approximately 70% of the Company's shipments are initiated electronically. The Company's goal is to move this toward 100%.

     FEDEX SERVICES

     Detailed information about all of the Company's services can be found on the Company's Internet Web site at www.fedex.com. The Company offers three
U.S. overnight delivery services: FedEx First Overnight-Registered
Trademark- , FedEx Priority Overnight-Registered Trademark- and FedEx
Standard Overnight-Registered Trademark- . Overnight document and package service extends to virtually the entire United States population. FedEx SameDay-Registered Trademark- service is for urgent shipments up to 70 pounds to virtually any U.S. destination. Packages and documents are either picked up from shippers by FedEx couriers or are dropped off by shippers at FedEx facilities, FedEx World Service Centers-Registered Trademark- , FedEx-Registered Trademark- Drop Boxes, FedEx ShipSites-Registered
Trademark- or FedEx Authorized ShipCenters-Registered Trademark-strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day-Registered Trademark- and FedEx Express Saver-Registered Trademark- . FedEx 1 Day-SM- Freight, FedEx 2Day Freight-Registered Trademark- and FedEx 3 Day-SM- Freight are described above in "FedEx U.S. Express Freight Services".

     U.S. overnight and second-day services are primarily used by customers for shipment of time-sensitive documents and goods, high-value machines and machine parts, computer parts, software and consumer items from manufacturers, distributors and retailers and to retailers, manufacturers and consumers. The Company's employees handle virtually every shipment from origin to destination.

     In addition to the services discussed above, the Company offers various international package and document delivery services and international freight services, including: FedEx-Registered Trademark- International Next Flight, FedEx International First-Registered Trademark- , FedEx International Priority-Registered Trademark- ("IP"), FedEx International Economy -Registered Trademark- , FedEx International Priority DirectDistribution -Registered Trademark- , FedEx International Priority Plus-Registered Trademark- , FedEx International MailService-Registered Trademark- , FedEx International Priority-Registered Trademark- Freight, FedEx International Economy-Registered Trademark- Freight, FedEx International Express Freight -Registered Trademark- , FedEx International Airport-to-Airport,-SM- FedEx Expressclear-SM- Electronic Customs Clearance and FedEx International Broker Select-Registered Trademark- .

     The Company offers next business day 10:30 a.m. express cargo service from Asia to the United States. The Company has a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cuts transit times across the Pacific in half for FedEx customers -- from 48 to 24 hours -- who ship from Asia to North America. The FedEx IP service is backed by the Company's money-back guarantee. The flight schedule also enables the Company to offer its Asian customers later pickup times for connections through the Company's AsiaOne-Registered Trademark- hub in Subic Bay, The Philippines, to 13 major Asian markets.

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

     The Company offers commercial and military charter services which supplement the utilization of aircraft capacity when not needed in the Company's scheduled operations. During fiscal 1999, revenues from charter operations accounted for approximately 0.7% of the Company's total revenues and approximately 0.7% and 0.6% of total revenues during fiscal 1998 and 1997, respectively.

     ELECTRONIC COMMERCE AND CUSTOMER SERVICES

     Electronic Commerce and Customer Services ("ECCS"), formerly Logistics and Electronic Commerce, combines the Company's customer service, customer automation and retail automation organizations with the Company's customer technology organization. ECCS focuses on markets where delivering high-speed, time-definite, information-intensive solutions provide significant customer value. In 1999, ECCS further expanded its information systems focus to solutions that enable customers to do business electronically -- ranging from order-entry to after-sales support. The combination of these electronic commerce capabilities and the Company's global transportation and information network allow the Company's customers to create or redesign their supply chains to reduce cost and improve service to their customers.

     ECCS offers several services as well as customer automation. FedEx interNetShip-SM- provides shipment processing capability within the United States on the World Wide Web. From the Company's Web site (www.fedex.com), shippers can retrieve precise details on the status of their shipments any time of day from anywhere in the world. The Company also offers FedEx Ship -Registered Trademark- software, free of charge, which can be used on a personal computer. FedEx Ship allows customers to generate plain-paper airbills on a laser printer, track shipment status, order FedEx pickups and maintain a database of shipping addresses and activity using modems and their own personal computers. FedEx PowerShip -Registered Trademark- 2 is a stand-alone automated shipping system which provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports. For customers that ship 100 or more packages a day, the Company offers FedEx PowerShip Plus-Registered
Trademark- software, which performs the same functions as FedEx PowerShip 2 but can be integrated with the customer's own computer systems for customer service, accounting, inventory control and financial analysis purposes. FedEx PowerShip PassPort-Registered Trademark- is an automated shipping system that is automatically updated with the Company's system information, such as routing codes and rates. FedEx PowerShip 3-Registered Trademark- enables customers who ship as few as three packages per day to enjoy the advantage of automated shipping. The Company offers supply chain management tools such as FedEx Express Bridge-TM- for SAP R/3 and FedEx Net Return (which improves product returns from customers by putting the process online). FedEx Direct Link-TM- lets customers receive and manage all of their FedEx invoicing data electronically.

     Additional options include FedEx Ship API-TM- and FedEx Track API.-TM-FedEx Ship API streamlines the customers' online shipping process by integrating FedEx's shipping templates and tools into the customer's Web site or corporate information system. FedEx Ship API connects the customer directly to the Company when placing shipping orders and scheduling pickup requests. FedEx Track API enables the customer's employees to track FedEx packages without ever leaving the customer's Web site or corporate information system.

     PRICING

     The Company periodically publishes list prices in its Service Guides for the majority of its services. In general, during fiscal 1999, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether or not the shipment is picked up by a Company courier or dropped off by the customer at a Company location. International rates are based on the type of service provided and vary with size, weight and destination. The Company offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are determined by reference to several local and national revenue bands developed by the Company.

      Effective March 15, 1999, the Company increased list rates an average of 2.8% for shipments within the U.S. Rates for most shipments from the U.S. to most of the 210 countries served by the Company's global network remained the same.

SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ended May 31 (amounts in thousands):

                                              1999                 1998                 1997
                                              ----                 ----                 ----
Package:
     U.S. overnight                       $7,185,462           $6,810,211           $6,243,790
     U.S. deferred                         2,271,151            2,179,188            1,621,647
     International Priority                3,018,828            2,731,140            2,351,092
Freight:
     U.S.                                    439,855              337,098              207,729
     International                           530,759              597,861              604,472
Other*                                       533,222              599,343              491,020
                                         -----------          -----------          -----------
                    Total                $13,979,277          $13,254,841          $11,519,750
                                         ===========          ===========          ===========

-------------------------
  *Includes revenues from sales of aircraft engine noise reduction kits, revenues generated by the specialized services summarized above under "Electronic Commerce and Customer Services," Canadian domestic revenue and charter services.

     SEASONALITY OF BUSINESS

     The Company's express package business and freight business are both seasonal in nature. Historically, the U.S. package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. markets, peaks in October and November due to U.S. holiday sales. The latter part of the Company's third fiscal quarter and late summer, being post winter-holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

     OPERATIONS

     The Company's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 637 aircraft, approximately 46,000 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites, FedEx Authorized ShipCenters and sophisticated package tracking, billing and communications systems.

     The Company's primary sorting facility, the SuperHub located in Memphis, serves as the center of the Company's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, the Company operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Alaska and Subic Bay, The Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Major sorting and freight handling facilities are located at Narita Airport in Tokyo, Charles de Gaulle Airport in Paris, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Charles de Gaulle Airport are also designed to serve as regional hubs for their respective market areas.

     Throughout its worldwide network, the Company operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, the

Company operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. The Company has also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes the Company's direct presence less economical, Global Service Participants ("GSP") have been selected to complete deliveries.

     The Company has an advanced package tracking and billing system, FedEx COSMOS-Registered Trademark-, which utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within the Company's system. For international shipments, the Company has developed Fedex Expressclear, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

     FUEL SUPPLIES AND COSTS

     During fiscal 1999, the Company purchased aviation fuel from various suppliers under contracts which vary in length from 12 to 36 months and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for the Company's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on the Company.

     In past years, the Company has entered into contracts that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. The Company hedges its exposure to jet fuel price market risk only on a conservative, limited basis. At May 31, 1998, all such contracts had expired. Under jet fuel contracts, the Company made payments of $28,764,000 in 1998 and received $15,162,000 (net of payments) in 1997. The Company may enter into fuel hedging contracts in 2000. The timing and magnitude of such contracts may vary due to availability and pricing.

     The following table sets forth the Company's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:

                                       TOTAL COST             PERCENTAGE OF TOTAL
             FISCAL YEAR             (IN THOUSANDS)            OPERATING EXPENSE
             -----------             --------------            -----------------
                 1999                   $467,598                     3.6%
                 1998                    570,959                     4.6
                 1997                    557,533                     5.2
                 1996                    461,401                     4.8
                 1995                    394,225                     4.5

     Approximately 15% of the Company's requirement for vehicle fuel is purchased in bulk. The remainder of the Company's requirement is satisfied by retail purchases with various discounts. The percentage of total operating expense for vehicle fuel purchases for each of the last five fiscal years has not exceeded 1.5%.

     COMPETITION

     The express package and freight markets are both highly competitive and sensitive to both price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. Competitors in these markets include other express package concerns, principally United Parcel Service of America, Inc. ("UPS"), Airborne Express, DHL Worldwide Express, passenger airlines offering package express services, regional express delivery concerns, airfreight forwarders and the United States Postal Service. The Company's principal competitors in the international market are UPS, foreign national air carriers, foreign postal authorities such as Deutsche Poste and TNT Post Group, United States passenger airlines and all-cargo airlines.

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

     REGULATION

     AIR

     Under the Federal Aviation Act of 1958, as amended, both the DOT and the Federal Aviation Administration ("FAA") exercise regulatory authority over the Company. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. The Company holds various certificates issued by the DOT, authorizing the Company to engage in U.S. domestic and international air transportation of property and mail on a worldwide basis. The Company's international authority permits it to carry cargo and mail from several points in its U.S. domestic route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of the Company to operate its air network in the most efficient manner.

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

     ENVIRONMENTAL

     Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency, is authorized to establish standards governing aircraft noise. The Company's present aircraft fleet is in compliance with current noise standards of the Federal Aviation Regulations. The Company's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on the Company's aircraft operations in some of the localities where they apply but do not have a material effect on any of the Company's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled the Company to plan for noise reduction and better respond to local noise constraints.

     Certain regulations under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act impact the Company's operations. In addition to the matters discussed above, the Company is most directly affected by regulations pertaining to underground storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by the Company.

     EMPLOYEES

     The Company is headquartered in Memphis, Tennessee. Theodore L. Weise is the President and Chief Executive Officer of the Company. At June 30, 1999, the Company employed approximately 88,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 21% are employed in Memphis. Employees of the Company's international branches and subsidiaries in the aggregate comprise approximately 12% of all employees. The Company believes its relationship with its employees is excellent.

     On February 4, 1999, the Company and the Fedex Pilots Association ("FPA") announced that the union's membership had ratified a five-year collective bargaining agreement to take effect on May 31, 1999, bringing the negotiating process to a successful conclusion. The agreement provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues, and limits on types of trips scheduled during certain times of the day.

     Attempts by other labor organizations to organize certain other groups of employees have been initiated. Although the Company is responding to these organization attempts, it cannot predict the outcome of these labor activities or their effect, if any, on the Company or its employees.

     BUSINESS SEGMENT INFORMATION

     The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

     For additional information refer to Note 8 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

     AIRCRAFT AND VEHICLES

     The Company's aircraft fleet at June 30, 1999 consisted of the following:


                                                                  MAXIMUM GROSS
                                                                STRUCTURAL PAYLOAD
DESCRIPTION                             NUMBER                (POUNDS PER AIRCRAFT)*
-----------                             ------                ----------------------
McDonnell Douglas MD11                   29**                        198,500
McDonnell Douglas DC10-30                22**                        172,000
McDonnell Douglas DC10-10                59**                        142,000
Airbus A300-600                          32**                        117,700
Airbus A310-200                          39**                         74,200
Boeing B727-200                          95**                         59,500
Boeing B727-100                          68**                         38,000
Fokker F27-500                           24                           14,000
Fokker F27-600                            8                           12,500
Cessna 208B                             251                            3,500
Cessna 208A                              10                            3,000
                                        ---
         Total                          637


------------------------

 *Maximum gross structural payload includes revenue payload and container weight.
**29 MD11s, 17 DC10-30s, four DC10-10s, 32 A300s, 16 A310s, 13 B727-200s and five B727-100s are subject to operating leases.

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

     At June 30, 1999, the Company operated approximately 46,000 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

     AIRCRAFT PURCHASE COMMITMENTS

     At May 31, 1999, the Company was committed under various contracts to purchase five A300s, 31 MD11s, six DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200 aircraft to be delivered through 2007.

     The Company entered into agreements with two airlines to acquire 53 DC10 aircraft (39 of which have been received as of May 31, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 20 additional DC10s along with additional aircraft engines and equipment. In January 1999, put options were exercised by an airline requiring the Company to purchase nine DC10s (in addition to the 53 discussed immediately above) for a total purchase price of $29,700,000. Delivery of the aircraft began in March 1999 and is expected to be completed by January 2000.

      SORTING AND HANDLING FACILITIES

      At July 1, 1999, the Company operated the following sorting and handling facilities:


                                                                 SORTING                                       LEASE
                                                 SQUARE         CAPACITY                                     EXPIRATION
           LOCATION                 ACRES         FEET         (PER HOUR)*              LESSOR                  YEAR
           --------                 -----        ------        -----------              ------               ----------
NATIONAL
--------

Memphis, Tennessee                   479        3,074,440        465,000        Memphis-Shelby County           2012
                                                                                       Airport
                                                                                      Authority

Indianapolis, Indiana                120          645,000        175,000         Indianapolis Airport           2016
                                                                                      Authority

REGIONAL
--------

Fort Worth, Texas                    168          641,000         74,000         Fort Worth Alliance            2014
                                                                                  Airport Authority

Newark, New Jersey                    56          503,800        142,000        Port Authority of New           2010
                                                                                 York and New Jersey

Oakland, California                   66          320,000         47,500           City of Oakland              2011

METROPOLITAN
------------

Los Angeles, California               25          305,000         53,000         City of Los Angeles            2009

Chicago, Illinois                     55          419,000         47,000           City of Chicago              2018

Anchorage, Alaska+                    42          258,000         14,200         Alaska Department of           2013
                                                                              Transportation and Public
                                                                                     Facilities

INTERNATIONAL
-------------

Subic Bay,                            18          300,000         16,000        Subic Bay Metropolitan          2002
The Philippines++                                                                     Authority


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

     In addition to the facilities noted above, the Company has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Charles de Gaulle Airport in Paris, France, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. New, larger facilities were opened in 1998 at the new Chek Lap Kok airport in Hong Kong, CKS International Airport in Taiwan and Dubai Airport, United Arab Emirates. Construction on a 189,000 square foot facility to be located at Miami International Airport is expected to begin in late 1999 or early 2000.

     CHARLES DE GAULLE EUROPEAN REGIONAL HUB

     The Company currently leases approximately 108,000 square feet from Aeroports de Paris ("ADP") for the Company's European sort facility. The Company expects its new European regional hub facility located at Charles de Gaulle Airport, Roissy (Paris), France to be operational in early September 1999. The facility will be 861,325 square feet located in 14 different buildings. The Company will lease the space from ADP. The lease commences on the first day of operations of the new facility and terminates 30 years later. The sort capacity in phase one of the facility is expected to be 48,000 packages and documents per hour.

     As of July 30, 1999, the Company is in the operational and training phase of the new facility. The first day of operations is scheduled to be September 6, 1999. The aircraft ramp is in place and the Company expects that the facility will be ready to accept aircraft on September 6.

     The Company is required to give ADP two months' prior notice when the Company will move out of the existing leased facility and terminate the lease. The Company has not yet given ADP such notice because the Company may need to keep some of the existing leased space. As of July 30, 1999, the company plans to retain approximately half of the present area or about 54,000 square feet for heavyweight airfreight operations, ECCS operations (principally warehousing operations) and for the Company's GSPs.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     The Company has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by the Company. The Company also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. The Company has opened an office campus in Collierville, Tennessee for its information technology and telecommunications division, and is building a headquarters office campus in East Shelby County, Tennessee. The headquarters campus, which will comprise nine separate buildings with more than 1.1 million square feet of space, is designed to consolidate many administrative and training functions currently spread throughout the Memphis metropolitan area. When completed by late fall of 2001, the office campus will bring together approximately 3,700 employees from more than 100 work groups.

     The Company owns 14 and leases 711 facilities for city station operations in the United States. In addition, 151 city stations are owned or leased throughout the Company's international network. The majority of these leases are for terms of five to ten years. The Company believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary. As of July 1, 1999, the Company leased space for 372 FedEx World Service Centers in the United States and had placed approximately 34,066 Drop Boxes. The Company also owns stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks of which 114 were operating at July 1, 1999. Internationally, the Company leases space for 43 FedEx World Service Centers and has approximately
973 FedEx Drop Boxes.

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

ITEM 3.  LEGAL PROCEEDINGS

     There are two separate class-action lawsuits against the Company generally alleging that the Company breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama.

     The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on the Company's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. The plaintiffs are now seeking permission to appeal to the next appellate level.

     The air transportation excise tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The excise tax was then reenacted by Congress effective March 7, 1997. The expiration of the tax relieved the Company of its obligation to pay the tax during the periods of expiration. The Taxpayer Relief Act of 1997, signed by President Clinton in August 1997, extended the tax for ten years through September 30, 2007.

     The Company intends to vigorously defend itself in the case. No amount has been reserved for this contingency.

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

      The Company and its subsidiaries are subject to other legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5.  MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

      The Company is a wholly-owned subsidiary of FDX Corporation and there is no market for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Current year results reflect package volume growth, improved revenue per package (yield) and lower fuel costs. Results of operations included various non-recurring items which affected reported earnings of $459 million in 1999 and $421 million in 1998 as discussed below. Earnings for 1997 were $361 million.

       On October 30, 1998, contract negotiations between the Company and the Fedex Pilots Association ("FPA") were discontinued. In November, the FPA began actively encouraging its members to decline all overtime work and issued ballots seeking strike authorization. To avoid service interruptions related to a threatened strike, the Company and its parent company, FDX Corporation ("FDX"), began strike contingency planning, including entering into agreements for additional third-party air and ground transportation and establishing special financing arrangements. Subsequently, the FPA agreed to end all job actions for 60 days and negotiations resumed. Such negotiations resulted in a five-year collective bargaining agreement that was ratified by the FPA membership in February 1999 and took effect on May 31, 1999. Costs associated with these contingency plans, including contracts for supplemental airlift and ground transportation and a business interruption credit facility, reduced the third quarter's pre-tax earnings by approximately
$91 million.

       Effective June 1, 1998, the Company adopted a new accounting standard that requires certain costs of software developed or obtained for internal use to be capitalized. Pre-tax income for 1999 increased $32 million as a result of the adoption of this standard.

       A significant item impacting 1998's results of operations was the Teamsters strike against United Parcel Service ("UPS") in August 1997. The Company analytically calculated that the volume not retained at the end of the first quarter of 1998 contributed approximately $150 million in revenues.

The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except dollar amounts) for the years ended May 31:


-------------------------------------------------------------------------------------------------------------------
                                                                                                    PERCENT CHANGE
                                                                                                   ----------------
                                                                                                   1999/      1998/
                                                             1999        1998        1997          1998       1997
Revenues:
   Package:
       U.S. overnight                                      $ 7,185     $ 6,810     $ 6,244          + 6       +  9
       U.S. deferred                                         2,271       2,179       1,622          + 4       + 34
       International Priority (IP)                           3,019       2,731       2,351          +11       + 16
                                                           -------     -------     -------
   Total package revenue                                    12,475      11,720      10,217          + 6       + 15

   Freight:
       U.S.                                                    440         337         208          +30       + 62
       International                                           531         598         604          -11       -  1
                                                           -------     -------     -------
   Total freight revenue                                       971         935         812          + 4       + 15

   Other                                                       533         600         491          -11       + 22
                                                           -------     -------     -------
   Total revenues                                          $13,979     $13,255     $11,520          + 5       + 15
                                                           -------     -------     -------
                                                           -------     -------     -------

Operating income                                           $   871     $   837     $   699          + 4       + 20
                                                           -------     -------     -------
                                                           -------     -------     -------

Package:
   Average daily packages:
       U.S. overnight                                        1,957       1,886       1,809          + 4       +  4
       U.S. deferred                                           894         872         675          + 3       + 29
       IP                                                      282         259         226          + 9       + 15
                                                           -------     -------     -------
   Composite                                                 3,133       3,017       2,710          + 4       + 11

   Revenue per package (yield):
       U.S. overnight                                      $ 14.34     $ 14.22     $ 13.59          + 1       +  5
       U.S. deferred                                          9.93        9.84        9.45          + 1       +  4
       IP                                                    41.87       41.45       40.91          + 1       +  1
   Composite                                                 15.56       15.30       14.84          + 2       +  3

Freight:
   Average daily pounds:
       U.S.                                                  4,332       3,356       1,594          +29       +111
       International                                         2,633       2,770       2,542          - 5       +  9
                                                           -------     -------     -------
   Composite                                                 6,965       6,126       4,136          +14       + 48

   Revenue per pound (yield):
       U.S.                                                $   .40     $   .40     $   .51           --       - 22
       International                                           .79         .85         .94          - 7       - 10
       Composite                                               .54         .60         .77          -10       - 22
-------------------------------------------------------------------------------------------------------------------


REVENUES

       In 1999, the Company experienced increased volume and slightly improved yields in its U.S. overnight, U.S. deferred and IP services. Growth in higher-priced U.S. overnight and IP services and higher average weight per package were the primary factors in revenue growth. List price increases and other yield-management actions contributed to the yield improvement in 1999. The Company, through enhanced technology, has also improved its ability to capture incremental revenue based upon certain package characteristics, such as weight and package dimensions.

       The U.S. deferred package growth rate declined in 1999 in large part due to specific management actions to restrict growth of these lower-yielding services. IP package volume and international freight pounds and yield were negatively impacted by weakness in Asian markets, especially in U.S. outbound traffic destined for that region.

       In 1998, package revenue increased on a year-over-year basis primarily due to rapid growth of U.S. deferred services, including FedEx Express Saver-Registered Trademark-. This growth was augmented by incremental UPS strike-related volume, the majority of which was in the deferred service category. The increase in yield was largely a result of yield-management actions, such as a 3% to 4% price increase targeted to list price and standard discount matrix customers for U.S. packages effective February 15, 1998.

       The expiration of the air cargo transportation excise tax added approximately $50 million to revenue in 1997. The tax expired on December 31, 1995, was reenacted by Congress effective August 27, 1996, and expired again on December 31, 1996. The Company was not obligated to pay the tax during the periods in which it was expired. The excise tax was reenacted by Congress effective March 7, 1997, and, in August 1997 it was extended for 10 years through September 30, 2007.

       Other revenue included sales of engine noise reduction kits, logistics services, Canadian domestic revenue, charter services and other.

       OPERATING INCOME

       Operating income increased in 1999 compared to 1998 in spite of $81 million in strike contingency costs in 1999 and continued weakness in Asian markets. Lower fuel prices and cost controls, including adjustments in network expansion and aircraft deployment plans, contributed to improved results. A decline in average jet fuel price per gallon of 23% was partially offset by an increase in gallons consumed of 6%. Although international freight pounds and revenue per pound continued to decline in 1999, higher yielding IP volume continued to grow, utilizing capacity otherwise occupied by freight.

       In 1998, operating income improved as package yield increased at a higher rate than cost per package. An increase in average daily packages also contributed to the improvement in operating income. Fuel expense in 1998 rose slightly due to an increase in gallons consumed of 13%, largely offset by a decrease in average jet fuel price per gallon of 10%. In 1998, fuel expense included amounts paid by the Company under contracts that were designed to limit the Company's exposure to fluctuations in jet fuel prices. Lower international freight yield, rising expenses associated with international expansion and foreign currency fluctuations negatively affected 1998 results. Operating income for 1998 included approximately $50 million related to the UPS strike as well as proceeds from a 2% temporary fuel surcharge on U.S. domestic shipments through August 1, 1997. Also included in 1998 were $14 million of expenses related to the acquisition of Caliber System, Inc. ("Caliber").

       Operating income for 1997 included the effects of the 2% temporary fuel surcharge and additional revenue due to the expiration of the air cargo transportation excise tax. In 1997, fuel expense included amounts received and paid by the Company under contracts which were designed to limit the Company's exposure to fluctuations in jet fuel prices.

       Operating margins were 6.2% (6.8% excluding the strike contingency costs), 6.3% (5.9% excluding the aforementioned 1998 items) and 6.1% (5.2% excluding the aforementioned 1997 items) in 1999, 1998 and 1997, respectively.

       Year-over-year comparisons were also affected by fluctuations in the contribution from sales of engine noise reduction kits. Profit from these sales declined $30 million in 1999 after increasing $40 million in 1998.

     OTHER INCOME AND EXPENSE AND INCOME TAXES

       Net interest expense decreased 22% for 1999, primarily due to lower debt levels. For 1998, net interest expense increased 21% primarily due to lower levels of capitalized interest. Interest is capitalized during the modification of certain aircraft from passenger to freighter configuration, major software development projects and the construction of certain facilities.

       Other net expense in 1999 included approximately $10 million related to the Company's strike contingency plans described above, primarily costs associated with a business interruption credit facility. Other, net for 1998 included a gain of approximately $8 million from an insurance settlement for an MD11 aircraft destroyed in an accident in July 1997. In 1997 other, net included a $17 million gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.

       The Company's effective tax rate was 40.5% in 1999, 42.8% in 1998 and 42.5% in 1997. Excluding non-recurring items from the Caliber acquisition, the effective rate would have been 42.0% in 1998. The 40.5% effective tax rate in 1999 was lower than the 42.0% effective tax rate (excluding non-recurring items) in 1998 primarily due to the combination of stronger results from international operations and lower worldwide income taxes on foreign earnings. Generally, the effective tax rate exceeds the statutory U.S. federal tax rate because of state income taxes and other factors as identified in Note 6 of Notes to Consolidated Financial Statements. For 2000, management expects the effective tax rate will not exceed, and could possibly be lower than, the 1999 rate. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

       OUTLOOK

       The Company will continue to manage yields with the goal of ensuring an appropriate balance between revenues generated and the cost of providing services. Management expects its yield-management actions, including a 2.8% domestic rate increase implemented in March 1999, to support yield increases in 2000. Management believes package volumes in the U.S. will grow in 2000 at rates slightly below those experienced in 1999, with the growth rate accelerating for IP services. Freight pounds are expected to continue to increase in 2000, with increases in the U.S. partially offset by continued declines in international freight. Freight yield is expected to decline in 2000 for both U.S. and international shipments. Actual results, however, may vary depending on the impact of competitive pricing changes, customer responses to yield-management initiatives, changing customer demand patterns, the timing and extent of network refinement, actions by the Company's competitors, including capacity fluctuations, regulatory conditions for aviation rights and economic conditions.

       The Company will continue to use the flexibility of its global network infrastructure by reconfiguring its system and flights to meet market demands. While long-term profitability is expected to improve, incremental costs incurred during periods of strategic expansion and varying economic conditions can affect short-term operating results.

       Salaries and employee benefits costs have risen over the past three years, generally consistent with revenues. Management will continue its cost control efforts, but expects salaries and employee benefits to continue to increase as a result of volume growth and the incremental costs of the collective bargaining agreement with the FPA that became effective May 31, 1999.

       In the past three years, the Company's worldwide aircraft fleet has increased, resulting in a corresponding rise in maintenance expense. The Company expects a predictable pattern of aircraft maintenance and repairs expense. However, unanticipated maintenance events will occasionally disrupt this pattern, resulting in periodic fluctuations in maintenance and repairs expense. Given the Company's increasing fleet size, aging fleet and variety of aircraft types, management believes that these expenses will continue a trend of year-over-year increases for the foreseeable future. In addition, management expects scheduled maintenance and repairs expense for B727 engines and for other aircraft to increase in 2000 due to a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       The Company's operating income from the sales of engine noise reduction kits peaked in 1998 and is expected to decline approximately $60 million year over year in 2000 and to become insignificant by 2001. Actual results may differ depending primarily on the impact of actions by the Company's competitors and regulatory conditions.

       The Company may enter into contracts in 2000 designed to limit its exposure to fluctuations in jet fuel prices. The timing and magnitude of such contracts may vary due to their availability and pricing.

FINANCIAL CONDITION

       LIQUIDITY

       Cash and cash equivalents totaled $88 million at May 31, 1999. Cash provided from operations during 1999 was $1.5 billion. Management believes that cash flow from operations, the FDX Corporation commercial paper program and the revolving bank credit facility of FDX Corporation will adequately meet the Company's working capital needs for the foreseeable future.

       CAPITAL RESOURCES

       The Company's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       Capital expenditures for 1999 totaled $1.6 billion and included aircraft modifications, facilities, customer automation and computer equipment, vehicles and ground support equipment and one MD11 aircraft (which was subsequently sold and leased back). In comparison, 1998 expenditures totaled $1.8 billion and included three MD11 aircraft (which were subsequently sold and leased back), four A310 aircraft, aircraft modifications, customer automation and computer equipment, facilities and vehicles and ground support equipment. For information on the Company's purchase commitments, see Note 10 of Notes to Consolidated Financial Statements.

       The Company has historically financed its capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Generally, management's practice in recent years with respect to funding new wide-bodied aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off-balance sheet operating leases under applicable accounting rules. Management has determined that these operating leases have provided economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In the future, other forms of secured financing may be pursued to finance the Company's aircraft acquisitions when management determines that it best meets the Company's needs. The Company has been successful in obtaining investment capital, both domestic and international, for long-term leases on terms acceptable to it although the marketplace for such capital can become restricted depending on a variety of economic factors beyond its control. See
Note 4 of Notes to Consolidated Financial Statements for additional information concerning the Company's debt facilities.

       In July 1999, approximately $231 million of pass through certificates were issued to finance or refinance the debt portion of leveraged operating leases related to four A300 aircraft to be delivered through October 1999. In June 1998, approximately $833 million of pass through certificates were issued to finance or refinance the debt portion of leveraged operating leases related to eight A300 and five MD11 aircraft to be delivered through the summer of 1999. The pass through certificates are not direct obligations of, or guaranteed by, the Company, but amounts payable by the Company under the leveraged operating leases are sufficient to pay the principal of and interest on the certificates.

       Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

DEFERRED TAX ASSETS

       At May 31, 1999, the Company had $656 million of deferred tax assets and $656 million of deferred tax liabilities. The reversals of deferred tax assets in future periods will be offset by similar amounts of deferred tax liabilities.

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

         The Company established euro task forces to develop and implement euro conversion plans. The work of the task forces in preparing for the introduction of the euro and the phasing out of the various legacy currencies includes numerous facets such as converting information technology systems, adapting billing and payment systems and modifying processes for preparing financial reports and records.

       Since January 1, 1999, the Company has been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. Based on the work of the Company's euro task forces to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

YEAR 2000 COMPLIANCE

       INTRODUCTION

       The Company relies heavily on sophisticated information technology ("IT") for its business operations. For example, the Company maintains electronic connections with approximately two million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The Company's Y2K Project Office, which was established in 1996, coordinates and supports the Company's Y2K compliance effort. The Company has also engaged a major international consulting firm to assist its subsidiaries in their Y2K program management.

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

       IT SYSTEMS

       The Company's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is substantially complete. The Company has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, the IT Systems) and renovation (making IT Systems compliant) are substantially complete. Testing, which involves validating compliance, is also substantially complete. Within IT Systems, certification of application software, which involves independent, internal review to verify whether the appropriate testing process has occurred, is approximately 98% complete. Noncompliant applications as of May 31, 1999 include systems dependent upon external government or vendor interfaces and are expected to be compliant by September 1, 1999. However, contingency plans will be in place to help mitigate any negative impact of the noncompliance of such systems. Within IT Systems, certification of the operating system software and program product software (collectively, "infrastructure") is substantially complete. The Company's IT Systems compliance effort is targeted to be 100% complete by September 1, 1999.

       NON-IT SYSTEMS

       The Company's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") is 98% complete.

       The Company has established several definitions for compliance related to Non-IT Systems. For air infrastructure components (such as airports and air traffic systems), the Company defines compliant to mean that these components are being aggressively assessed and that approved processes are in place to monitor their evolving status and develop specific operational contingency plans. For business-critical suppliers and affiliates, the Company defines compliant to mean that the suppliers and affiliates have been assessed, and a contingency plan has been developed as necessary.

       For the automated shipping solutions offered to customers, the Company defines compliant to mean that the Company has made available a compliant version of the associated shipping solution. A customer may choose to remain on a noncompliant version of software if the customer is willing to assume the associated risks and there are no potentially unfavorable impacts on the Company's internal systems. The implementation of Y2K-compliant automated shipping solutions by customers, particularly where development is required by the customer, will likely continue through December 31, 1999 and beyond. The Company will continue to test the combinations of features, functionality and methods of use contained in its shipping solutions through December 31, 1999 and will make changes as required.

       For electronic interfaces with customers and suppliers, the Company defines compliant to mean that it has made compliant transaction sets available and has made systems modifications that enable the Company to translate noncompliant versions that mitigate the potential impact to the Company's internal systems.

       Y2K INTERFACES WITH MATERIAL THIRD PARTIES

       The Company is making concerted efforts to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, customers, independent contractors, vendors and suppliers) whose Y2K standing could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. The Company is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K noncompliance.

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

       A separate homogenous Y2K mainframe environment has been created to test operating system software and program products software. The Y2K mainframe environment is designed to accomplish future date "end-to-end" testing of the larger applications and to validate interface communications between applications.

       COSTS TO ADDRESS Y2K COMPLIANCE

       Since 1996, the Company has incurred approximately $81 million on Y2K compliance, ($33 million in 1999) which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and currently expects that it will incur additional total costs of approximately $28 million, including depreciation of $8 million. Remaining Y2K expenditures will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

       The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ended May 31, 1999, Y2K expenditures were less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects have been deferred due to this work.

       CONTINGENCY PLANNING AND RISKS

       The Company's key contingency plans were completed by January 31, 1999. These plans address the activities to be performed in preparation for and during a Y2K-related failure that could have an immediate and significant impact on normal operations. A Y2K-related failure could include, but is not limited to, power outages, system or equipment failures, erroneous data, loss of communications and failure of a supplier or vendor. The contingency plans include, among other things, items such as pre-arranging alternative operating locations, replacing non-Y2K compliant suppliers and vendors, using back-up systems equipment and stockpiling additional inventory and supplies. They also outline alternative procedures, including manual ones, that can be performed in order to carry out mission-critical functions and trouble-shooting procedures the IT organization can follow to bring internal systems and equipment back into operation after a Y2K-related failure. The plans also establish procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. The Company has created a Y2K contingency command and control center. Key personnel will be on call beginning November 1999 and on site by December 31, 1999.

       The Company's goal for completing all other contingency plans is September 30, 1999. Plans covering vendor and supplier issues are substantially complete. These plans are in place to minimize Y2K-related risks that a vendor and supplier might pose if they are behind in their own Y2K efforts. As of May 31, 1999, the Company had substantially completed the development of its testing plans. Testing will include structured walk-throughs, mock drills and simulations and is expected to be completed by October 31, 1999. Although the cost of developing contingency plans is included in the total project costs described above, the cost of implementing any necessary contingency plans is not known at this time.

       Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies and third-party suppliers, vendors and customers with whom the Company deals, the Company believes that there is no single most reasonably likely worst case scenario. However, the Company believes that a most reasonably likely worst case scenario could include, but is not limited to, the following situations: delivery delays and the related re-routing costs due to the lack of readiness of airports and air traffic systems, principally outside the United States; the inability to serve certain customers or geographic areas due to their lack of compliance or lack of readiness of customs bureaus in various countries and business continuance capabilities of suppliers, vendors, customers and independent contractors, including third party pick-up and delivery providers on whom the Company relies in some international locations; and service delays or failures associated with the global utilities and telecommunications infrastructure. The Company's Y2K program, including related contingency planning, is designed to substantially lessen the possibility of significant interruptions of normal operations. Despite its efforts to date, the Company may still incur substantial expenditures or experience significant delays in delivering its services as Y2K problems, both domestic and international, become known. Noncompliant systems of vendors, suppliers, customers and other third parties could also adversely affect the Company. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT Systems and Non-IT Systems.

STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" OR MADE BY MANAGEMENT OF THE COMPANY THAT CONTAIN MORE THAN HISTORICAL INFORMATION MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995), WHICH ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS BECAUSE OF IMPORTANT FACTORS IDENTIFIED IN THIS SECTION.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK

      The Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of Notes to Consolidated Financial Statements, the Company has outstanding unsecured long-term debt exclusive of capital leases of $1.0 billion and $1.2 billion at May 31, 1999 and 1998, respectively. The Company does not have significant exposure to changing interest rates on its long-term debt because the interest rates are fixed. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $35 million as of May 31, 1999 ($45 million as of May 31, 1998). The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. The Company does not use derivative financial instruments to manage interest rate risk.

      The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At May 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $25 million for the year ending May 31, 2000 (the comparable amount in the prior year was $15 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

      In 1998 and 1997, the Company entered into contracts that were designed to limit its exposure to fluctuations in jet fuel prices. The Company hedges its exposure to jet fuel price market risk only on a conservative, limited basis. No such contracts were outstanding as of May 31, 1998, nor were any entered into during 1999. Management may enter into similar contracts in 2000, the timing and magnitude of which may vary due to the availability and pricing of such contracts. See Note 10 of Notes to Consolidated Financial Statements for accounting policy and additional information regarding jet fuel contracts.

      The Company does not purchase or hold any derivative financial instruments for trading purposes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----
Consolidated Statements of Income
       Years Ended May 31, 1999, 1998 and 1997........................   28

Consolidated Balance Sheets
       May 31, 1999 and 1998..........................................   29

Consolidated Statements of Cash Flows
       Years Ended May 31, 1999, 1998 and 1997........................   31

Consolidated Statements of Changes
       in Owner's Equity and Comprehensive Income
       Years Ended May 31, 1999, 1998 and 1997........................   32

Notes to Consolidated Financial Statements............................   33

Report of Independent Public Accountants..............................   48


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Years Ended May 31,
                                                --------------------------------------------
                                                    1999           1998             1997
                                                  --------       --------         --------
                                                              (In thousands)
REVENUES                                        $13,979,277     $13,254,841     $11,519,750

OPERATING EXPENSES
     Salaries and employee benefits               6,224,709       5,832,363       5,095,462
     Rentals and landing fees                     1,318,242       1,221,377       1,070,658
     Depreciation and amortization                  912,002         844,606         777,374
     Maintenance and repairs                        887,799         807,767         691,520
     Fuel                                           593,661         709,424         690,412
     Merger expenses                                     --          14,000              --
     Other                                        3,171,388       2,988,571       2,495,282
                                                -----------     -----------     -----------
                                                 13,107,801      12,418,108      10,820,708
                                                -----------     -----------     -----------
OPERATING INCOME                                    871,476         836,733         699,042

OTHER INCOME (EXPENSE)
     Interest, net                                  (86,080)       (110,110)        (90,634)
     Other, net                                     (14,696)          8,590          19,813
                                                -----------     -----------     -----------
                                                   (100,776)       (101,520)        (70,821)
                                                -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                          770,700         735,213         628,221

PROVISION FOR INCOME TAXES                          312,134         314,670         266,994
                                                -----------     -----------     -----------
NET INCOME                                       $  458,566     $   420,543     $   361,227
                                                ===========     ===========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                 May 31,
                                                     ------------------------------
                                                          1999             1998
                                                        --------         --------
                                                              (In thousands)
CURRENT ASSETS

   Cash and cash equivalents ......................  $     88,238      $   104,606
   Receivables, less allowances of $45,432,000
       and $43,245,000 ............................     1,840,613        1,669,568
   Spare parts, supplies and fuel .................       272,614          338,745
   Deferred income taxes ..........................       220,709          183,063
   Prepaid expenses and other .....................        56,241           80,696
                                                      -----------      -----------
       Total current assets .......................     2,478,415        2,376,678
                                                      -----------      -----------

PROPERTY AND EQUIPMENT, AT COST

   Flight equipment ...............................     4,556,747        4,056,541
   Package handling and ground support equipment ..     3,193,620        2,842,874
   Computer and electronic equipment ..............     2,114,492        1,909,648
   Other ..........................................     2,332,227        2,254,830
                                                      -----------      -----------
                                                       12,197,086       11,063,893
   Less accumulated depreciation and amortization .     6,454,579        5,863,325
                                                      -----------      -----------
       Net property and equipment .................     5,742,507        5,200,568
                                                      -----------      -----------

OTHER ASSETS
   Goodwill .......................................       339,425          351,507
   Equipment deposits and other assets ............       555,628          504,353
                                                      -----------      -----------
       Total other assets .........................       895,053          855,860
                                                      -----------      -----------

                                                      $ 9,115,975      $ 8,433,106
                                                      ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND OWNER'S EQUITY

                                                                 May 31,
                                                     ------------------------------
                                                          1999             1998
                                                        --------         --------
                                                              (In thousands)
CURRENT LIABILITIES
   Current portion of long-term debt .............   $    14,938      $   257,529
   Accrued salaries and employee benefits ........       615,247          547,073
   Accounts payable ..............................       983,350          965,167
   Accrued expenses ..............................       692,599          631,530
   Due to parent company .........................        62,720               --
                                                     -----------      -----------
       Total current liabilities .................     2,368,854        2,401,299
                                                     -----------      -----------

LONG-TERM DEBT, LESS CURRENT PORTION .............     1,159,126        1,185,180
                                                     -----------      -----------

DEFERRED INCOME TAXES ............................       221,509          218,328
                                                     -----------      -----------

OTHER LIABILITIES ................................     1,502,481        1,226,570
                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 10 AND 11)

OWNER'S EQUITY
   Common Stock, $.10 par value; 1,000 shares
     authorized, issued and outstanding ..........            --               --
   Additional paid-in capital ....................       894,718          893,469
   Retained earnings .............................     2,995,076        2,535,537

     Accumulated other comprehensive income.......       (25,789)         (27,277)
                                                     -----------      -----------
       Total owner's equity ......................     3,864,005        3,401,729
                                                     -----------      -----------
                                                     $ 9,115,975      $ 8,433,106
                                                     ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended May 31
                                                               --------------------------------------------
                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
                                                                              (In thousands)
OPERATING ACTIVITIES

Net income ..................................................  $   458,566     $   420,543     $   361,227
Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization ........................      912,002         844,606         777,374
       Provision for uncollectible accounts .................       47,527          59,616          40,634
       Deferred income taxes and other non-cash items .......      (49,949)          6,519          45,737
       Gain from disposals of property and equipment ........       (1,599)         (5,166)        (19,567)
       Changes in assets and liabilities, net of
          effects from disposition of business:
              Increase in receivables .......................     (245,155)       (292,837)       (334,448)
              Increase in other current assets ..............     (167,667)        (93,348)       (450,945)
              Increase in accounts payable
                 and other operating liabilities ............      539,488         478,095         597,980
       Other, net ...........................................        9,735         (20,068)        (10,500)
                                                                -----------     -----------     -----------
Cash provided by operating activities .......................    1,502,948       1,397,960       1,007,492
                                                                -----------     -----------     -----------
INVESTING ACTIVITIES

Purchases of property and equipment, including
       deposits on aircraft of $1,200,000,
       $70,359,000 and $26,107,000 ..........................   (1,550,161)     (1,761,963)     (1,470,592)
Proceeds from dispositions of property and
       equipment:
    Sale-leaseback transactions .............................       80,995         322,852         162,400
    Reimbursements of A300 and MD11 deposits ................       67,269         106,991          63,039
    Other dispositions ......................................      178,422          43,100          52,715
Other, net ..................................................        4,784          (4,484)          1,044
                                                                -----------     -----------     -----------
Cash used in investing activities ...........................   (1,218,691)     (1,293,504)     (1,191,394)
                                                                -----------     -----------     -----------
FINANCING ACTIVITIES

Proceeds from debt issuances ................................           --          267,105        200,904
Principal payments on debt ..................................     (269,280)        (353,502)        (9,670)
Payments to parent company ..................................      (31,345)         (49,919)            --
Other, net ..................................................           --           14,443         21,272
                                                                -----------     -----------     -----------
Cash (used in) provided by financing activities .............     (300,625)        (121,873)       212,506
                                                                -----------     -----------     -----------
CASH AND CASH EQUIVALENTS

(Decrease) increase during the year .........................      (16,368)         (17,417)        28,604
Balance at beginning of year ................................      104,606          122,023         93,419
                                                               ------------     ------------   ------------
Balance at end of year                                         $    88,238      $   104,606    $   122,023
                                                               ============     ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                     OWNER'S EQUITY AND COMPREHENSIVE INCOME

                                                                                   Accumulated
                                                    Additional                        Other          Total
                                       Common        Paid-in        Retained      Comprehensive     Owner's
                                        Stock        Capital        Earnings         Income          Equity
                                      --------      ---------      ----------     -------------    -----------
                                                                 (In thousands)
BALANCE AT MAY 31, 1996                 $  --       $ 809,561      $1,759,468       $   7,110      $2,576,139

Net income                                 --              --         361,227              --         361,227
Foreign currency translation
     adjustment, net of deferred
     taxes of $756,000                     --              --              --          (4,091)         (4,091)
                                                                                                    ----------
       Total comprehensive income                                                                     357,136
Stock split(1)                             --           5,699          (5,699)             --              --
Net activity under employee
     incentive plans(2)                    --          29,239              --              --          29,239
                                        ------      ----------      -----------     -----------     -----------

BALANCE AT MAY 31, 1997                    --         844,499       2,114,996           3,019       2,962,514

Net income                                 --              --         420,543              --         420,543
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $2,793,000             --              --              --         (30,296)        (30,296)
                                                                                                   -----------
       Total comprehensive income                                                                     390,247
Net activity under employee
     incentive plans(2)                    --          48,970              (2)             --          48,968
                                        ------      ----------      -----------     -----------    -----------

BALANCE AT MAY 31, 1998                    --         893,469       2,535,537         (27,277)      3,401,729

Net income                                 --              --         458,566              --         458,566
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $959,000               --              --              --           1,488           1,488
                                                                                                   -----------
       Total comprehensive income                                                                     460,054
Net activity under employee
     incentive plans(2)                    --           1,249              --              --           1,249
Other                                      --              --             973              --             973
                                        ------      ----------     -----------     -----------     -----------

BALANCE AT MAY 31, 1999                  $ --       $ 894,718      $2,995,076       $ (25,789)     $3,864,005
                                        ======      ==========     ===========     ===========     ===========

(1) Represents the impact of the Company stock split on November 4, 1996 prior to the Company's becoming a wholly-owned subsidiary of FDX Corporation as of January 27, 1998.

(2) Represents net activity or certain tax benefits related to such activity under employee incentive plans prior to the Company becoming a wholly-owned subsidiary of FDX Corporation as of January 27, 1998.

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

       Property and equipment. Expenditures for major additions, improvements, flight equipment modifications, and certain overhaul costs are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations.

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

Aircraft airframes and engines are assigned residual values ranging from 10% to 20% of asset cost. All other property and equipment have no material residual values. Vehicles, which are included in package handling and ground support equipment, are depreciated on a straight-line basis over five to ten years.

For income tax purposes, depreciation is generally computed using accelerated methods.

       Deferred gains. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized over the life of the lease as a reduction of rent expense. Included in other liabilities at May 31, 1999 and 1998, were deferred gains of $429,488,000 and $338,119,000, respectively.

       Deferred lease obligations. While certain of the Company's aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. Included in other liabilities at May 31, 1999 and 1998, were $321,248,000 and $324,203,000, respectively, representing the cumulative difference between rent expense and rent payments.

       Self-insurance accruals. The Company is self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims. Included in other liabilities at May 31, 1999 and 1998, were $258,000,000 and $257,000,000, respectively, representing the long-term portion of self-insurance accruals for the Company's workers' compensation and vehicle liabilities.

       Capitalized interest. Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $35,152,000, $31,443,000 and $39,449,000, for 1999, 1998 and 1997, respectively.

       Advertising. Advertising costs are generally expensed as incurred and are included in other operating expenses. Advertising expenses were $193,253,000, $176,393,000 and $153,399,000 in 1999, 1998 and 1997,
respectively.

       Cash equivalents. Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $4,514,000, $7,616,000 and $5,055,000, in 1999, 1998 and 1997, respectively.

       Spare parts, supplies and fuel. Spare parts are stated principally at weighted-average cost; supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Neither method values inventory in excess of current replacement cost.

       Goodwill. Goodwill is the excess of the purchase price over the fair value of net assets of businesses acquired. It is amortized on a straight-line basis over periods ranging up to 40 years. Accumulated amortization was $154,145,000 and $141,807,000 at May 31, 1999 and 1998,
respectively.

       Foreign currency translation. Translation gains and losses of the Company's foreign operations that use local currencies as the functional currency are accumulated and reported, net of related deferred income taxes, as a component of accumulated other comprehensive income within owner's equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

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

       Revenue recognition. Revenue is recorded based on the percentage of service completed for shipments in transit at the balance sheet date.

       Recent pronouncements. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during the first quarter of 1999. This Statement requires that foreign currency translation be included in other comprehensive income and that the accumulated balance of other comprehensive income be separately displayed. Prior year information has been restated to conform to the requirements of the Statement.

       On June 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Pre-tax income for 1999 increased by $32,000,000 as a result of the adoption of this standard.

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and is now effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company.

       In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released SOP 98-5 requiring that start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 31, 1998. This SOP will not have a material impact on the Company's operations.

       Reclassifications. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

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

NOTE 3: ACCRUED SALARIES AND EMPLOYEE BENEFITS AND ACCRUED EXPENSES

The components of accrued salaries and employee benefits and accrued expenses were as follows:

                                                                   May 31,
                                                          -------------------------
                                                           1999              1998
                                                          -------           -------
                                                               (In thousands)
Salaries                                                 $139,344          $125,112
Employee benefits                                         190,166           159,536
Compensated absences                                      285,737           262,425
                                                          -------           -------
Total accrued salaries and employee benefits             $615,247          $547,073
                                                          =======           =======

Insurance                                                $287,471          $243,858
Taxes other than income taxes                             209,416           173,872
Other                                                     195,712           213,800
                                                          -------           -------
Total accrued expenses                                   $692,599          $631,530
                                                          =======           =======

NOTE 4: LONG-TERM DEBT

                                                                             May 31,
                                                                  -----------------------------
                                                                     1999               1998
                                                                  -----------       -----------
                                                                           (In thousands)
Senior debt, interest rates of 9.65% to 9.88%
     due through 2013                                            $    473,779      $    573,532
Bonds, interest rate of 7.60%, due in 2098                            239,376           249,344
Medium term notes, interest rates of
     9.95% to 10.57%, due through 2007                                 74,965           230,894
                                                                  -----------       -----------
                                                                      788,120         1,053,770

Unsecured sinking fund debentures, interest rate
     of 9.63%, due through 2020                                        98,598            98,529

Capital lease obligations and tax exempt bonds,
     interest rates of 5.35% to 7.88%, due through 2017               253,425           253,425
       Less bond reserves                                               9,024             9,024
                                                                  -----------       -----------
                                                                      244,401           244,401

Other debt, interest rates of 9.68% to 9.98%                           42,945            46,009
                                                                  -----------       -----------
                                                                    1,174,064         1,442,709
       Less current portion                                            14,938           257,529
                                                                  -----------       -----------
                                                                 $  1,159,126      $  1,185,180
                                                                  ===========       ===========

       Tax exempt bonds were issued by the Memphis-Shelby County Airport Authority ("MSCAA") and the City of Indianapolis. Lease agreements with the MSCAA and a loan agreement with the City of Indianapolis covering the facilities and equipment financed with the bond proceeds obligate the Company to pay rentals and loan payments, respectively, equal to the principal and interest due on the bonds.

       Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 1999, are as follows: $14,900,000 in 2000; $11,300,000 in 2001; $207,000,000 in 2002; $10,900,000 in 2003; and
$30,000,000 in 2004.

       The Company's long-term debt, exclusive of capital leases, had carrying values of $975,000,000 and $1,243,000,000 at May 31, 1999 and 1998,
respectively, compared with fair values of approximately $1,046,000,000 and $1,384,000,000 at those dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 5: LEASE COMMITMENTS

       The Company utilizes certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2027. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days' notice.

       The components of property and equipment recorded under capital leases at May 31 were as follows:

In thousands                                           1999            1998
                                                     --------        --------
Package handling and ground support equipment        $245,041        $261,985
Facilities                                            133,435         133,435
Computer and electronic equipment and other             6,496           6,518
                                                     --------        --------
                                                      384,972         401,938
Less accumulated amortization                         267,968         273,836
                                                     --------        --------
                                                     $117,004        $128,102
                                                     ========        ========

       Rent expense under operating leases for the years ended May 31 was as follows:

In thousands                 1999              1998             1997
                          ----------        ----------        --------
Minimum rentals           $1,167,500        $1,071,290        $930,977
Contingent rentals            59,839            60,925          57,806
                          ----------        ----------        --------
                          $1,227,339        $1,132,215        $988,783
                          ==========        ==========        ========

       Contingent rentals are based on hours flown under supplemental aircraft leases.

       A summary of future minimum lease payments under capital leases and non-cancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 1999 is as follows:

In thousands                       Capital                 Operating
                                   Leases                   Leases
                                  --------                -----------
2000                              $ 14,828                $   972,574
2001                                14,828                    903,921
2002                                14,828                    853,609
2003                                14,828                    790,916
2004                                14,828                    751,981
Thereafter                         302,502                  8,649,509
                                  --------                -----------
                                  $376,642                $12,922,510
                                  ========                ===========

       At May 31, 1999, the present value of future minimum lease payments for capital lease obligations including certain tax exempt bonds was $199,401,000.

       The Company makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass through certificates. The pass through certificates are not direct obligations of, or guaranteed by, the Company.

NOTE 6: INCOME TAXES

       For 1999, the Company will file a consolidated federal income tax return with FDX Corporation. The Company's tax provision is calculated as if it were a separate company filing a separate tax return. The components of the provision for income taxes for the years ended May 31 were as follows:

In thousands                          1999              1998             1997
                                    ---------         ---------        ---------
Current provision:
   Domestic
       Federal                      $ 281,721         $ 229,661        $ 144,647
       State and local                 36,300            30,416           19,827
   Foreign                             23,077            36,543           44,165
                                    ---------         ---------        ---------
                                      341,098           296,620          208,639
                                    ---------         ---------        ---------

Deferred provision (credit):
   Domestic
       Federal                        (23,933)           16,756           50,717
       State and local                 (3,160)            1,051            5,302
   Foreign                             (1,871)              243            2,336
                                    ---------         ---------        ---------
                                      (28,964)           18,050           58,355
                                    ---------         ---------        ---------
                                    $ 312,134         $ 314,670        $ 266,994
                                    =========         =========        =========

     The Company's operations included the following pre-tax income (loss) with respect to entities in foreign locations for the years ended May 31:

In thousands                                               1999              1998              1997
                                                         ---------         ---------        ---------
Entities with pre-tax income .........................   $ 255,000         $ 206,000        $ 204,000
Entities with pre-tax losses..........................    (291,000)         (304,000)        (186,000)
                                                         ---------         ---------        ---------
                                                         $ (36,000)        $ (98,000)       $  18,000
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

       A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended May 31 is as follows:

                                                 1999         1998         1997
                                                 ----         ----         ----
Statutory U.S. income tax rate                   35.0%        35.0%        35.0%
Increase resulting from:
     State and local income taxes, net of
       federal benefit                            2.8          2.8          2.6
     Non-recurring item (1998 Caliber
       acquisition)                                --          0.8           --
     Other, net                                   2.7          4.2          4.9
                                                 ----         ----         ----
Effective tax rate                               40.5%        42.8%        42.5%
                                                 ====         ====         ====
Effective tax rate (excluding
     non-recurring item)                         40.5%        42.0%        42.5%
                                                 ====         ====         ====

       The significant components of deferred tax assets and liabilities as of May 31 were as follows:


In thousands

                                     1999                            1998
                         -----------------------------   -----------------------------
                          Deferred        Deferred        Deferred         Deferred
                         Tax Assets    Tax Liabilities   Tax Assets    Tax Liabilities
                         ----------    ---------------   ----------    ---------------
Depreciation              $     --        $561,338        $     --        $486,881
Deferred gains on
   sales of assets         122,515              --          86,053              --
Employee benefits          134,281              --         113,904              --
Self-insurance
   accruals                192,858              --         175,035              --
Other                      206,017          95,133         170,436          93,812
                          --------        --------        --------        --------
                          $655,671        $656,471        $545,428        $580,693
                          ========        ========        ========        ========

NOTE 7: EMPLOYEE BENEFIT PLANS

       The Company sponsors defined benefit pension plans and postretirement health care plans.

       The Company has adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which changes the presentation of information about pension and other postretirement benefit plans. Disclosures for prior years have been restated.

       Pension plans. The defined benefit pension plans cover substantially all employees. The largest plan covers U.S. employees age 21 and over, with at least one year of service and provides benefits based on final average earnings and years of service. Plan funding is actuarially determined, and is also subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments.

During 1999 benefits provided under certain of the Company's pension plans were enhanced, principally in connection with the ratification on February 4, 1999 of a collective bargaining agreement between the Company and the Fedex Pilots Association ("FPA"). These benefit enhancements are reflected in the funded status of the plans at May 31, 1999 but did not materially affect pension cost in 1999.

       Postretirement health care plans. The Company offers medical and dental coverage to eligible U.S. retirees and their eligible dependents. Vision coverage is provided for retirees, but not their dependents. Substantially all U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service with the Company of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Life insurance benefits are provided only to retirees of the former Tiger International, Inc. who retired prior to acquisition.

       The following table provides a reconciliation of the changes in the pension and postretirement health care plans' benefit obligations and fair value of assets over the two-year period ended May 31, 1999, and a statement of the funded status as of May 31, 1999 and 1998:

In thousands


                                                                                                  POSTRETIREMENT
                                                          PENSION PLANS                          HEALTH CARE PLANS
                                               --------------------------------       -----------------------------------
                                                    1999               1998                 1999                1998
                                               -------------      -------------       ---------------     ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year         $ 3,848,485         $ 2,911,584         $   209,488         $   168,589
  Service cost                                      316,448             241,151              22,815              17,758
  Interest cost                                     269,521             229,947              16,375              14,359
  Amendments and benefit enhancements               116,291                  --               1,681                  --
  Actuarial (gain) loss                            (403,424)            538,109              (7,204)             13,573
  Plan participant contributions                         --                  --                 627                 521
  Divestitures                                           --             (21,487)                 --                (388)
  Foreign currency exchange rate changes              2,795             (10,174)                 --                  --
  Benefits paid                                     (45,229)            (40,645)             (6,210)             (4,924)
                                               -------------      -------------       ---------------     ---------------
Benefit obligation at end of year               $ 4,104,887         $ 3,848,485         $   237,572         $   209,488
                                               -------------      -------------       ---------------     ---------------
                                               -------------      -------------       ---------------     ---------------


CHANGE IN PLAN ASSETS
Fair value of plan assets at
     beginning of year                          $ 3,989,131         $ 3,275,641         $        --         $        --
  Actual return on plan assets                      399,932             681,516                  --                  --
  Divestitures                                           --             (12,637)                 --                  --
  Foreign currency exchange rate changes             (1,283)               (785)                 --                  --
  Company contributions                             118,677              86,041               5,583               4,403
  Plan participant contributions                         --                  --                 627                 521
  Benefits paid                                     (45,229)            (40,645)             (6,210)             (4,924)
                                               -------------      -------------       ---------------     ---------------
Fair value of plan assets at end of year        $ 4,461,228         $ 3,989,131         $        --         $        --
                                               -------------      -------------       ---------------     ---------------
                                               -------------      -------------       ---------------     ---------------

FUNDED STATUS OF THE PLANS                      $   356,341         $   140,646         $  (237,572)        $  (209,488)
  Unrecognized actuarial gain                      (446,258)            (80,048)            (17,306)            (10,102)
  Unrecognized prior service
       (benefit) cost                               107,940              (7,200)              1,681                  --
  Unrecognized transition amount                      2,201               2,261                  --                  --
                                               -------------      -------------       ---------------     ---------------
Prepaid (accrued) benefit cost                  $    20,224         $    55,659         $  (253,197)        $  (219,590)
                                               -------------      -------------       ---------------     ---------------
                                               -------------      -------------       ---------------     ---------------

AMOUNTS RECOGNIZED IN THE BALANCE SHEET
       AT MAY 31:
  Prepaid benefit cost                          $    87,198         $   109,531         $        --         $        --
  Accrued benefit liability                         (66,974)            (53,872)           (253,197)           (219,590)
  Minimum pension liability                         (86,000)               (119)                 --                  --
  Intangible asset                                   86,000                 119                  --                  --
                                               -------------      -------------       ---------------     ---------------
Prepaid (accrued) benefit cost                  $    20,224         $    55,659         $  (253,197)        $  (219,590)
                                               -------------      -------------       ---------------     ---------------
                                               -------------      -------------       ---------------     ---------------


NET PERIODIC BENEFIT COST FOR THE YEARS ENDED MAY 31 WAS AS FOLLOWS:


In thousands


                                                                                                      POSTRETIREMENT
                                                         PENSION PLANS                               HEALTH CARE PLANS
                                              1999           1998           1997             1999           1998           1997
                                          ------------  -------------  -------------      -----------  --------------  -----------

Service cost                               $ 316,448       $ 241,151       $ 232,491      $  22,815      $  17,758       $  16,952
Interest cost                                269,521         229,947         206,359         16,375         14,359          12,592
Expected return on plan assets              (436,735)       (345,795)       (423,871)            --             --              --
Net amortization and deferral                  3,008           1,085         130,529             --           (414)             --
                                          ------------  -------------  -------------      -----------  --------------  -----------
                                           $ 152,242       $ 126,388       $ 145,508      $  39,190      $  31,703       $  29,544
                                          ------------  -------------  -------------      -----------  --------------  -----------
                                          ------------  -------------  -------------      -----------  --------------  -----------



WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS


                                              1999            1998          1997             1999           1998            1997
                                          ------------  -------------  -------------      -----------  --------------  -----------

Discount rate                                    7.5%            7.0%            8.1%           7.3%           7.2%            7.8%
Rate of increase in future
  compensation levels                            4.6             4.6             5.5              -              -               -
Expected long-term rate of
  return on assets                              10.9            10.5            10.5              -              -               -


     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $169,600,000, $147,900,000 and $2,600,000, respectively, as of May 31, 1999, and $70,000,000, $49,400,000
and $1,900,000, respectively, as of May 31, 1998. The minimum pension liability and corresponding intangible asset recognized in the balance sheet at May 31, 1999 relate to the collective bargaining agreement between the Company and the FPA.

     The Company's future medical benefit costs were estimated to increase at an annual rate of 9.0% during 2000, decreasing to an annual growth rate of 5.25% in 2008 and thereafter. Future dental benefit costs were estimated to increase at an annual rate of 7.75% during 2000, decreasing to an annual growth rate of 5.25% in 2010 and thereafter. The Company's cost is capped at 150% of the 1993 employer cost and, therefore, will not be subject to medical and dental trends after the capped cost is attained, projected to be in 2001. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation of the Company at May 31, 1999, or 1999 benefit expense. The Company pays claims as incurred.

     Profit sharing plans. The profit sharing plan covers substantially all U.S. employees age 21 and over, with at least one year of service with the Company as of the contribution date. The plan provides for discretionary employer contributions which are determined annually by the Board of Directors. Profit sharing expense was $119,300,000 in 1999, $105,700,000 in 1998 and $90,800,000 in 1997. Included in these expense amounts are cash distributions made directly to employees of $37,100,000, $43,100,000 and $28,600,000 in 1999, 1998 and 1997, respectively.

NOTE 8: BUSINESS SEGMENT INFORMATION

       The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective May 31, 1999. The Statement establishes standards for reporting information about operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in allocating resources and assessing performance.

       The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

       The following table presents the Company's revenue by service type and geographic information for the years ended or as of May 31:

-------------------------------------------------------------------------------


In thousands                              1999             1998           1997
                                       -----------     -----------     -----------

REVENUE BY SERVICE TYPE

Package:
       U.S. overnight                  $ 7,185,462     $ 6,810,211     $ 6,243,790
       U.S. deferred                     2,271,151       2,179,188       1,621,647
       International Priority            3,018,828       2,731,140       2,351,092
Freight:
       U.S                                 439,855         337,098         207,729
       International                       530,759         597,861         604,472
Other                                      533,222         599,343         491,020
                                       -----------     -----------     -----------
                                       $13,979,277     $13,254,841     $11,519,750
                                       -----------     -----------     -----------
                                       -----------     -----------     -----------

GEOGRAPHIC INFORMATION

Revenues
       U.S                             $10,170,950     $ 9,665,342     $ 8,322,037
       International                     3,808,327       3,589,499       3,197,713
                                       -----------     -----------     -----------
                                       $13,979,277     $13,254,841     $11,519,750
                                       -----------     -----------     -----------
                                       -----------     -----------     -----------

Long-lived Assets
       U.S                             $ 5,640,776     $ 5,071,381
       International                       996,784         985,047
                                       -----------     -----------
                                       $ 6,637,560     $ 6,056,428
                                       -----------     -----------
                                       -----------     -----------


-------------------------------------------------------------------------------

       International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest expense and income taxes for the years ended May 31 was as follows:


In thousands                                                  1999                1998                   1997
                                                           ---------            ---------              ---------
Interest (net of capitalized interest).                    $  94,235            $ 111,417              $  95,364
Income taxes                                                 313,515              316,718                184,668


       Non-cash investing and financing activities for the years ended May 31 were as follows:


In thousands                                 1999           1998          1997
                                           --------       --------       ------
Fair value of assets surrendered
       under exchange agreements
       (with two airlines)                 $48,248        $90,428        $62,018
Fair value of assets acquired under
       exchange agreements                  34,580         78,148         46,662
Fair value of assets surrendered in
       excess of assets acquired            13,668         12,280         15,356


NOTE 10: COMMITMENTS AND CONTINGENCIES

       The Company's annual purchase commitments under various contracts as of May 31, 1999, were as follows:


In thousands                 Aircraft-
              Aircraft       Related (1)         Other (2)           Total
            -----------     -------------      ------------      ------------

2000        $  431,400        $  329,700        $  426,900        $1,188,000
2001           310,300           626,300            76,300         1,012,900
2002           316,900           229,200             8,500           554,600
2003           381,500           193,600                --           575,100
2004           200,800             7,800                --           208,600


(1) Primarily aircraft modifications, rotables, spare parts and spare engines.
(2) Facilities, vehicles, computer and other equipment.

       At May 31, 1999, the Company was committed to purchase five A300s, 31 MD11s, six DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $27,407,000 have been made toward these purchases.

       The Company has agreements with two airlines to acquire 53 DC10 aircraft (39 of which had been received as of May 31, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 20 additional DC10s along with additional aircraft engines and equipment.

       In January 1999, put options were exercised by an airline requiring the Company to purchase nine DC10s (in addition to those discussed in the preceding paragraph) for a total purchase price of $29,700,000. Delivery of the aircraft began in March 1999 and is expected to be completed by January 2000.

       The Company entered into contracts in previous years which were designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company made (or received) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. At May 31, 1998, all such contracts had expired. Under jet fuel contracts, the Company made payments of $28,764,000 in 1998, and received $15,162,000 (net of payments) in 1997.

NOTE 11: LEGAL PROCEEDINGS

       There are two separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the excise tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama.

       The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on the Company's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. The plaintiffs are now seeking permission to appeal to the next appellate level.

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

       The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Company.


NOTE 12: OTHER EVENTS

         On October 30, 1998, contract negotiations between the Company and the FPA were discontinued. In November, the FPA began actively encouraging its members to decline overtime work and issued ballots seeking strike authorization. To avoid service interruptions related to a threatened strike, the Company and its parent company, FDX Corporation, began strike contingency planning including entering into agreements for additional third-party air and ground transportation and establishing special financing arrangements. Subsequently, the FPA agreed to end all job actions for 60 days and negotiations resumed. Such negotiations resulted in a five-year collective bargaining agreement that was ratified by the FPA membership in February 1999 and became effective May 31, 1999. Costs associated with these contingency plans were approximately $91,000,000. Of these costs, approximately $81,000,000, primarily the cost of contracts for supplemental airlift and ground transportation, was included in operating expenses. The remaining $10,000,000 was included in non-operating expenses and represents the costs associated with obtaining additional short-term financing capabilities.

       In 1998, the Company realized a net gain of $17,000,000 from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. The gain was recorded in operating and non-operating income in substantially equal amounts.

       In 1997, operating income included a $15,000,000 pre-tax benefit from the settlement of a Tennessee personal property tax matter. Also in 1997, the Company recorded a $17,100,000 non-operating gain from an insurance settlement for a DC10 aircraft destroyed by fire in September 1996.


NOTE 13: SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)


In thousands                         First            Second            Third             Fourth
                                    Quarter           Quarter          Quarter            Quarter
                                  ----------        ----------       -----------        ----------

1999 (1)
Revenues                          $3,417,183        $3,482,236        $3,430,708        $3,649,150
Operating income                     219,072           250,939            95,274           306,191
Income before income taxes           192,682           228,313            65,244           284,461
Net income                           112,719           133,563            43,030           169,254

1998
Revenues                          $3,297,218        $3,299,159        $3,232,799        $3,425,665
Operating income                     264,205           213,805            98,055           260,668
Income before income taxes           246,995           184,509            69,058           234,651
Net income                           143,257           107,015            34,174           136,097


(1) Third quarter 1999 results included approximately $91,000,000 of expenses ($54,100,000 net of tax) for contingency plans made by the Company related to the threatened strike by the FPA.

NOTE 14: RELATED PARTY TRANSACTIONS

       As of May 31, 1999 and 1998, the Company had net amounts due from its parent, FDX Corporation, of $18,541,000 and $59,800,000, respectively. The 1999 amount comprises an intercompany operating payable of $62,720,000 included in Current Liabilities and $81,300,000 included in Other Assets. All of the 1998 balance is included in Other Assets. The long-term amounts primarily represent the net activity from participation in FDX Corporation's consolidated cash management program.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

       We have audited the accompanying consolidated balance sheets of Federal Express Corporation (a Delaware corporation) and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, changes in owner's equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Express Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.



/s/ARTHUR ANDERSEN LLP
----------------------
Arthur Andersen LLP
Memphis, Tennessee
June 29, 1999

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

         Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended May 31, 1999, 1998 and 1997.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 1999.

                               FEDERAL EXPRESS CORPORATION
                               (Registrant)


                               BY: /s/ MICHAEL W. HILLARD
                                  -----------------------------------
                                       Michael W. Hillard
                                       Vice President and Controller
                                       (PRINCIPAL ACCOUNTING OFFICER)


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


     Signature                                       Capacity                       Date
     ---------                                       --------                       ----
/s/ FREDERICK W. SMITH*                Chairman of the Board of Directors
-----------------------------
Frederick W. Smith

/s/ DAVID J. BRONCZEK*                   Executive Vice President, Chief
-----------------------------            Operating Officer and Director
David J. Bronczek

/s/ T. MICHAEL GLENN*                               Director
-----------------------------
T. Michael Glenn

/s/ ALAN B. GRAF, JR.*                              Director
-----------------------------
Alan B. Graf, Jr.

/s/ SCOTT E. HANSEN*                                Director
-----------------------------
Scott E. Hansen

/s/ GEORGE W. HEARN*                                Director
-----------------------------
George W. Hearn

/s/ MICHAEL W.  HILLARD                   Vice President and Controller
-----------------------------             (Principal Accounting Officer)       August 26, 1999
Michael W. Hillard

/s/ DENNIS H. JONES*                                Director
-----------------------------
Dennis H. Jones



/s/ KENNETH R. MASTERSON*                           Director
-----------------------------
Kenneth R. Masterson

/s/ TRACY G. SCHMIDT*                    Senior Vice President and Chief
-----------------------------                   Financial Officer
Tracy G. Schmidt                          (Principal Financial Officer)

/s/ THEODORE L. WEISE*                 President, Chief Executive Officer
-----------------------------                     and Director
Theodore L. Weise                         (Principal Executive Officer)


*By:  /s/ MICHAEL W. HILLARD
     ------------------------
         Michael W. Hillard
          Attorney-in-Fact                                                     August 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Federal Express Corporation set forth in
Item 8 of Part II of this Form 10-K, and have issued our report thereon dated June 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  ARTHUR ANDERSEN LLP
     Arthur Andersen LLP
Memphis, Tennessee
June 29, 1999

                                                                             S-2
                                                                     SCHEDULE II


                FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED MAY 31, 1999, 1998 AND 1997
                               (In thousands)

                                                        ADDITIONS
                                                ---------------------------
                                 BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                 BEGINNING       COSTS AND         OTHER                          END OF
DESCRIPTION                       OF YEAR        EXPENSES         ACCOUNTS       DEDUCTIONS        YEAR
-----------                     -----------     -----------     -----------     -----------     -----------
    ACCOUNTS RECEIVABLE
         ALLOWANCES

1999 ......................     $    43,245     $    47,527     $       ---     $45,340 (A)     $    45,432
                                -----------     -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------     -----------

1998 ......................     $    36,175     $    59,616     $       ---     $52,546 (A)     $    43,245
                                -----------     -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------     -----------

1997 ......................     $    30,809     $    38,711     $       ---     $33,345 (A)     $    36,175
                                -----------     -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------     -----------

     RESERVE RELATED TO
MERGER OF FEDEX AND CALIBER

1999 ......................     $       411     $       ---     $       ---     $   411 (B)     $       ---
                                -----------     -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------     -----------

1998 ......................     $       ---     $    14,000     $       ---     $13,589 (B)     $       411
                                -----------     -----------     -----------     -----------     -----------
                                -----------     -----------     -----------     -----------     -----------


(A) Write-offs, net of recoveries.
(B) Amounts paid and charged to reserve.

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

4.1 Indenture dated as of May 15, 1989 between Registrant and BONY relating to Registrant's unsecured debt securities. (Filed as an exhibit to Registrant's Registration Statement No. 33-28796 on Form S-3 and incorporated herein by reference.)

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

4.4 Supplemental Indenture No. 5 dated as of August 15, 1990 between Registrant and BONY. (Filed as Exhibit 4(c) to
                 Registrant's Current Report on Form 8-K dated August 28, 1990,
                 Commission File No. 1-7806, and incorporated herein by reference.)

4.5              Indenture dated May 15, 1989 including Supplemental Indenture
                 Nos. 2, 3 and 5 dated as described above, between Registrant and BONY, relating to Registrant's Medium-Term Notes, Series B, the last of which is due August 15, 2006, Registrant's 9 7/8%
                 Notes due April 1, 2002, and Registrant's 9.65% Notes due June
                 15, 2012. (Filed as described above.)

4.6 Form of Fixed Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.4 to
                 Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

4.7 Form of Floating Rate Medium-Term Note, Series B, the last of which is due August 15, 2006. (Filed as Exhibit 4.5 to
                 Registrant's Registration Statement No. 33-40018 on Form S-3 and incorporated herein by reference.)

4.8              Form of 9 7/8% Note due April 1, 2002. (Filed as Exhibit 4.1 to
                 Registrant's Current Report on Form 8-K dated March 23, 1992,
                 Commission File No. 1-7806, and incorporated herein by reference.)



EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
4.9              Form of 9.65% Note due June 15, 2012. (Filed as Exhibit 4.1 to
                 Registrant's Current Report on Form 8-K dated June 18, 1992,
                 Commission File No. 1-7806, and incorporated herein by
                 reference.)

4.10             Indenture dated as of July 1, 1996 between Registrant and The
                 First National Bank of Chicago, as Trustee, relating to
                 Registrant's unsecured debt securities. (Filed as Exhibit 4.14 to Registrant's FY96 Annual Report on Form 10-K, Commission
                 File No. 1-7806, and incorporated herein by reference.)

4.11             Supplemental Indenture No. 1 dated as of July 1, 1997 between
                 Registrant and The First National Bank of Chicago relating to
                 Registrant's 7.60% Notes due July 1, 2097. (Filed as Exhibit
                 4.1 to Registrant's Current Report on Form 8-K dated July 7,
                 1997, Commission File No. 1-7806, and incorporated herein by reference.)

4.12             Form of 7.60% Note due July 1, 2097. (Filed as Exhibit 4.2 to
                 Registrant's Current Report on Form 8-K dated July 7, 1997,
                 Commission File No. 1-7806, and incorporated herein by reference.)

4.13 Pass Through Trust Agreement dated as of February 1, 1993, as amended and restated as of October 1, 1995, between Registrant and BONY, as Pass Through Trustee, relating to Registrant's
                 1993 Pass Through Certificates, Series A1, A2, B1, B2, C1 and
                 C2, 1995 Pass Through Certificates, Series A1, A2, B1, B2 and
                 B3 and 1996 Pass Through Certificates, Series A1 and A2. (Filed as Exhibit 4.a.1 to Registrant's Current Report on Form 8-K dated October 26, 1995, Commission File No. 1-7806, and incorporated herein by reference.)

4.14             Form of 8.04% and 8.76% 1993 Pass Through Certificates, Series
                 A1 and A2 due November 22, 2007 and May 22, 2015, respectively.
                 (Filed as Exhibit 4(a)(2) to Registrant's Current Report on
                 Form 8-K dated February 4, 1993, Commission File No. 1-7806, and incorporated herein by reference.)

4.15             Form of 6.68% and 7.63% 1993 Pass Through Certificates, Series
                 B1 and B2 due January 1, 2008 and January 1, 2015, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current
                 Report on Form 8-K dated September 23, 1993, Commission File
                 No. 1-7806, and incorporated herein by reference.)

4.16             Form of 7.15% and 7.96% 1993 Pass Through Certificates, Series
                 C1 and C2 due September 28, 2012 and March 28, 2017, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current
                 Report on Form 8-K dated December 2, 1993, Commission File No.
                 1-7806, and incorporated herein by reference.)

4.17             Form of 7.63% and 8.06% 1995 Pass Through Certificates, Series
                 A1 and A2 due January 5, 2014 and January 5, 2016, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current
                 Report on Form 8-K dated August 16, 1995, Commission File No.
                 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
4.18             Form of 6.05%, 7.11% and 7.58% 1995 Pass Through Certificates,
                 Series B1, B2 and B3 due March 19, 1996, January 2, 2014 and
                 July 2, 2019, respectively. (Filed as Exhibit 4.a.2 to
                 Registrant's Current Report on Form 8-K dated October 26, 1995,
                 Commission File No. 1-7806, and incorporated herein by
                 reference.)

4.19             Form of 7.85% and 8.17% 1996 Pass Through Certificates, Series
                 A1 and A2 due January 30, 2015 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current
                 Report on Form 8-K dated June 5, 1996, Commission File No.
                 1-7806, and incorporated herein by reference.)

4.20             Pass Through Trust Agreement dated as of March 1, 1994 between
                 Registrant and BONY, as Pass Through Trustee, relating to
                 Registrant's 1994 Pass Through Certificates, Series A310-A1,
                 A310-A2 and A310-A3. (Filed as Exhibit 4.a.1 to Registrant's
                 Current Report on Form 8-K dated March 16, 1994, Commission
                 File No. 1-7806, and incorporated herein by reference.)

4.21             Form of 7.53%, 7.89% and 8.40% 1994 Pass Through Certificates,
                 Series A310-A1, A310-A2 and A310-A3 due September 23, 2006,
                 September 23, 2008 and March 23, 2010, respectively. (Filed as
                 Exhibit 4.a.2 to Registrant's Current Report on Form 8-K dated
                 March 16, 1994, Commission File No. 1-7806, and incorporated herein by reference.)

4.22             Pass Through Trust Agreement dated as of June 1, 1996 between
                 Registrant and State Street Bank and Trust Company, as Pass
                 Through Trustee, relating to Registrant's 1996 Pass Through
                 Certificates, Series B1 and B2. (Filed as Exhibit 4(a)(1) to
                 Registrant's Registration Statement No. 333-07691 on Form S-3 and incorporated herein by reference.)

4.23             Form of 7.39% and 7.84% 1996 Pass Through Certificates, Series
                 B1 and B2 due January 30, 2013 and January 30, 2018, respectively. (Filed as Exhibit 4.a.2 to Registrant's Current
                 Report on Form 8-K dated October 17, 1996, Commission File No.
                 1-7806, and incorporated herein by reference.)

4.24             Pass Through Trust Agreement dated as of May 1, 1997 between
                 Registrant and First Security Bank, National Association, as
                 Pass Through Trustee. (Filed as Exhibit 4.a.3 to Registrant's
                 Current Report on Form 8-K dated May 12, 1997, Commission File
                 No. 1-7806, and incorporated herein by reference.)

4.25             Form of 7.50%, 7.52% and 7.65% 1997-1 Pass Through
                 Certificates, Class A, B and C due January 15, 2018, January
                 15, 2018 and January 15, 2014, respectively. (Filed as Exhibit
                 4.a.2 to Registrant's Current Report on Form 8-K dated May 22,
                 1997, Commission File No. 1-7806, and incorporated herein by reference.)

4.26             Form of 6.72%, 6.845% and 7.02% 1998-1 Pass Through
                 Certificates, Class A, B and C due January 15, 2022, January
                 15, 2019 and January 15, 2016, respectively. (Filed as Exhibit
                 4.a.3 to the Registrant's Current Report on Form 8-K dated June
                 30, 1998, Commission File No. 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
4.27             Pass through Trust Agreement dated as of June 1, 1999, between
                 Registrant and BONY, as Pass Through Trustee. (Filed as Exhibit
                 4(a)(1) to Registrant's Registration Statement No. 333-80001 on
                 Form S-3 and incorporated herein by reference.)

4.28             Form of 7.65%, 7.90% and 8.25% 1999-1 Pass Through
                 Certificates, Class A, B and C due January 15, 2023, January
                 15, 2020 and January 15, 2019, respectively. (Filed as Exhibit
                 4(a)(2) to Registrant's Registration Statement NO. 333-80001 on
                 Form S-3 and incorporated herein by reference.)

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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
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


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.30            Eighteenth Supplemental Lease Agreement dated as of July 1,
                 1997 between the Authority and Registrant. (Filed as Exhibit
                 10.2 to Registrant's FY98 First Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by
                 reference.)

10.31            Nineteenth Supplemental Lease Agreement dated as of September
                 1, 1998 between the Authority and Registrant. (Filed as Exhibit
                 10.1 to Registrant's FY99 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.32            Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and Registrant. (Refiled as Exhibit 10.15 to Registrant's FY90 Annual Report on Form 10-K, Commission
                 File No. 1-7806, and incorporated herein by reference.)

10.33            First Special Facility Supplemental Lease Agreement dated as of
                 May 1, 1982 between the Authority and Registrant. (Filed as
                 Exhibit 10.25 to Registrant's FY93 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.34 Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and Registrant.
                 (Filed as Exhibit 10.26 to Registrant's FY93 Annual Report on
                 Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

10.35            Third Special Facility Supplemental Lease Agreement dated as of
                 December 1, 1984 between the Authority and Registrant. (Refiled as Exhibit 10.25 to Registrant's FY95 Annual Report on Form
                 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

10.36 Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and Registrant. (Filed as
                 Exhibit 10.20 to Registrant's FY92 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.37            Fifth Special Facility Supplemental Lease Agreement dated as of
                 July 1, 1997 between the Authority and Registrant. (Filed as
                 Exhibit 10.35 to Registrant's FY97 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.38            Special Facility Lease Agreement dated as of July 1, 1993
                 between the Authority and Registrant. (Filed as Exhibit 10.29 to Registrant's FY93 Annual Report on Form 10-K, Commission
                 File No. 1-7806, and incorporated herein by reference.)

10.39            Special Facility Ground Lease Agreement dated as of July 1,
                 1993 between the Authority and Registrant. (Filed as Exhibit
                 10.30 to Registrant's FY93 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.40 Indenture dated as of July 1, 1993 between the Authority and BONY, as Trustee, relating to 6.20% Special Facility Revenue
                 Bonds, Series 1993, due July 1, 2014. (Filed as Exhibit 10.31 to Registrant's FY93 Annual Report on Form 10-K, Commission
                 File No. 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.41            Guaranty dated as of July 1, 1993 from FedEx to BONY relating to 6.20% Special Facility Revenue Bonds, Series 1993. (Filed as
                 Exhibit 10.32 to Registrant's FY93 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by
                 reference.)

10.42            Lease Agreement dated as of May 7, 1985 between the City of
                 Oakland and Registrant. (Filed as Exhibit 28.5 to Registrant's
                 FY93 Second Quarter Report on Form 10-Q, Commission File No.
                 1-7806, and incorporated herein by reference.)

10.43            Affirmative Action Agreement dated as of May 14, 1985, to Lease
                 Agreement dated May 7, 1985, between the City of Oakland and
                 Registrant. (Filed as Exhibit 28.6 to Registrant's FY93 Second
                 Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.44            First Supplemental Agreement dated August 5, 1986, to Lease
                 Agreement dated May 7, 1985, between the City of Oakland and
                 Registrant. (Filed as Exhibit 28.7 to Registrant's FY93 Second
                 Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.45            Second Supplemental Agreement dated February 17, 1987, to Lease
                 Agreement dated May 7, 1985, between the City of Oakland and
                 Registrant. (Filed as Exhibit 28.8 to Registrant's FY93 Second
                 Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.46            Third Supplemental Agreement dated February 1989, to Lease
                 Agreement dated May 7, 1985, between the City of Oakland and
                 Registrant. (Filed as Exhibit 28.9 to Registrant's FY93 Second
                 Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.47            Amendment dated August 1, 1989, to Lease Agreement dated May 7,
                 1985, between the City of Oakland and Registrant. (Refiled as Exhibit 10.40 to Registrant's FY95 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.48 Lease and First Right of Refusal Agreement dated July 22, 1988 between the State of Alaska, Department of Transportation and Public Facilities and Registrant. (Filed as Exhibit 28.10 to
                 Registrant's FY93 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.49            Development Agreement dated July 22, 1988, to Lease and First
                 Right of Refusal Agreement dated July 22, 1988, between the
                 State of Alaska, Department of Transportation and Public
                 Facilities and Registrant. (Filed as Exhibit 28.11 to
                 Registrant's FY93 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.50            Supplement No. 1 dated May 19, 1989, to Development Agreement dated July 22, 1988, between the State of Alaska, Department of
                 Transportation and Public Facilities and Registrant. (Filed as
                 Exhibit 28.12 to Registrant's FY93 Second Quarter Report on
                 Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

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

10.52            Right-of-Way Agreement dated September 19, 1989, to Lease and
                 First Right of Refusal Agreement dated July 22, 1988, between the State of Alaska, Department of Transportation and Public
                 Facilities and Registrant. (Filed as Exhibit 28.14 to
                 Registrant's FY93 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

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

10.54            Lease Agreement dated October 1, 1983 between The Port
                 Authority of New York and New Jersey and Registrant. (Filed as
                 Exhibit 28.16 to Registrant's FY93 Second Quarter Report on
                 Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.55            Supplement No. 1 dated October 1, 1983 to Lease Agreement dated
                 October 1, 1983 between The Port Authority of New York and New
                 Jersey and Registrant. (Filed as Exhibit 28.17 to Registrant's
                 FY93 Second Quarter Report on Form 10-Q, Commission File No.
                 1-7806, and incorporated herein by reference.)

10.56 Supplement No. 2 dated September 1, 1985 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 28.18 to
                 Registrant's FY93 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.57            Supplement No. 3 dated June 1, 1992 to Lease Agreement dated
                 October 1, 1983 between The Port Authority of New York and New
                 Jersey and Registrant. (Filed as Exhibit 28.19 to Registrant's
                 FY93 Second Quarter Report on Form 10-Q, Commission File No.
                 1-7806, and incorporated herein by reference.)

10.58            Supplement No. 4 dated March 1, 1993 to Lease Agreement dated
                 October 1, 1983 between The Port Authority of New York and New
                 Jersey and Registrant. (Filed as Exhibit 10.51 to Registrant's
                 FY95 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.59            Supplement No. 5 dated February 1, 1994 to Lease Agreement dated October 1, 1983 between The Port Authority of New York and New Jersey and Registrant. (Filed as Exhibit 10.52 to
                 Registrant's FY95 Annual Report on Form 10-K, Commission File
                 No. 1-7806, and incorporated herein by reference.)

10.60 Amended and Restated Land Lease Agreement dated August 1993 between Registrant and the Indianapolis Airport Authority.
                 (Filed as Exhibit 10.52 to Registrant's FY94 Annual Report on
                 Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

10.61 Indenture dated as of September 1, 1993 between the City of Indianapolis, Indiana and NBD Bank, N.A., as Trustee, relating to the City of Indianapolis Airport Facility Revenue Refunding
                 Bonds, Series 1994, due April 1, 2017. (Filed as Exhibit 10.1 to Registrant's FY94 First Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.62            Loan Agreement between the City of Indianapolis and Registrant.
                 (Filed as Exhibit 10.2 to Registrant's FY94 First Quarter
                 Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.63            Form of Promissory Note to the City of Indianapolis. (Filed as
                 Exhibit 10.3 to Registrant's FY94 First Quarter Report on Form
                 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.64            Indenture dated as of October 1, 1994 between Indianapolis
                 Airport Authority and NBD Bank, N. A., as Trustee, relating to
                 7.10% Special Facilities Revenue Bonds, Series 1994 due January
                 15, 2017. (Filed as Exhibit 10.1 to Registrant's FY95 Second
                 Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.65            Guaranty dated as of October 1, 1994 from FedEx to NBD Bank,
                 N.A. relating to 7.10% Special Facilities Revenue Bonds, Series
                 1994 due January 15, 2017. (Filed as Exhibit 10.2 to
                 Registrant's FY95 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.66            Land and Special Facilities Lease Agreement dated as of October
                 1, 1994 between Registrant and the Indianapolis Airport
                 Authority relating to 7.10% Special Facilities Revenue Bonds,
                 Series 1994 due January 15, 2017. (Filed as Exhibit 10.3 to
                 Registrant's FY95 Second Quarter Report on Form 10-Q,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.67            Lease Agreement dated October 9, 1994 between Registrant and
                 Subic Bay Metropolitan Authority. (Filed as Exhibit 10.62 to
                 Registrant's FY95 Annual Report on Form 10-K, Commission File
                 No. 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.68            Indenture dated as of April 1, 1996 between Alliance Airport
                 Authority, Inc. and The First National Bank of Chicago, as
                 Trustee, relating to AllianceAirport Authority, Inc. Special
                 Facilities Revenue Bonds, Series 1996 (Federal Express
                 Corporation Project) due April 1, 2021. (Filed as Exhibit 10.66
                 to Registrant's FY96 Annual Report on Form 10-K, Commission
                 File No. 1-7806, and incorporated herein by reference.)

10.69            Guaranty dated as of April 1, 1996 from Registrant to The First
                 National Bank of Chicago relating to AllianceAirport Authority,
                 Inc. Special Facilities Revenue Bonds, Series 1996 (Federal
                 Express Corporation Project) due April 1, 2021. (Filed as
                 Exhibit 10.67 to Registrant's FY96 Annual Report on Form 10-K,
                 Commission File No. 1-7806, and incorporated herein by reference.)

10.70            Land and Special Facilities Lease Agreement dated as of April
                 1, 1996 between Registrant and AllianceAirport Authority, Inc.
                 relating to AllianceAirport Authority, Inc. Special Facilities
                 Revenue Bonds, Series 1996 (Federal Express Corporation
                 Project) due April 1, 2021. (Filed as Exhibit 10.68 to
                 Registrant's FY96 Annual Report on Form 10-K, Commission File
                 No. 1-7806, and incorporated herein by reference.)

10.71 Assignment and Assumption Agreement dated April 10, 1996 between Alliance Airport Authority, Inc. and the City of Fort
                 Worth, Texas relating to AllianceAirport Authority, Inc.
                 Special Facilities Revenue Bonds, Series 1996 (Federal Express
                 Corporation Project) due April 1, 2021. (Filed as Exhibit 10.69 to Registrant's FY96 Annual Report on Form 10-K, Commission
                 File No. 1-7806, and incorporated herein by reference.)

10.72            Registrant's Amended and Restated Retirement Parity Pension
                 Plan. (Filed as Exhibit 10.83 to Registrant's FY97 Annual
                 Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

10.73 Management Performance Bonus Plan. (Description of the performance bonus plan contained in the Definitive Proxy
                 Statement for FDX Corporation's 1999 Annual Meeting of
                 Stockholders, under the heading "Report on Executive
                 Compensation of the Compensation Committee of the Board of Directors," is incorporated herein by reference.)

10.74 Long-Term Performance Bonus Plan. (A description of each long-term performance bonus plan is contained in the Definitive
                 Proxy Statement for FDX Corporation's 1999 Annual Meeting of
                 Stockholders, under the heading "Long-Term Incentive Plans -
                 Awards in Last Fiscal Year," and is incorporated herein by reference.)

10.75 Purchase Agreement between AVSA and Registrant for the purchase of Airbus A300 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.36 to Registrant's FY91
                 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.76            Amendment Nos. 1 through 4 to Purchase Agreement dated July 3,
                 1991 between AVSA and Registrant. Confidential treatment has been granted for confidential commercial and financial
                 information pursuant to Rule 24b-2 under the Securities
                 Exchange Act of 1934, as amended. (Filed as Exhibits 10.1
                 through 10.5 to Registrant's FY97 Second Quarter Report on Form
                 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.77            Sales Agreement dated April 7, 1995 between Registrant and
                 American Airlines, Inc. for the purchase of MD11 aircraft.
                 Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.79 to Registrant's FY95 Annual Report on Form
                 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

10.78 Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between Registrant and American Airlines,
                 Inc. (Filed as Exhibit 10.93 to Registrant's FY97 Annual Report on Form 10-K, Commission File No. 1-7806, and incorporated herein by reference.)

10.79 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to Registrant's FY97 Second Quarter Report on
                 Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.80            Letter Agreement No. 3 dated July 15, 1997, amending the
                 Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to Registrant's FY98 First Quarter Report on
                 Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.81            Letter Agreement Nos. 5-7 dated January 12, 1998, March 16,
                 1998 and February 26, 1998, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been granted for confidential commercial and financial information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to Registrant's FY98 Second
                 Quarter Report on Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.82            Aircraft Sales Agreement dated as of April 21, 1998 between
                 Flightlease, Ltd. And Registrant. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities
                 Exchange Act of 1934, as amended. (Filed as Exhibit 10.94 to
                 FDX Corporation's FY98 Annual Report on Form 10-K, Commission
                 File No. 333-39483, and incorporated herein by reference.)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
10.83            Amendments dated March 19, 1998 and January 1999, amending the
                 Sales Agreement dated April 7, 1995, between American Airlines,
                 Inc. and Registrant. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2, to Registrant's FY99
                 Third Quarter Report on Form 10-Q, Commission File No. 1-7806,
                 and incorporated herein by reference.)

10.84            Letter Agreement No. 9 dated January 27, 1999, amending the
                 Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to Registrant's FY99 Third Quarter Report on
                 Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

10.85            Amendment No. 1 dated January 22, 1999, amending the
                 Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and Registrant.
                 Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to Registrant's FY99 Third Quarter Report on
                 Form 10-Q, Commission File No. 1-7806, and incorporated herein by reference.)

12               Statement re Computation of Ratio of Earnings to Fixed Charges

23               Consent of Independent Public Accountants

24               Powers of Attorney

27               Financial Data Schedule