Form 10-Q
period 1999-08-31
FEDERAL EXPRESS CORP
filed 1999-10-13
CIK 230211

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 1999, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      TO           .                                    ----------
         ----------

                         COMMISSION FILE NUMBER: 1-7806

                           FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware
(State of incorporation)                                   71-0427007
                                                       (I.R.S. Employer
 2005 Corporate Avenue                                 Identification No.)
   Memphis, Tennessee
 (Address of principal                                       38132
   executive offices)                                      (Zip Code)

                                 (901) 369-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock outstanding as of September 30, 1999 was 1,000. The Registrant is a wholly-owned subsidiary of FDX Corporation, and there is no market for the Registrant's common stock.

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

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                       PAGE
Condensed Consolidated Balance Sheets
     August 31, 1999 and May 31, 1999................................   3-4

Condensed Consolidated Statements of Income
     Three Months Ended August 31, 1999 and 1998.....................     5

Condensed Consolidated Statements of Cash Flows
     Three Months Ended August 31, 1999 and 1998.....................     6

Notes to Condensed Consolidated Financial Statements.................   7-9

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants...............................    10

Report of Independent Public Accountants.............................    11

Management's Discussion and Analysis of Results of Operations
     and Financial Condition......................................... 12-19

                           PART II. OTHER INFORMATION

Legal Proceedings....................................................    20


Exhibits and Reports on Form 8-K.....................................    20


EXHIBIT INDEX........................................................   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS

                                                                    August 31,
                                                                       1999           May 31,
                                                                   (Unaudited)         1999
                                                                  ----------------------------
                                                                        (In thousands)
Current Assets:
     Cash and cash equivalents.....................................$    98,373    $    88,238
     Receivables, less allowances of $56,493,000
       and $45,432,000.............................................  1,817,188      1,840,613
     Spare parts, supplies and fuel................................    262,777        272,614
     Deferred income taxes.........................................    226,843        220,709
     Prepaid expenses and other....................................     37,578         56,241
                                                                   -----------    -----------

         Total current assets......................................  2,442,759      2,478,415


Property and Equipment, at Cost.................................... 12,524,349     12,197,086
     Less accumulated depreciation and amortization................  6,668,180      6,454,579
                                                                   -----------    -----------

         Net property and equipment................................  5,856,169      5,742,507

Other Assets:
     Goodwill......................................................    336,508        339,425
     Other.........................................................    526,939        555,628
                                                                   -----------    -----------
         Total other assets........................................    863,447        895,053
                                                                   -----------     -----------
                                                                   $ 9,162,375     $ 9,115,975
                                                                   -----------     -----------
                                                                   -----------     -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY

                                                                 August 31,
                                                                    1999       May 31,
                                                                (Unaudited)      1999
                                                                -----------  ------------
                                                                     (In thousands)
Current Liabilities:
     Current portion of long-term debt.......................... $    2,436  $   14,938
     Accrued salaries and employee benefits.....................    541,134     615,247
     Accounts payable...........................................    912,634     983,350
     Accrued expenses ..........................................    769,065     692,599
     Due to parent company......................................          -      62,720
                                                                 ----------  ----------

         Total current liabilities..............................  2,225,269   2,368,854

Long-Term Debt, Less Current Portion ...........................  1,159,203   1,159,126

Deferred Income Taxes...........................................    216,607     221,509

Other Liabilities...............................................  1,581,880   1,502,481

Commitments and Contingencies (Notes 2 and 3)

Owner's Equity:
     Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding..........          -           -
     Additional paid-in capital.................................    894,718     894,718
     Retained earnings..........................................  3,109,282   2,995,076
     Accumulated other comprehensive income.....................    (24,584)    (25,789)
                                                                 ----------   ---------

         Total owner's equity...................................  3,979,416   3,864,005
                                                                 ----------  ----------
                                                                 $9,162,375  $9,115,975
                                                                 ----------  ----------
                                                                 ----------  ----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                     August 31,
                                                              ----------------------------
                                                                1999              1998
                                                              -------------    -----------
                                                                     (In thousands)
Revenues......................................................$3,586,806         $3,417,183

Operating Expenses:
     Salaries and employee benefits........................... 1,609,060          1,540,761
     Rentals and landing fees.................................   346,742            313,422
     Maintenance and repairs..................................   238,281            228,739
     Depreciation and amortization............................   242,077            220,200
     Fuel.....................................................   180,821            146,578
     Other....................................................   760,882            748,411
                                                              ----------         ----------

                                                               3,377,863          3,198,111
                                                              ----------         ----------

Operating Income..............................................   208,943            219,072

Other Income (Expense):

     Interest, net............................................   (19,024)           (21,952)
     Other, net...............................................    (1,149)            (4,438)
                                                              ----------         ----------

                                                                 (20,173)           (26,390)
                                                              ----------         ----------

Income Before Income Taxes....................................   188,770            192,682

Provision for Income Taxes....................................    74,564             79,963
                                                              ----------         ----------

Net Income....................................................$  114,206         $  112,719
                                                              ----------         ----------
                                                              ----------         ----------



See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                     August 31,
                                                              ----------------------------
                                                                1999              1998
                                                              -------------    -----------
                                                                     (In thousands)

Net Cash Provided by Operating Activities.....................$ 206,385     $ 322,119

Investing Activities:
     Purchases of property and equipment...................... (307,240)     (452,541)
     Proceeds from disposition of property
       and equipment:
         Reimbursements of A300 and MD11 deposits.............   22,377        23,630
         Other dispositions...................................   82,567        44,225
       Other, net.............................................      257            71
                                                              ---------     ---------

Net cash used in investing activities......................... (202,039)     (384,615)

Financing Activities:
     Principal payments on debt...............................  (12,500)       (6,000)
     Borrowings from parent company...........................   18,289        78,178
                                                              ---------     ---------

Net cash provided by financing activities.....................    5,789        72,178
                                                              ---------     ---------

Net increase in cash and cash equivalents.....................   10,135         9,682
Cash and cash equivalents at beginning of period..............   88,238       104,606
                                                              ---------     ---------

Cash and cash equivalents at end of period....................$  98,373     $ 114,288
                                                              ---------     ---------
                                                              ---------     ---------

Cash payments for:

     Interest (net of capitalized interest)...................$  18,199     $  13,727
                                                              ---------     ---------
                                                              ---------     ---------

     Income taxes.............................................$  12,943     $  18,653
                                                              ---------     ---------
                                                              ---------     ---------

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)................$  11,670     $  10,446
     Fair value of assets acquired under
       exchange agreements....................................    9,674         6,690
                                                               ---------    ---------
     Fair value of assets surrendered in excess
       of assets acquired.....................................$   1,996     $   3,756
                                                              ---------     ---------
                                                              ---------     ---------


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of August 31, 1999 and the consolidated results of its operations and cash flows for the three-month periods ended August 31, 1999 and 1998. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

       Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. The foreign currency translation adjustments were income of $1,205,000, net of taxes of $154,000, and loss of $13,445,000, net of tax benefit of $3,376,000, for the three months ended August 31, 1999 and 1998, respectively. Total comprehensive income, net of taxes, for the respective periods was $115,411,000 and $99,274,000.

       On May 31, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for reporting information about operating segments. The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2)    COMMITMENTS

       As of August 31, 1999, the Company's purchase commitments for the remainder of 2000 and annually thereafter under various contracts are as follows (in thousands):

                                               Aircraft-
                            Aircraft        Related(1)      Other(2)        Total
                            ---------       ----------     ---------       ---------
       2000(remainder)      $199,300         $259,700       $366,000       $825,000
       2001                  311,700          311,100         60,600        683,400
       2002                  315,200          359,300          8,500        683,000
       2003                  378,100          331,800              -        709,900
       2004                  200,800          142,300              -        343,100

(1)   Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)   Vehicles, facilities, computers and other equipment.

       The Company is committed to purchase one A310, two A300s, 30 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $6,217,000 have been made toward these purchases.

       The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft (41 of which had been received as of August 31, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring the Company to purchase up to 24 additional DC10s along with additional aircraft engines and equipment.

       During the three-month period ended August 31, 1999, the Company acquired three A300s and one MD11 under operating leases. These aircraft were included as purchase commitments as of May 31, 1999. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

       Lease commitments added since May 31, 1999 for the three A300s and one MD11 are as follows (in thousands):


                     2000                  $ 13,800
                     2001                    21,800
                     2002                    21,700
                     2003                    22,100
                     2004                    23,700
                     Thereafter             490,100

(3)  LEGAL PROCEEDINGS

       There are two separate class-action lawsuits against the Company generally alleging that the Company has breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits allege that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the excise tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs seek certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama. On October 6, 1999, the Greene County Circuit Court dismissed all claims against the Company by entering summary judgment. The plaintiffs have 42 days from the date of this judgment to appeal to the Alabama Supreme Court.

       The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on the Company's motion on October 7, 1997. The Court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. The plaintiffs have until October 18, 1999 to seek permission to appeal to the highest New York appellate court. If the plaintiffs either fail to seek appeal before October 18, 1999 or if the court refuses permission to appeal as of such date, the dismissal of this case will become final.

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

(4)    RELATED PARTY TRANSACTIONS

       As of August 31, 1999, the Company had a receivable balance due from its parent, FDX Corporation, of $64,060,000. Included in the receivable amount is an intercompany operating receivable of $1,088,000 included in Current Assets and $63,100,000 included in Other Assets. The net amount due from FDX Corporation as of May 31, 1999 was $18,541,000. This amount comprises an intercompany operating payable of $62,720,000 included in Current Liabilities and $81,300,000 included in Other Assets. The long-term amounts primarily represent the net activity from participation in FDX Corporation's consolidated cash management program.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS

       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1999 and 1998, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of August 31, 1999 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation and subsidiaries as of May 31, 1999 and the related consolidated statements of income, changes in owner's equity and comprehensive income and cash flows for the year then ended. In our report dated June 29, 1999, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ Arthur Andersen LLP

Memphis, Tennessee
September 15, 1999

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Current quarter results reflect higher fuel prices and lower than expected volume growth in the U.S. domestic markets. Increased fuel costs negatively affected first quarter operating income by $26 million compared to the prior year. Strong package volume growth in certain international markets contributed positively to the quarter's earnings.

     Higher fuel costs and recent trends in domestic and international package volume growth are expected to continue for the remainder of 2000. If fuel costs continue at projected levels, operating income for the year could be negatively impacted by more than $150 million compared to the prior year. Stronger cost controls to restrain short-term spending combined with productivity enhancements have been implemented in light of lower volume growth. Certain capital spending projects are being delayed; however, the Company plans to continue to make strategic capital investments in support of its long-term growth goals.

     Actual results for the remainder of 2000 may vary depending upon many factors such as economic growth rates, rates of volume growth in the U.S. domestic markets, the actions of competitors, the spot price of aviation fuel (which has continued to increase in the early part of the Company's second quarter), the extent to which the Company enters into contracts designed to limit its exposure to fluctuations in jet fuel prices, and the amount and timing of temporary fuel surcharges or other pricing actions, if any.

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three months ended August 31:


                                                                                  Percent
                                                    1999             1998         Change
                                                    ----             ----         ------
Revenues:
   Package:
       U.S. overnight                             $1,832           $1,779          + 3
       U.S. deferred                                 559              544          + 3
       International Priority (IP)                   819              725          +13
                                                   -----            -----
           Total package revenue                   3,210            3,048          + 5

Freight:
       U.S.                                          130              100          +30
       International                                 127              134          - 5
                                                  ------           ------
           Total freight revenue                     257              234          +10
Other                                                120              135          -12
                                                  ------           ------
           Total revenues                         $3,587           $3,417          + 5
                                                  ======           ======


Operating income                                  $  209           $  219          - 5
                                                  ======           ======


Package statistics:
   Average daily packages:
       U.S. overnight                              1,953            1,880          + 4
       U.S. deferred                                 839              835          + 1
       IP                                            297              265          +12
                                                  ------           ------
           Composite                               3,089            2,980          + 4

   Revenue per package (yield):
       U.S. overnight                            $ 14.44          $ 14.33          + 1
       U.S. deferred                               10.25             9.88          + 4
       IP                                          42.42            41.45          + 2
           Composite                               15.99            15.50          + 3

Freight statistics:
   Average daily pounds:
       U.S.                                        4,555            3,930          +16
       International                               2,505            2,620          - 4
                                                 -------          -------
           Composite                               7,060            6,550          + 8


   Revenue per pound (yield):
       U.S.                                      $   .44          $   .39          +13
       International                                 .78              .77          + 1
           Composite                                 .56              .54          + 4

Revenues

       Package revenue increased as the Company experienced increases in both package volume and revenue per package (yield) in the current quarter. The most significant increase in revenues was in the higher-yielding IP services, which experienced significant growth, particularly in Asia, and an improved growth rate in U.S. outbound shipments. U.S. deferred package volume was consistent with prior year first quarter levels, due, in part, to management actions to restrict growth of these lower-yielding services. List price increases, including an average 2.8% domestic rate increase in March 1999, and other yield management actions also contributed to the higher yields in the current quarter. Management expects these trends in package volume and yield to continue throughout 2000. Actual results, however, may vary depending on a number of factors, including the impact of competitive pricing changes, customer responses to yield-management initiatives, changing customer demand patterns, actions by the Company's competitors, regulatory conditions for aviation rights and economic conditions.

      Total freight revenue also increased in the current quarter, due to higher average daily pounds and yields in the U. S. freight market. International freight revenue continued to decline in line with management's expectations.

       Other revenue included sales of engine noise reduction kits, charter services, Canadian domestic revenue, logistics services and other.

Operating Income

       Operating income declined due to higher fuel costs and lower than expected growth in U.S. package services. Aircraft fuel expenses increased 26% over the prior year quarter. Average cost per gallon increased 20% and gallons consumed increased 5%. From time to time, the Company may enter into contracts designed to limit its exposure to fuel price fluctuations, the timing and magnitude of which may vary due to availability and pricing of such contracts. No such contracts were in place in either the current or prior year's first quarter. If the current trends continue, the Company may also take other actions related to fuel costs, including, but not limited to, implementing temporary fuel surcharges or other pricing actions.

       Rentals and landing fees increased due to an increase in aircraft and facilities leases entered into due to planned volume growth. Aircraft lease expense rose 15% over the prior year quarter. As of August 31, 1999, the Company had 100 wide-bodied aircraft under operating lease compared with 89 as of August 31, 1998. Management expects year-over-year increases in lease expense to continue if the Company enters into additional aircraft rental agreements during 2000 and thereafter.

       Maintenance and repairs increased 4% in the first quarter compared to the prior year period. Given the Company's increasing fleet size, aging fleet and variety of aircraft types, management believes that maintenance and repairs expense for the remainder of 2000 will increase at a rate higher than that experienced in the first quarter. In part, this higher expense will likely be attributed to scheduled maintenance and repairs expense and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       Salaries and employee benefits increased only 4% in the first quarter as higher costs in connection with the agreement with the Fedex Pilots Association were offset by improved productivity and lower provisions for variable compensation.

       Contributions from the sales of engine noise reduction kits declined $14 million year over year. Management expects similar declines for each of the remaining quarters of the year.

Other Income and Expense and Income Taxes

       Net interest expense declined from the prior year, primarily due to lower debt levels. The effective tax rate for the first quarter was 39.5% compared to 41.5% in the prior year, reflecting stronger results from international operations.

FINANCIAL CONDITION

Liquidity

       Cash and cash equivalents totaled $98 million at August 31, 1999. Management believes that cash flow from operations, FDX Corporation's commercial paper program and the revolving bank credit facility will adequately meet the Company's working capital needs for the foreseeable future.

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

       Capital expenditures for the first three months of 2000 totaled $307 million and included aircraft, aircraft modifications, vehicles and ground support equipment, facilities and customer automation and computer equipment. In comparison, 1999 expenditures included one MD11, aircraft modifications, customer automation and computer equipment and vehicles and ground support equipment. For information on the Company's purchase commitments, see Note 2 of Notes to Consolidated Condensed Financial Statements.

     Management believes that the capital resources available to the Company provide flexibility to access the most efficient markets for financing its capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

Market Risk Sensitive Instruments and Positions

       There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 1999.

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

YEAR 2000 COMPLIANCE

Introduction

       The Company relies heavily on sophisticated information technology ("IT") for its business operations. For example, the Company maintains electronic connections with approximately two million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues are, therefore, broad and complex. The FedEx Y2K Project Office, which was established in 1996, coordinates and supports the Company's Y2K compliance effort.

       The Company's Y2K compliance efforts are focused on business-critical items. Hardware, software, systems, technologies and applications are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers.

State of Readiness

       Generally, the Company believes that its Y2K compliance effort is substantially on schedule.

IT Systems

       The Company's compliance effort for all business-critical infrastructure and applications software (collectively, "IT Systems") is substantially complete. The Company has inventoried all IT Systems. Assessment/design (researching the compliance status and determining the impact of, and renovation requirements for, the IT Systems), renovation (making IT Systems compliant), testing (validating compliance), certification (independent internal verification that appropriate testing process has occurred) of application software, and certification of operating system software and program product software (collectively, "infrastructure") are all substantially complete. Contingency plans will be in place to help mitigate any negative impact of applications, particularly those systems that are dependant on governmental or vendor interfaces, that are ultimately determined to be non-compliant.

Non-IT Systems

       The Company's Y2K program relating to business-critical purchased hardware and software, customized software applications, facilities/equipment and other embedded chip systems (collectively, "Non-IT Systems") is substantially complete.

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

Y2K Interfaces with Third Parties

       The Company is making a concerted effort to understand the Y2K status of third parties (including, among others, domestic and international government agencies, customs bureaus, U.S. and international airports and air traffic control systems, customers, independent contractors, vendors and suppliers) whose Y2K standing could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. The Company's is actively encouraging Y2K compliance on the part of third parties and is developing contingency plans in the event of their Y2K non-compliance.

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

Costs to Address Y2K Compliance

       Since 1996, the Company has incurred approximately $87 million on Y2K compliance ($6 million in the first quarter of 2000), which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and currently expects that it will incur additional total costs of approximately $19 million, including depreciation of $8 million. Remaining Y2K expenditures will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

       The Company's Y2K compliance effort is being funded entirely by internal cash flows. For the fiscal year ending May 31, 2000, Y2K expenditures are expected to be less than 10% of the Company's total IT expense budget. Although there are opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects have been deferred due to this work.

Contingency Planning and Risks

       The Company's key contingency plans were completed by January 31, 1999. These plans address the activities to be performed in preparation for and during a Y2K-related failure that could have an immediate and significant impact on normal operations. A Y2K-related failure could include, but is not limited to, power outages, system or equipment failures, erroneous data, loss of communications and failure of a supplier or vendor. The contingency plans include, among other things, items such as pre-arranging alternative operating locations, replacing non-Y2K compliant suppliers and vendors, using back-up systems equipment and stockpiling additional inventory and supplies. They also outline alternative procedures, including manual ones, that can be performed in order to carry out mission-critical functions and trouble-shooting procedures the IT organization can follow to bring internal systems and equipment back into operation after a Y2K-related failure. The plans also establish procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. The Company has created a Y2K contingency command and control center that will link to its other operations command and control centers. Key personnel will be on call beginning November 1999 and on site by December 31, 1999.

       Other contingency plans, including those covering vendor and supplier issues are substantially complete. These plans are in place to minimize Y2K-related risks that a vendor and supplier might pose if they are behind in their own Y2K efforts. Testing activities, including structured walk-throughs, mock drills and simulations are underway and are planned for completion by October 31, 1999. Although the cost of developing contingency plans is included in the total project costs described above, the cost of implementing any necessary contingency plans is not known at this time.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 3  Legal Proceedings in Part I is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       Exhibit

       Number         Description of Exhibit
       ------         -----------------------

       12.1           Computation of Ratio of Earnings to Fixed Charges.

       15.1           Letter re Unaudited Interim Financial Statements.

       27             Financial Data Schedule (electronic filing only).

(b)    Reports on Form 8-K.

       No Current Reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FEDERAL EXPRESS CORPORATION
                                                      (Registrant)


Date:         October 13, 1999                 /S/ MICHAEL W. HILLARD
                                     ------------------------------------------
                                     MICHAEL W. HILLARD
                                     VICE PRESIDENT & CONTROLLER
                                     (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
--------         ----------------------
12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).