Form 10-Q
period 1999-11-30
FEDERAL EXPRESS CORP
filed 2000-01-14
CIK 230211

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1999, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of December 31, 1999 was 1,000. The Registrant is a wholly-owned subsidiary of FDX Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).


===============================================================================

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
Condensed Consolidated Balance Sheets
     November 30, 1999 and May 31, 1999...................................................................      3-4

Condensed Consolidated Statements of Income
     Three and Six Months Ended November 30, 1999 and 1998................................................        5

Condensed Consolidated Statements of Cash Flows
     Six Months Ended November 30, 1999 and 1998..........................................................        6

Notes to Condensed Consolidated Financial Statements......................................................     7-10

Review of Condensed Consolidated Financial Statements
     by Independent Public Accountants....................................................................       11

Report of Independent Public Accountants..................................................................       12

Management's Discussion and Analysis of Results of Operations
     and Financial Condition..............................................................................    13-19

                           PART II. OTHER INFORMATION

Legal Proceedings.........................................................................................       20

Exhibits and Reports on Form 8-K..........................................................................       20


EXHIBIT INDEX.............................................................................................      E-1


                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
------

                                                                                        November 30,
                                                                                           1999            May 31,
                                                                                        (Unaudited)         1999
                                                                                        -----------     -----------
                                                                                             (In thousands)
Current Assets:
     Cash and cash equivalents.....................................................     $    87,298     $    88,238
     Receivables, less allowances of
       $57,384,000 and $45,432,000 ................................................       1,984,921       1,840,613
     Spare parts, supplies and fuel ...............................................         258,329         272,614
     Deferred income taxes ........................................................         251,312         220,709
     Prepaid expenses and other ...................................................          75,559          56,241
                                                                                        -----------     -----------

         Total current assets .....................................................       2,657,419       2,478,415


Property and Equipment, at Cost ...................................................      12,846,541      12,197,086
     Less accumulated depreciation and amortization ...............................       6,851,740       6,454,579
                                                                                        -----------     -----------

         Net property and equipment ...............................................       5,994,801       5,742,507


Other Assets:

     Goodwill .....................................................................         333,580         339,425
     Other ........................................................................         556,129         555,628
                                                                                        -----------     -----------

         Total other assets .......................................................         889,709         895,053
                                                                                        -----------     -----------

                                                                                        $ 9,541,929     $ 9,115,975
                                                                                        ===========     ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY
------------------------------

                                                           November 30,
                                                               1999            May 31,
                                                           (Unaudited)          1999
                                                           -----------      -----------
                                                                  (In thousands)
Current Liabilities:
     Current portion of long-term debt ...............     $     7,436      $    14,938
     Accrued salaries and employee benefits ..........         614,360          615,247
     Accounts payable ................................         989,209          983,350
     Accrued expenses ................................         782,503          692,599
     Due to parent company ...........................              --           62,720
                                                           -----------      -----------

         Total current liabilities ...................       2,393,508        2,368,854

Long-Term Debt, Less Current Portion .................       1,154,281        1,159,126

Deferred Income Taxes ................................         215,958          221,509

Other Liabilities ....................................       1,677,765        1,502,481

Commitments and Contingencies (Notes 3 and 4)

Owner's Equity:
     Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding              --               --
     Additional paid-in capital ......................         894,718          894,718
     Retained earnings ...............................       3,227,807        2,995,076
     Accumulated other comprehensive income ..........         (22,108)         (25,789)
                                                           -----------      -----------

         Total owner's equity ........................       4,100,417        3,864,005
                                                           -----------      -----------

                                                           $ 9,541,929      $ 9,115,975
                                                           ===========      ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three Months Ended                Six Months Ended
                                                                 November 30,                    November 30,
                                                        ----------------------------     ----------------------------
                                                            1999            1998             1999            1998
                                                        -----------     -----------      -----------      -----------
                                                                               (In thousands)

Revenues ..........................................     $3,736,027      $ 3,482,236      $ 7,322,833      $ 6,899,419

Operating Expenses:
     Salaries and employee benefits ...............      1,639,851        1,541,743        3,248,911        3,082,504
     Rentals and landing fees .....................        364,831          328,096          711,573          641,518
     Maintenance and repairs ......................        258,204          218,093          496,485          446,832
     Depreciation and amortization ................        245,124          221,688          487,201          441,888
     Fuel .........................................        217,328          150,855          398,149          297,433
     Other ........................................        799,473          770,822        1,560,355        1,519,233
                                                        ----------      -----------      -----------      -----------

                                                         3,524,811        3,231,297        6,902,674        6,429,408
                                                        ----------      -----------      -----------      -----------


Operating Income ..................................        211,216          250,939          420,159          470,011

Other Income (Expense):
     Interest, net ................................        (19,525)         (20,897)         (38,549)         (42,849)
     Other, net ...................................          4,218           (1,729)           3,069           (6,167)
                                                        ----------      -----------      -----------      -----------

                                                           (15,307)         (22,626)         (35,480)         (49,016)
                                                        ----------      -----------      -----------      -----------

Income Before Income Taxes ........................        195,909          228,313          384,679          420,995

Provision for Income Taxes ........................         77,384           94,750          151,948          174,713
                                                        ----------      -----------      -----------      -----------

Net Income........................................      $  118,525      $   133,563      $   232,731      $   246,282
                                                        ==========      ===========      ===========      ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                               November 30,
                                                        ------------------------
                                                           1999           1998
                                                        ---------      ---------
                                                             (In thousands)

Net Cash Provided by Operating Activities .........     $ 531,341      $ 799,202

Investing Activities:
     Purchases of property and equipment ..........      (706,584)      (864,283)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions ..............            --         80,995
         Reimbursements of A300 and MD11 deposits .        24,377         25,130
         Other dispositions .......................       139,647        140,878
     Other, net ...................................           408           (692)
                                                        ---------      ---------

Net cash used in investing activities .............      (542,152)      (617,972)

Financing Activities:
     Principal payments on debt ...................       (12,500)      (167,668)
     Net receipts from (payments to) parent company        22,371        (21,205)
                                                        ---------      ---------

Net cash provided by (used in) financing activities         9,871       (188,873)
                                                        ---------      ---------

Net decrease in cash and cash equivalents .........          (940)        (7,643)
Cash and cash equivalents at beginning of period ..        88,238        104,606
                                                        ---------      ---------

Cash and cash equivalents at end of period ........     $  87,298      $  96,963
                                                        =========      =========

Cash payments for:
     Interest (net of capitalized interest) .......     $  40,841      $  47,561
                                                        =========      =========
     Income taxes .................................     $ 150,948      $ 127,322
                                                        =========      =========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines) ....     $  19,450      $  26,006
     Fair value of assets acquired under
       exchange agreements ........................        18,903         14,300
                                                        ---------      ---------
     Fair value of assets surrendered in
       excess of assets acquired ..................     $     547      $  11,706
                                                        =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements of Federal Express Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of November 30, 1999 and the consolidated results of its operations for the three and six-month periods ended November 30, 1999 and 1998, and its consolidated cash flows for the six-month periods ended November 30, 1999 and 1998. Operating results for the three and six-month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

     On May 31, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for reporting information about operating segments. The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and is now effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company. Management has not yet completed its estimate of the effect of adoption of this Statement.

     FDX Corporation, the Company's parent, has entered into contracts on behalf of the Company which are designed to limit the Company's exposure to fluctuations in jet fuel prices. Under these contracts, FDX Corporation makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expenses. As of early January 2000, contracts in place to fix the price of jet fuel cover a small percentage of the estimated gallons of usage for the third quarter of 2000 and approximately 40 percent of the estimated usage for the fourth quarter of 2000. Through early January 2000, contracts covering 2001 fix the price of approximately one-third of the estimated requirements for jet fuel.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(2)  COMPREHENSIVE INCOME

     The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income (in thousands):

                                       Three Months Ended             Six Months Ended
                                           November 30,                  November 30,
                                    ------------------------      ------------------------
                                       1999          1998            1999           1998
                                    ---------      ---------      ---------      ---------
Net income ....................     $ 118,525      $ 133,563      $ 232,731      $ 246,282
Other comprehensive income:
   Foreign currency translation
     adjustments ..............         3,053         22,236          4,413          5,415
   Tax effect .................          (577)        (3,284)          (732)            92
                                    ---------      ---------      ---------      ---------
     Net of tax ...............         2,476         18,952          3,681          5,507
                                    ---------      ---------      ---------      ---------

       Comprehensive income ...     $ 121,001      $ 152,515      $ 236,412      $ 251,789
                                    =========      =========      =========      =========


(3)  COMMITMENTS

     As of November 30, 1999, the Company's purchase commitments for the remainder of 2000 and annually thereafter under various contracts are as follows (in thousands):

                                        Aircraft-
                           Aircraft     Related(1)   Other(2)       Total
                           --------     --------     --------     --------
    2000 (remainder)       $ 11,500     $158,500     $204,400     $374,400
    2001                    245,800      324,200       77,700      647,700
    2002                    242,800      337,500       11,400      591,700
    2003                    439,600      461,300        7,600      908,500
    2004                    235,200      188,500        7,600      431,300


(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase three DC10s, 30 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $5,717,000 have been made toward these purchases.

     The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft (44 of which had been received as of November 30, 1999), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 22 additional DC10s along with additional aircraft engines and equipment.

     During the six-month period ended November 30, 1999, the Company acquired five A300s and one MD11 under operating leases. These aircraft were included as purchase commitments as of May 31, 1999. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

     Lease commitments added since May 31, 1999 for the five A300s and one MD11 are as follows (in thousands):

                  2000                  $ 17,700
                  2001                    33,800
                  2002                    32,500
                  2003                    32,900
                  2004                    34,600
                  Thereafter             740,400


(4)  LEGAL PROCEEDINGS

     There were two separate class-action lawsuits against the Company generally alleging that the Company breached its contract with the plaintiffs in transporting packages shipped by them. These lawsuits alleged that the Company continued to collect a 6.25% federal excise tax on the transportation of property shipped by air after the excise tax expired on December 31, 1995, until it was reinstated in August 1996. The plaintiffs sought certification as a class action, damages, an injunction to enjoin the Company from continuing to collect the excise tax referred to above, and an award of attorneys' fees and costs. One case was filed in Circuit Court of Greene County, Alabama. On October 6, 1999, the Greene County Circuit Court dismissed all claims against the Company by entering summary judgment. Time for appeal has expired and this decision is final.

     The other case, which was filed in the Supreme Court of New York, New York County, and contained allegations and requests for relief substantially similar to the Alabama case, was dismissed with prejudice on the Company's motion on October 7, 1997. The court found that there was no breach of contract and that the other causes of action were preempted by federal law. The plaintiffs appealed the dismissal. This case originally alleged that the Company continued to collect the excise tax on the transportation of property shipped by air after the tax expired on December 31, 1996. The New York complaint was later amended to cover the first expiration period of the tax (December 31, 1995 through August 27, 1996) covered in the original Alabama complaint. The dismissal was affirmed by the appellate court on March 2, 1999. On December 20, 1999, the highest appellate court in New York denied the plaintiffs' request to appeal the dismissal of the excise tax class action. The plaintiffs may ask for re-argument within thirty days, but the Company believes it is very unlikely any such request would be granted.

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

     In the opinion of management, the aggregate liability, if any, with respect to the above mentioned suits and any other claims arising in the normal course of business will not materially adversely affect the financial position or results of operations of the Company.

(5)  RELATED PARTY TRANSACTIONS

     As of November 30, 1999, the Company had a receivable balance due from its parent, FDX Corporation, of $85,308,000. Included in the receivable amount is an intercompany operating receivable of $26,418,000 included in Current Assets and $58,890,000 included in Other Assets. The net amount due from FDX Corporation as of May 31, 1999 was $18,541,000. This amount comprises an intercompany operating payable of $62,720,000 included in Current Liabilities and $81,300,000 included in Other Assets. The long-term amounts primarily represent the net activity from participation in FDX Corporation's consolidated cash management program.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS

       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 1999, and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1999 and 1998, included herein, as indicated in their report thereon included on page 12.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation and subsidiaries as of November 30, 1999 and the related condensed consolidated statements of income for the three and six-month periods ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                                         /s/ Arthur Andersen LLP
                                         -----------------------
                                         Arthur Andersen LLP


Memphis, Tennessee
December 15, 1999

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     Operating results for the second quarter ended November 30, 1999 continue to reflect higher fuel prices and lower than expected volume growth in U.S. domestic markets. Strong package volume growth in certain international markets contributed positively to earnings for the second quarter and year-to-date periods. Higher fuel costs and recent trends in domestic and international package volume growth are expected to continue for the remainder of 2000.

     Cost controls to restrain short-term spending combined with productivity enhancements have been implemented in light of lower volume growth. Also, the Company's sales force is being realigned to include a greater emphasis on small and medium-sized customers and to target growth in higher-yielding packages. Management believes these changes in tandem with other actions currently under consideration will improve the long-term growth of the Company's share of the express package market, which has eroded slightly in the current fiscal year. Certain capital spending projects are also being delayed; however, the Company plans to continue to make strategic capital investments in support of its long-term growth goals.

     Increased fuel prices negatively affected second quarter operating income by $54 million and year-to-date operating income by $80 million compared to the comparable periods in the prior year. In order to offset most of the effects of substantially higher fuel costs during the second half of the fiscal year, the Company announced on December 30, 1999 that it would impose a fuel surcharge of 3% on most U.S. domestic and international services effective February 1, 2000. The surcharge will apply to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. FDX Corporation has also entered into contracts designed to limit the Company's exposure to further increases in fuel prices.

     Actual results for the remainder of 2000 may vary depending upon many factors such as economic growth rates, rates of volume growth in the U.S. domestic markets, the actions of competitors, the spot prices of aviation and diesel fuel (which have continued to increase in the early part of the Company's third quarter), the extent to which the Company enters into contracts designed to limit its exposure to fluctuations in jet fuel prices, the amount and duration of the fuel surcharge and any other pricing actions and the impact those actions may have on demand for the Company's services.

     The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

-----------------------------------------------------------------------------------------------------
                                      Three Months Ended    Percent      Six Months Ended     Percent
                                        1999       1998     Change       1999       1998      Change
                                       ------     ------     ------     ------     ------     ------
Revenues:
   Package:
       U.S. overnight                  $1,844     $1,777     + 4        $3,677     $3,556     + 3
       U.S. deferred                      588        558     + 5         1,147      1,102     + 4
       International Priority (IP)        881        762     +15         1,699      1,487     +14
                                       ------     ------                ------     ------
           Total package revenue        3,313      3,097     + 7         6,523      6,145     + 6

Freight:
       U.S                                144        107     +35           274        207     +32
       International                      127        139     - 9           253        272     - 7
                                       ------     ------                ------     ------
           Total freight revenue          271        246     +10           527        479     +10

Other                                     152        139     +10           273        275      --
                                       ------     ------                ------     ------
           Total revenues              $3,736     $3,482     + 7        $7,323     $6,899     + 6
                                       ======     ======                ======     ======


Operating income                       $  211     $  251     -16        $  420     $  470     -11
                                       ======     ======                ======     ======


Package statistics:
   Average daily packages:
       U.S. overnight                   2,011      1,954     + 3         1,981      1,916     + 4
       U.S. deferred                      913        895     + 2           876        864     + 1
       IP                                 323        285     +13           310        275     +13
                                       ------     ------                ------     ------
           Composite                    3,247      3,134     + 4         3,167      3,055     + 4

     Revenue per package (yield):
       U.S. overnight                  $14.56     $14.44     + 1        $14.50     $14.38     + 1
       U.S. deferred                    10.22       9.89     + 3         10.24       9.89     + 4
       IP                               43.31      42.45     + 2         42.88      41.96     + 2
           Composite                    16.20      15.69     + 3         16.09      15.59     + 3

Freight statistics:
     Average daily pounds:
       U.S                              5,072      4,480     +13         4,810      4,199     +15
       International                    2,574      2,719     - 5         2,539      2,669     - 5
                                       ------     ------                ------     ------
           Composite                    7,646      7,199     + 6         7,349      6,868     + 7

     Revenue per pound (yield):
       U.S                             $  .45     $  .38     +18        $  .45     $  .38     +18
       International                      .78        .81     - 4           .78        .79     - 1
           Composite                      .56        .54     + 4           .56        .54     + 4
=====================================================================================================


Revenues

     While total revenue increased by 7% in the second quarter and 6% for the first half of the year, growth rates in U.S. domestic overnight package volume continued to lag behind the levels that management expected. However, strong revenue growth in high-yielding IP services, especially in Asia and Europe, continued in the second quarter and is expected to remain at current levels for the remainder of the fiscal year. U.S deferred package revenue growth was near management expectations for the quarter and the year-to-date periods as management continues to restrict the growth of these lower-yielding services. List price increases, including an average 2.8% domestic rate increase in March 1999 and the Company's ongoing yield-management program also contributed to the slight increase in yields in the current quarter. In order to stimulate U.S. domestic revenue growth in higher-yielding package products, FedEx is realigning its sales force. The changes will include a greater emphasis on small and medium-sized customers and modifications to the sales incentive program to target higher-yielding packages. Actual results, however, may vary depending on a number of factors, including the impact of competitive pricing changes, customer responses to yield-management initiatives and the fuel surcharge, changing customer demand patterns, actions by the Company's competitors, regulatory conditions for aviation rights and economic conditions.

     Total freight revenue also continued to increase in the current quarter and for the year-to-date period due to higher average daily pounds and yields in U.S. freight, offset by declines in international freight pounds and yields.

     Other revenue included charter services, sales of engine noise reduction kits, Canadian domestic revenue, logistics services and other.

Operating Income

     Operating income declined in the second quarter and year-to-date periods due to higher fuel costs and lower than expected growth in U.S. package services. Fuel expenses increased 44% and 34% for the quarter and year-to-date periods, respectively. For the quarter, average cost per gallon for aircraft fuel increased 38% and gallons consumed increased 8%. Year to date, average cost per gallon increased 29% and gallons consumed increased 7%. The Company has entered into contracts designed to limit its exposure to jet fuel price fluctuations. As of early January 2000, contracts in place to fix the price of jet fuel cover a small percentage of the estimated gallons of usage for the third quarter of 2000 and approximately 40% of the estimated usage for the fourth quarter of 2000. Through early January 2000, contracts covering 2001 fix the price of approximately one-third of the estimated requirements for jet fuel.

     In order to offset most of the effects of substantially higher fuel costs during the second half of the fiscal year, FedEx announced on December 30, 1999 that it would impose a fuel surcharge of 3% on most FedEx
U.S. domestic and international services effective February 1, 2000. The surcharge will apply to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible.

     Also, FedEx continues to execute cost containment and productivity enhancement programs which management believes could reduce anticipated second half 2000 operating expenses by up to $75 million. These cost reductions are expected to be achieved by lowering discretionary spending and limiting staffing additions, but will not affect plans for strategic spending in support of long-term growth goals. The actual impact of the fuel surcharge and management's cost containment plans on operating income will depend on a number of factors such as the impact of competitive pricing changes, customer responses to yield management initiatives, changing customer demand patterns, actions by FedEx's competitors and general economic conditions.

     Rentals and landing fees increased due to an increase in aircraft and facilities leases entered into based on planned volume growth. Aircraft lease expense for the quarter and year-to-date periods rose 16% and 15%, respectively. As of November 30, 1999, the Company had 102 wide-bodied aircraft under operating lease compared with 93 as of November 30, 1998. Management expects year-over-year increases in lease expense to continue if the Company enters into additional aircraft rental agreements during 2000 and thereafter.

     Maintenance and repairs increased 18% in the second quarter and 11% year to date compared to the prior year periods. Given the Company's increasing fleet size and age and variety of aircraft types, management believes that maintenance and repairs expense will continue to increase for the remainder of 2000. In part, this higher expense will likely be attributed to scheduled maintenance and repairs expense and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

     Salaries and employee benefits increased only 6% in the second quarter and 5% for the year-to-date period as higher costs in connection with the agreement with the Fedex Pilots Association that became effective May 31, 1999 were offset by improved productivity and lower provisions for incentive compensation.

     Contributions from the sales of engine noise reduction kits declined $14 million for the quarter and $28 million year-to-date. Management expects similar declines for each of the remaining quarters of the year.

Other Income and Expense and Income Taxes

     Other income and expense decreased in both the second quarter and the year-to-date period, when compared to prior year results, primarily due to lower debt levels and gains on the sales of equipment. The effective tax rate for the second quarter and year-to-date periods was 39.5% compared to 41.5% in the comparable periods in the prior year, reflecting stronger results from international operations.

FINANCIAL CONDITION

Liquidity

     Cash and cash equivalents totaled $87 million at November 30, 1999. Management believes that cash flow from operations, FDX Corporation's commercial paper program and the revolving bank credit facility and other borrowing arrangements will adequately meet the Company's working capital needs for the foreseeable future.

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

     Capital expenditures for the first six months of 2000 totaled $707 million and included aircraft, aircraft modifications, vehicles and ground support equipment, customer automation and computer equipment and facilities. In 1999 expenditures primarily included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. As a result of lower than expected U.S. domestic volume growth, the Company has reduced planned capital expenditures for 2000 by $200 million. For information on the Company's purchase commitments, see Note 3 of Notes to Condensed Consolidated Financial Statements.

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

     Since January 1, 1999, the Company's subsidiaries have been able to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. Based on the work of the Company's euro task forces to date, the Company believes that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

YEAR 2000 COMPLIANCE

Introduction

     The Company relies heavily on sophisticated information technology ("IT") for its business operations. For example, the Company maintains electronic connections with approximately two million customers via its proprietary products and technologies. The Company's Year 2000 ("Y2K") computer compliance issues were, therefore, broad and complex. The Company's Y2K Project Office, which was established in 1996, coordinates and supports the Company's continuing Y2K compliance effort. The Company also used a major international consulting firm to assist in its Y2K program management.

     The Company's Y2K compliance efforts focused on business-critical areas, including its IT systems, non-IT systems and interfaces with third parties. Hardware, software, systems, technologies and applications were considered "business-critical" if a failure either would have had a material adverse impact on the Company's business, financial condition or results of operations or would have involved a safety risk to employees or customers. In the Company's previous filings with the Securities and Exchange Commission on Form 10-Q and 10-K, extensive descriptions and definitions of business-critical items were presented.

State of Readiness

     Nothing has come to the Company's attention which would cause it to believe that its Y2K compliance effort was not successful. While the Company will continue to monitor for Y2K related problems, to date no significant Y2K issues have been encountered.

Costs to Address Y2K Compliance

     Since 1996, the Company has incurred approximately $93 million on Y2K compliance ($11 million in the first half of 2000), which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning, and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and currently expects that it will incur additional total costs of approximately $9 million on Y2K matters, including depreciation of $5 million. Remaining Y2K expenditures will include project management of the corporate contingency effort and the command and control center, further system audit and validation, and project management to ensure compliance of new systems development. The Company classifies costs as Y2K for reporting purposes if they remedy only Y2K risks or result in the formulation of contingency plans and would otherwise be unnecessary in the normal course of business.

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

Contingency Planning and Risks

     The Company's key contingency plans addressed the activities to be performed in preparation for and during a Y2K-related failure that could have an immediate and significant impact on normal operations. Possible failures were identified and contingency plans were formulated. These plans included items such as alternative operating locations, alternative procedures for mission critical functions and procedures for company-wide communications. These are in addition to the Company's operational contingency plans for the pick-up, delivery and movement of packages. The Company created a Y2K contingency command and control center that links to its other operations command and control centers. Key command and control personnel were on site commencing December 31, 1999.

     Other contingency plans, including those covering vendor and supplier issues, continue to be in place to minimize Y2K-related risks that vendors and suppliers might pose if they are behind in their own Y2K efforts.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit
     Number      Description of Exhibit
     ------      ----------------------
     3.1         Third Restated Certificate of Incorporation of Federal
                 Expess Corporation.

     12.1        Computation of Ratio of Earnings to Fixed Charges.

     15.1        Letter re Unaudited Interim Financial Statements.

     27          Financial Data Schedule (electronic filing only).



(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FEDERAL EXPRESS CORPORATION
                                                 (Registrant)

Date:      January 12, 2000                   /s/ MICHAEL W. HILLARD
                                         -------------------------------
                                         MICHAEL W. HILLARD
                                         VICE PRESIDENT & CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
-------          ----------------------
3.1              Third Restated Certificate of Incorporation of Federal
                 Expess Corporation.

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).
