Form 10-Q
period 2000-02-29
FEDERAL EXPRESS CORP
filed 2000-04-13
CIK 230211

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 29, 2000, OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of March 31, 2000 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                         PAGE

Condensed Consolidated Balance Sheets
   February 29, 2000 and May 31, 1999..................................................   3-4

Condensed Consolidated Statements of Income
   Three and Nine Months Ended February 29, 2000
   and February 28, 1999...............................................................     5

Condensed Consolidated Statements of Cash Flows
   Nine Months Ended February 29, 2000
   and February 28, 1999...............................................................     6

Notes to Condensed Consolidated Financial Statements...................................   7-9

Review of Condensed Consolidated Financial Statements
   by Independent Public Accountants...................................................    10

Report of Independent Public Accountants...............................................    11

Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................................. 12-17


                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K.......................................................    18

EXHIBIT INDEX..........................................................................   E-1

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                              February 29,
                                                                                  2000        May 31,
                                                                              (Unaudited)      1999
                                                                              ------------  -----------
                                                                                   (In thousands)
Current Assets:
     Cash and cash equivalents............................................... $    64,213  $    88,238
     Receivables, less allowances of
       $59,114,000 and $45,432,000...........................................   2,039,479    1,840,613
     Spare parts, supplies and fuel..........................................     262,117      272,614
     Deferred income taxes...................................................     242,693      220,709
     Prepaid expenses and other..............................................      78,247       56,241
                                                                              -----------  -----------

         Total current assets................................................   2,686,749    2,478,415

Property and Equipment, at Cost..............................................  13,127,190   12,197,086
     Less accumulated depreciation and amortization..........................   7,070,744    6,454,579
                                                                              -----------  -----------

         Net property and equipment..........................................   6,056,446    5,742,507

Other Assets:
     Goodwill................................................................     330,676      339,425
     Other...................................................................     528,896      555,628
                                                                              -----------  -----------

         Total other assets..................................................     859,572      895,053
                                                                              -----------  -----------

                                                                              $ 9,602,767  $ 9,115,975
                                                                              ===========  ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND OWNER'S EQUITY

                                                                        February 29,
                                                                           2000          May 31,
                                                                        (Unaudited)       1999
                                                                        -----------    ----------
                                                                              (In thousands)
Current Liabilities:
     Current portion of long-term debt.................................. $  101,086    $   14,938
     Accrued salaries and employee benefits.............................    534,580       615,247
     Accounts payable...................................................    925,738       983,350
     Accrued expenses...................................................    749,027       692,599
     Due to parent company..............................................      9,838        62,720
                                                                         ----------    ----------

         Total current liabilities......................................  2,320,269     2,368,854

Long-Term Debt, Less Current Portion....................................  1,060,709     1,159,126

Deferred Income Taxes...................................................    230,859       221,509

Other Liabilities.......................................................  1,814,802     1,502,481

Commitments (Note 4)

Owner's Equity:
     Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding..................         --            --
     Additional paid-in capital.........................................    894,718       894,718
     Retained earnings .................................................  3,307,296     2,995,076
     Accumulated other comprehensive income.............................    (25,886)      (25,789)
                                                                         ----------    ----------

         Total owner's equity...........................................  4,176,128     3,864,005
                                                                         ----------    ----------

                                                                         $9,602,767    $9,115,975
                                                                         ==========    ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended              Nine Months Ended
                                               ----------------------------    ----------------------------
                                               February 29,     February 28,   February 29,    February 28,
                                                  2000             1999           2000             1999
                                               ----------       ----------     -----------     -----------
                                                                      (In thousands)
Revenues...................................... $3,757,833       $3,430,708     $11,080,666     $10,330,127
Operating Expenses:
     Salaries and employee benefits...........  1,685,888        1,546,285       4,934,799       4,628,789
     Rentals and landing fees.................    356,535          343,827       1,068,108         985,345
     Depreciation and amortization............    256,019          233,268         743,220         675,156
     Maintenance and repairs..................    252,726          219,363         749,211         666,195
     Fuel.....................................    247,732          143,664         645,881         441,097
     Other....................................    815,539          849,027       2,375,894       2,368,260
                                               ----------       ----------     -----------     -----------

                                                3,614,439        3,335,434      10,517,113       9,764,842
                                               ----------       ----------     -----------     -----------

Operating Income..............................    143,394           95,274         563,553         565,285

Other Income (Expense):
     Interest, net............................    (20,643)         (21,967)        (59,192)        (64,816)
     Other, net...............................      8,636           (8,063)         11,705         (14,230)
                                               ----------       ----------      ----------     -----------

                                                  (12,007)         (30,030)        (47,487)        (79,046)
                                               ----------       ----------      ----------     -----------

Income Before Income Taxes....................    131,387           65,244         516,066         486,239

Provision for Income Taxes....................     51,898           22,214         203,846         196,927
                                               ----------       ----------     -----------     -----------

Net Income.................................... $   79,489       $   43,030     $   312,220     $   289,312
                                               ==========       ==========     ===========     ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                        --------------------------
                                                                        February 29,   February 28,
                                                                            2000           1999
                                                                        -----------    -----------
                                                                             (In thousands)

Net Cash Provided by Operating Activities.............................. $   646,177    $   950,433

Investing Activities:
     Purchases of property and equipment...............................  (1,021,818)    (1,175,822)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transactions...................................           -         80,995
         Reimbursements of A300 and MD11 deposits......................      24,377         25,130
         Other dispositions............................................     140,916        141,955
     Other, net........................................................      (1,548)         5,088
                                                                        -----------     ----------

Net cash used in investing activities..................................    (858,073)      (922,654)

Financing Activities:
     Principal payments on debt........................................     (12,500)      (167,668)
     Net receipts from parent company..................................     200,371        115,271
                                                                        -----------    -----------

Net cash provided by (used in) financing activities....................     187,871        (52,397)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents..............................     (24,025)       (24,618)
Cash and cash equivalents at beginning of period.......................      88,238        104,606
                                                                        -----------    -----------

Cash and cash equivalents at end of period............................. $    64,213    $    79,988
                                                                        ===========    ===========

Cash payments for:
     Interest (net of capitalized interest)............................ $    59,678    $    65,454
                                                                        ===========    ===========
     Income taxes...................................................... $   223,048    $   247,918
                                                                        ===========    ===========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)......................... $    19,450    $    39,881
     Fair value of assets acquired under
       exchange agreements.............................................      26,190         21,603
                                                                        -----------    -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired................................... $    (6,740)   $    18,278
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

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 29, 2000 and the consolidated results of its operations for the three and nine-month periods ended February 29, 2000 and February 28, 1999, and its consolidated cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999. Operating results for the three and nine-month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

       On May 31, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for reporting information about operating segments. The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

       In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and is now effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company. Management has not yet completed its estimate of the effect of the adoption of this Statement.

       FedEx Corporation, the Company's parent, has entered into contracts on behalf of the Company which are designed to limit the Company's exposure to fluctuations in jet fuel prices. Under these contracts, FedEx Corporation makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. As of early April 2000, contracts in place to fix the price of jet fuel cover approximately half of the estimated usage for the fourth quarter of 2000. Through early April 2000, contracts covering 2001 fix the price of approximately one-third of the estimated requirements for jet fuel.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2)     COMPREHENSIVE INCOME

        The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income (in thousands):

                                                           Three Months Ended            Nine Months Ended
                                                     ----------------------------   ---------------------------
                                                     February 29,    February 28,    February 29,  February 28,
                                                         2000            1999           2000           1999
                                                     ------------    ------------   ------------   ------------

Net income.......................................       $ 79,489        $ 43,030       $312,220      $289,312
Other comprehensive income:
   Foreign currency translation
     adjustments ................................         (3,710)         (5,000)           702           415
   Tax effect....................................            (68)            845           (799)          937
                                                        --------        --------       --------      --------
     Net of tax..................................         (3,778)         (4,155)           (97)        1,352
                                                        --------        --------       --------      --------

       Comprehensive income .....................       $ 75,711        $ 38,875       $312,123      $290,664
                                                        ========        ========       ========      ========

(3)      LONG-TERM DEBT

         Unsecured sinking fund debentures in the amount of $100,000,000 and the related discount are included in current portion of long-term debt, as the Company gave notice to call the bonds on January 25, 2000. The bonds, which were redeemed on March 1, 2000, were originally due through 2020. Interest accrued at the rate of 9.63% through the redemption date. A charge of approximately $6,000,000 representing the premium paid to the holders of the bonds retired and write-off of the related unamortized deferred finance charges and remaining unamortized discount was incurred upon redemption and will be recognized in the Company's fourth quarter. The bond redemption was financed through borrowings from the Company's parent, FedEx Corporation.

(4)    COMMITMENTS

       As of February 29, 2000, the Company's purchase commitments for the remainder of 2000 and annually thereafter under various contracts are as follows (in thousands):

                                              Aircraft-
                              Aircraft        Related(1)          Other(2)            Total
                              --------        ----------          --------          --------
       2000 (remainder)       $ 65,700         $121,000           $133,700          $320,400
       2001                    188,100          326,900            167,300           682,300
       2002                    242,800          375,500             12,500           630,800
       2003                    439,600          463,900              7,600           911,100
       2004                    235,200          450,800              7,600           693,600

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)    Primarily vehicles, facilities, computers and other equipment.

       The Company is committed to purchase three DC10s, 29 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $7,150,000 have been made toward these purchases.

       The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft (48 of which had been received as of February 29, 2000), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx to purchase up to 21 additional DC10s along with additional aircraft engines and equipment.

       During the nine-month period ended February 29, 2000, the Company acquired five A300s and one MD11 under operating leases. These aircraft were included as purchase commitments as of May 31, 1999. At the time of delivery, the Company sold its rights to purchase these aircraft to third parties who reimbursed the Company for its deposits on the aircraft and paid additional consideration. The Company then entered into operating leases with each of the third parties who purchased the aircraft from the manufacturer.

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

(5)      RELATED PARTY TRANSACTIONS

         As of February 29, 2000, the Company had a net balance due to its parent, FedEx Corporation, of $128,948,000. Included in the net payable amount is an intercompany operating payable of $9,838,000 included in Current Liabilities and $119,110,000 included in Other Liabilities. The net amount due from FedEx Corporation as of May 31, 1999 was $18,541,000. This amount comprises an intercompany operating payable of $62,720,000 included in Current Liabilities and $81,300,000 included in Other Assets. The long-term amounts primarily represent the net activity from participation in FedEx Corporation's consolidated cash management program.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS






       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 29, 2000, and the related condensed consolidated statements of income for the three and nine-month periods ended February 29, 2000 and February 28, 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholder of Federal Express Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of February 29, 2000 and the related condensed consolidated statements of income for the three and nine-month periods ended February 29, 2000 and February 28, 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management.

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




Memphis, Tennessee
March 22, 2000

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated Results

       Results for the third quarter ended February 29, 2000 continued to reflect the effects of higher fuel prices, partially offset by strong international growth and the effects of the Company's cost containment initiatives. Increased fuel prices negatively affected third quarter and year-to-date expenses by $102 million and $187 million compared to the comparable periods in the prior year. The third quarter also included two more operating days compared to the prior year. The prior year's third quarter results included $91 million in pre-tax expenses associated with strike contingency planning ($81 million affecting operating income).

       In response to higher fuel costs, the Company implemented a fuel surcharge of 3% on most U.S. domestic and international services effective February 1, 2000. In March 2000, the Company announced that it would increase the current fuel surcharge to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. FedEx Corporation, the Company's parent, has also entered into contracts designed to limit the Company's exposure to the higher year-over-year jet fuel prices. The combination of the surcharge and the hedging program is expected to mitigate the increased year-over-year fuel cost for the fourth quarter.

       Strong package volume growth in certain international markets contributed positively to earnings for the third quarter and year-to-date periods. Cost controls to align short-term spending with current business growth levels combined with productivity enhancements helped offset the effects of lower than expected volume growth in U.S. domestic markets. These trends are expected to continue for the remainder of 2000.

       During the third quarter FedEx Corporation announced a major rebranding and reorganization initiative that management believes will enable the Company to compete better collectively while retaining its current independent operating structure. The new branding strategy extended the FedEx brand name to three of FedEx Corporation's subsidiaries and the holding company. These organizational changes are designed to enhance revenue growth by centralizing the sales, marketing and customer service functions of FedEx Corporation's two largest business segments, effective June 1, 2000.

       Actual results for the remainder of 2000 may vary depending upon many factors such as economic growth rates, rates of volume growth in U.S. domestic markets, the actions of competitors, the spot prices of aviation and diesel fuel, the extent to which the Company enters into additional contracts designed to limit its exposure to fluctuations in jet fuel prices, the duration of the fuel surcharge and any other pricing actions and the impact those actions may have on demand for the Company's services.

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2000 and February 28, 1999:


--------------------------------------------------------------------------------------------------------
                                        Three Months Ended   Percent       Nine Months Ended    Percent
                                        2000        1999     Change        2000        1999     Change
                                        ----        ----     ------        ----        ----     ------
Revenues:
Package:
       U.S. overnight                  $ 1,875     $ 1,752     + 7        $ 5,552     $ 5,308     + 5
       U.S. deferred                       642         584     +10          1,789       1,686     + 6
       International Priority (IP)         887         730     +21          2,586       2,218     +17
                                       -------     -------                -------     -------
           Total package revenue         3,404       3,066     +11          9,927       9,212     + 8

Freight:
       U.S.                                141         108     +30            415         315     +32
       International                       117         129     -10            370         402     - 8
                                       -------     -------                -------     -------
           Total freight revenue           258         237     + 9            785         717     + 9

Other                                       96         128     -24            369         401     - 8
                                       -------     -------                -------     -------
           Total revenues              $ 3,758     $ 3,431     +10        $11,081     $10,330     + 7
                                       =======     =======                =======     =======

Operating income                       $   143     $    95     +51        $   564     $   565       -
                                       =======     =======                =======     =======

Package statistics:
   Average daily packages:
       U.S. overnight                    2,042       1,995     + 2          2,002       1,942     + 3
       U.S. deferred                       991         966     + 3            914         897     + 2
       IP                                  318         279     +14            312         276     +13
                                       -------     -------                -------     -------
           Total packages                3,351       3,240     + 3          3,228       3,115     + 4

     Revenue per package (yield):
       U.S. overnight                  $ 14.35     $ 14.16     + 1        $ 14.45     $ 14.31     + 1
       U.S. deferred                     10.12        9.76     + 4          10.19        9.84     + 4
       IP                                43.60       42.14     + 3          43.12       42.02     + 3
           Package composite             15.87       15.26     + 4          16.02       15.48     + 3

Freight statistics:
     Average daily pounds:
       U.S.                              4,607       4,391     + 5          4,742       4,261     +11
       International                     2,265       2,645     -14          2,448       2,661     - 8
                                       -------     -------                -------     -------
           Total freight                 6,872       7,036     - 2          7,190       6,922     + 4

     Revenue per pound (yield):
       U.S.                            $   .48     $   .40     +20        $   .46     $   .39     +18
       International                       .81         .79     + 3            .79         .79       -
           Freight composite               .59         .54     + 9            .57         .54     + 6

========================================================================================================

Revenues

       Total revenue increased by 10% in the third quarter and 7% for the nine-month period; however, growth in U.S. domestic overnight package volume continued to be lower than long-term growth goals. Strong revenue growth in higher-yielding IP services, especially in Asia and Europe, continued in the third quarter and is expected to stay strong for the remainder of the fiscal year. U.S deferred package revenue growth for the third quarter and year-to-date periods matched anticipated levels as management continues to slow the growth of these lower-yielding services. List price increases, including an average 2.8% domestic rate increase in March 1999, the 3% fuel surcharge implemented in February 2000 and the Company's ongoing yield-management program also contributed to the slight increase in yields in the third quarter. In an effort to stimulate U.S. domestic revenue growth in higher-yielding package products, the Company is realigning its sales force. The changes will include a greater emphasis on small and medium-sized customers and modifications to the sales incentive program to target higher-yielding packages. Management believes that these actions should improve the long-term growth of express packages and improve market share, which has eroded slightly in the current year. Actual results, however, may vary depending on a number of factors, including the effective execution of the sales force realignment, the impact of competitive pricing changes, customer responses to yield-management initiatives and the fuel surcharge, changing customer demand patterns, actions by the Company's competitors, regulatory conditions for aviation rights and general economic conditions.

       Total freight revenue increased in the third quarter and year-to-date periods due to higher average daily pounds and improved yields in U.S. freight, offset by declines in international freight pounds.

       Other revenue included charter services, sales of engine noise reduction kits, Canadian domestic revenue, logistics services and other.

Operating Income

       Operating income for the third quarter and year-to-date periods reflects the impact of higher fuel costs, offset partially by higher growth in international shipments. Slower than expected growth in U.S. package services also negatively impacted operating income during the year-to-date period. The prior year's third quarter included $81 million in strike contingency costs related to contracts for supplemental airlift and ground transportation.

       Fuel expenses increased 72% and 46% for the third quarter and year-to-date periods. For the third quarter, average cost per gallon for aircraft fuel increased 79% and gallons consumed increased 2%. Year to date, average cost per gallon increased 45% and gallons consumed increased 5%. In order to offset most of the effects of substantially higher fuel costs, the Company implemented a fuel surcharge of 3% on most U.S. domestic and international services effective February 1, 2000. In March 2000, the Company announced that it would increase the surcharge to 4%, effective April 1, 2000. The surcharge will apply to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible.

       Additionally, FedEx Corporation has entered into contracts, on behalf of the Company, designed to limit its exposure to jet fuel price fluctuations. These contracts did not materially affect fuel expense during the third quarter. As of early April 2000, contracts in place to fix the price of jet fuel cover approximately 50% of the estimated usage for the fourth quarter of 2000 and approximately one-third of the estimated requirements for jet fuel in 2001.

       In light of lower than expected U.S. domestic package volume growth, the Company continues to execute cost containment and productivity enhancement programs. By lowering discretionary spending and limiting staffing additions, management expects to align controllable costs with current business growth; however, these actions will not affect plans for strategic spending in support of long-term growth goals. The actual impact of the fuel surcharge, the jet fuel price contracts and management's cost containment actions on operating income will depend on a number of factors such as the impact of competitive pricing changes, customer responses to yield-management initiatives, the actual price of jet fuel, changing customer demand patterns, actions by the Company's competitors and general economic conditions.

       Rentals and landing fees increased at a rate higher than revenues for the nine months ended February 29, 2000, due to an increase in aircraft leases entered into based on anticipated needs. Aircraft lease expense for the third quarter and year-to-date period rose 12% and 14%. As of February 29, 2000, the Company had 102 wide-bodied aircraft under operating lease compared with 93 as of February 28, 1999.

       Maintenance and repairs increased 15% in the third quarter and 12% year to date. Given the Company's increasing fleet size and age and variety of aircraft types, management believes that maintenance and repairs expense will continue to increase for the remainder of 2000. In part, this higher expense will likely be attributed to scheduled maintenance and repairs and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

       Salaries and employee benefits increased 9% in the third quarter and 7% for the year-to-date period due to higher costs in connection with the agreement with the Fedex Pilots Association that became effective May 31, 1999 and a slight increase in the number of employees.

       Contributions from the sales of engine noise reduction kits declined $15 million for the quarter and $43 million year to date. Management expects declines for the remainder of the calendar year, after which it expects minimal sales of these kits.

Other Income and Expense and Income Taxes

       Net interest expense decreased in both the third quarter and the year-to-date period compared to prior year due to lower average debt levels. Other, net for the third quarter includes an $11 million gain from the sale of securities held by the Company. The prior year's third quarter included approximately $10 million of non-operating expenses related to the Company's strike contingency plans. The Company's effective tax rate for the third quarter and year-to-date periods was 39.5%. The prior year third quarter effective tax rate of 34% reflected the decrease of the year-to-date tax rate from 41.5% to 40.5%. The year-over-year decline in the effective tax rate is primarily due to stronger results from international operations.

FINANCIAL CONDITION

Liquidity

       Cash and cash equivalents totaled $64 million at February 29, 2000, compared to $88 million at May 31, 1999. Cash flows from operating activities for the nine-month period ended February 29, 2000 totaled $646 million, compared to $950 million for the prior year period.

       On January 25, 2000, the Company gave notice to call $100 million of 9.63% unsecured sinking fund debentures. The bonds, which were originally due through 2020, were redeemed on March 1, 2000. The bond redemption was financed through borrowings from FedEx Corporation.

       Management believes that cash flow from operations, FedEx
Corporation's commercial paper program and revolving bank credit facility and other borrowing arrangements will adequately meet the Company's working capital needs for the foreseeable future.

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

       Capital expenditures for the first nine months of 2000 totaled $1.022 billion and included aircraft, aircraft modifications, vehicles and ground support equipment, customer automation and computer equipment and facilities. In 1999 expenditures primarily included one MD11, aircraft modifications, vehicles and ground support equipment and customer automation and computer equipment. As a result of lower than expected U.S. domestic volume growth, the Company has reduced planned capital expenditures for 2000 by approximately $180 million; however, the Company plans to continue to make strategic capital investments in support of its long-term growth goals. For information on the Company's purchase commitments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

YEAR 2000 COMPLIANCE

       The Company relies heavily on sophisticated information technology ("IT") for its business operations. The Company's Year 2000 ("Y2K") computer compliance issues were, therefore, broad and complex. The Company's Y2K Project Office, which was established in 1996, coordinated and supported the Company's continuing Y2K compliance effort.

       Nothing has come to the Company's attention which would cause it to believe that its Y2K compliance effort was not successful. While the Company will continue to monitor for Y2K-related problems, to date no significant Y2K issues have been encountered. Contingency plans for the Company, including those covering vendor and supplier issues, continue to be in place to minimize Y2K-related risks, if any, including those that vendors and suppliers might pose if they are behind in their own Y2K efforts.

       Since 1996, the Company has incurred approximately $99 million on Y2K compliance ($17 million in the first nine months of 2000), which includes internal and external software/hardware analysis, repair, vendor and supplier assessments, risk mitigation planning and related costs. The Company continues to monitor its total expected costs associated with Y2K compliance efforts, and does not expect to incur any material additional Y2K-related costs. The Company classified costs as Y2K for reporting purposes if they remedied only Y2K risks or resulted in the formulation of contingency plans and would have otherwise been unnecessary in the normal course of business.

       The Company's Y2K compliance effort was funded entirely by internal cash flows. For 2000, Y2K expenditures are expected to be less than 10% of the Company's total Information Technology expense budget. Although there were opportunity costs to the Company's Y2K compliance effort, management believes that no significant information technology projects were deferred due to this work.


                                      * * *


CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE THE COMPANY OPERATES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------

       12.1           Computation of Ratio of Earnings to Fixed Charges.

       15.1           Letter re Unaudited Interim Financial Statements.

       27             Financial Data Schedule (electronic filing only).

(b)    Reports on Form 8-K.

       No Current Reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEDERAL EXPRESS CORPORATION
                                              (Registrant)



Date:         April 12, 2000                  /s/ MICHAEL W. HILLARD
                                        ---------------------------------------
                                        MICHAEL W. HILLARD
                                        VICE PRESIDENT & CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
------           ----------------------

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re Unaudited Interim Financial Statements.

27               Financial Data Schedule (electronic filing only).
