Form 10-K405
period 2000-05-31
FEDERAL EXPRESS CORP
filed 2000-08-15
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2000.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The Registrant is a wholly-owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant's common stock, par value $.10 per share ("Common Stock"). As of July 26, 2000, 1,000 shares of the Registrant's Common Stock were outstanding.

     The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K, and is filing this form with the reduced disclosure format pursuant to General Instruction I(2).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                                 PART I

ITEM 1.     Business................................................................................    4
ITEM 2.     Properties..............................................................................   14
ITEM 3.     Legal Proceedings.......................................................................   18
ITEM 4.     Submission of Matters to a Vote of Security Holders.....................................   18


                                                 PART II

ITEM 5.     Market Price for the Registrant's Common Equity
              and Related Stockholder Matters.......................................................   18
ITEM 6.     Selected Financial Data.................................................................   18
ITEM 7.     Management's Discussion and Analysis of
              Results of Operations and Financial Condition.........................................   19
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk .............................   24
ITEM 8.     Financial Statements and Supplementary Data.............................................   25
ITEM 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................................................   25


                                                 PART III

ITEM 10.    Directors and Executive Officers of the Registrant......................................   25
ITEM 11.    Executive Compensation..................................................................   25
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..........................   25
ITEM 13.    Certain Relationships and Related Transactions..........................................   25


                                                 PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   26

                                        FINANCIAL STATEMENTS INDEX

Report of Independent Public Accountants ...........................................................  F-1
Consolidated Balance Sheets - May 31, 2000 and 1999.................................................  F-2
Consolidated Statements of Income - Years ended May 31, 2000, 1999 and 1998.........................  F-4
Consolidated Statements of Changes in Owners' Equity and
  Comprehensive Income - Years ended May 31, 2000, 1999 and 1998....................................  F-5
Consolidated Statements of Cash Flows - Years ended May 31, 2000, 1999 and 1998.....................  F-6
Notes to Consolidated Financial Statements .........................................................  F-7




                                        FINANCIAL STATEMENT SCHEDULE INDEX

Report of Independent Public Accountants on Financial Statement Schedule............................  S-1
Schedule II - Valuation and Qualifying Accounts.....................................................  S-2


Exhibit Index.......................................................................................  E-1



                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

     Federal Express Corporation ("FedEx Express") invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of documents, packages and freight to 210 countries. FedEx Express is a wholly owned subsidiary of FedEx Corporation ("FedEx"), which was formed in October 1997 to serve as the holding company parent of FedEx Express. FedEx Express offers time-certain delivery in 24 to 48 hours to markets that generate 90 percent of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express's extensive air route authorities and transportation infrastructure, combined with its use of leading-edge information technologies, make FedEx Express the world's largest express-distribution company, providing fast, reliable service for over 3.3 million shipments each business day. FedEx Express employs more than 149,000 employees and has more than 46,000 drop-off locations, 663 aircraft and 49,000 vehicles in its integrated global network.

     FedEx Corporate Services, Inc. ("FedEx Services") was recently formed by FedEx as part of its strategic initiative announced in January 2000 to provide a single point of access to customers for sales, customer service, billing and automation systems. FedEx Services sells and markets the full portfolio of services offered by FedEx Express and other FedEx subsidiaries and provides customer-facing solutions that meet customer needs. FedEx Services was created by combining the marketing and sales groups at FedEx, FedEx Express and FedEx Ground Package System, Inc. ("FedEx Ground"). FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of FedEx's e-commerce groups are also part of FedEx Services. By forming a new subsidiary responsible for sales, marketing, electronic commerce and customer automation systems, we can fully integrate those vital activities to make our services more convenient and consistent. We now speak to the customer with one voice, and provide them with a single access point to our services while allowing the operating companies to execute the delivery of their services at the lowest cost with the highest level of service.

     Except as otherwise indicated, references to years means the fiscal year of FedEx Express ended May 31 of the year referenced.

DELIVERY SERVICES

     DOMESTIC

     FedEx Express offers three U.S. overnight delivery services: FedEx First Overnight-Registered Trademark-, FedEx Priority Overnight-Registered Trademark- and FedEx Standard Overnight-Registered Trademark-. Overnight document and package service extends to virtually the entire United States population. FedEx SameDay-Registered Trademark- service is for urgent shipments up to 70 pounds to virtually any U.S. destination. Packages and documents are either picked up from shippers by FedEx Express couriers or are dropped off by shippers at FedEx Express sorting facilities, FedEx World Service Centers-Registered Trademark-, FedEx-Registered Trademark- Drop Boxes, FedEx ShipSites-Registered Trademark- or FedEx Authorized ShipCenters-Registered Trademark- strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments:
FedEx 2Day-Registered Trademark- and FedEx Express Saver-Registered
Trademark-.

     U.S. overnight and second-day services are backed by money-back guarantees and are primarily used by customers for shipment of time-sensitive documents and goods, including high-value machines and machine parts, computer parts, software and consumer items. FedEx Express handles virtually every shipment from origin to destination.

     FedEx Express also offers express freight services to handle the needs of the time-definite freight market, which is growing at almost twice the rate of the non-time-definite market. FedEx Express offers customers the option of one, two or three business day service backed by two money-back guarantees. Shipments must be 151 lbs. to 2,200 lbs., and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1Day-SM- Freight offers 10:30 a.m. delivery, next-business-day in many areas of the continental United States, including Alaska. FedEx 2Day Freight-Registered Trademark- offers noon delivery in two business days in all 50 states. No advance booking is required. FedEx 3Day-SM- Freight offers 3:00 p.m. delivery within three business days in every state except Alaska and Hawaii. No advance booking is required.

     INTERNATIONAL

     FedEx Express offers various international package and document delivery services and international freight services to 210 countries. These services include: FedEx-Registered Trademark- International Next Flight, FedEx International First-Registered Trademark-, FedEx International Priority-Registered Trademark- ("IP"), FedEx International Economy-Registered Trademark-, FedEx International Priority DirectDistribution-SM-, FedEx International Priority Plus-Registered Trademark-, FedEx International MailService-Registered Trademark-, FedEx International Priority-Registered Trademark-Freight, FedEx International Economy-Registered Trademark- Freight, FedEx International Express Freight-Registered Trademark-, FedEx
International Airport-to-Airport-SM-, and the FedEx Expressclear-SM- Electronic Customs Clearance and FedEx International Broker Select-Registered Trademark-service feature options.

     FedEx Express offers next business day 10:30 a.m. express cargo service from Asia to the United States. FedEx Express has a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cuts transit times across the Pacific in half for FedEx Express customers -- from 48 to 24 hours -- who ship from Asia to North America. The FedEx Express IP service is backed by FedEx Express's money-back guarantee. The flight schedule also enables FedEx Express to offer its Asian customers later pickup times for connections through FedEx Express's AsiaOne-Registered Trademark- hub in Subic Bay, the Philippines, to 13 major Asian markets.

     International freight and express delivery markets, particularly outbound from Asia, are growing rapidly. FedEx Express offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. In June 2000, FedEx Express announced the expansion of its international freight service to provide more delivery options to more countries. Three new FedEx International Priority-Registered Trademark- Freight delivery options were made available for U.S. outbound and inbound shipments beginning July 1, 2000: Door to Airport (DTA), Airport to Airport (ATA) and Airport to Door
(ATD). These options were in addition to the existing Door to Door (DTD) service. FedEx International Priority-Registered Trademark- Freight and FedEx International Economy-Registered Trademark- Freight now provide service to five and ten more countries, respectively. FedEx Express's enhanced international freight services may now be used by customers to combine pick-up, linehaul and four delivery options to meet their daily business needs.

     In order to capitalize on the rapid traffic growth in Europe and Asia, FedEx Express announced in June 2000 a significant strengthening of its global network, with new connections in Europe, Asia, the Middle East and India. As a result of the network reconfiguration, FedEx Express offers reduced transit times, later customer pick-ups and earlier deliveries in key global markets. FedEx Express customers in India are able to get their products to the East Coast of the U.S. a full business day faster as a result of the new flights. Companies in southeast Asia doing business in Europe are now able to take orders from their customers two to three hours later in the evening, thanks to later cut off times for FedEx Express pick-ups.

     In June 1999, the U.S. Department of Transportation ("DOT") announced a new protocol with the Chinese government permitting FedEx Express to expand its existing service to China. FedEx Express is currently the only U.S. all-cargo airline with route authority to serve China, with 10 weekly flights.

     FedEx Express is ISO 9001 certified for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. These quality standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO standards.

     Detailed information about all of FedEx Express's delivery services can be found on the FedEx Web site at www.fedex.com. The information on our Web site, however, does not form part of this Report.

E-COMMERCE SERVICES

     We have played a significant role in three business revolutions that have influenced the emergence of what is now known as e-commerce. First came the express revolution. We anticipated the "just-in-time future," which led to the creation of FedEx and the first integrated air/ground express transportation network in 1973.

     Second came the automation revolution. We have been the leader in customer automation since 1985, when FedEx Express launched the first PC-based automated shipping system, named FedEx PowerShip-Registered Trademark-. In 1993, FedEx Ground launched MultiShip-Registered Trademark-, the first carrier-supplied customer automation system to process packages shipped by other transportation providers. In 1994, the FedEx Web site, fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, FedEx Express launched FedEx interNetShip-Registered Trademark-, the first shipping application for express packages on the Internet. Customers could now prepare paperwork using formatted screens, print the label on any laser printer, and electronically request a courier to pick up the package.

     The third revolution, the integration revolution, is now underway. We are empowering businesses with integrated eBusiness and complete supply chain solutions. Many of our newest eBusiness solutions are directed toward the rapidly growing small and medium-sized business ("SMB") market. In June 2000, we announced an alliance with Orbit Commerce, Inc., a leading eBusiness services platform provider, resulting in the introduction of FedEx eCommerce Builder on our Web site. This solution provides SMB's with the ability to build and manage an online store. FedEx eCommerce Builder integrates the core business processes necessary for SMB's to sell online, including FedEx shipping and tracking.

     We have a comprehensive Internet strategy, driven by our desire for customer convenience. The focal point of our Internet strategy is our fedex.com Web site, through which our customers accomplish all of the tasks they could otherwise accomplish with us by phone or in person. In addition, we design our e-commerce tools and solutions so that they are easily integrated into our customers' applications, as well as into third-party software being developed by the leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important given the growing customer trend toward multi-carrier shipping platforms.

     Reflecting our emphasis on e-commerce and information technology, we have had a lineage of distinguished Chief Information Officers, including James L. Barksdale, who went on to serve as the President and Chief Executive Officer of Netscape Communications Corporation, Dennis H. Jones, named by NETWORK WORLD as "One of the 25 Most Powerful People in Networking" and by PC WEEK as "One of the Top 10 Toughest CIOs," and current FedEx CIO Robert B. Carter, named as INFOWORLD'S first-ever "Chief Technology Officer of the Year."

     E-SHIPPING TOOLS AND SOLUTIONS

     We offer e-shipping tools and solutions which give our customers the power to ship, track and report from their desktops, allowing them to reduce the time spent preparing shipments and increase efficiency and customer service levels. These e-shipping tools can also allow customers to centralize their shipping with back-office solutions. The following e-shipping tools and solutions are offered by FedEx Express:

- FedEx interNetship-Registered Trademark- - through this Web-based shipping application, customers can prepare FedEx Express shipping labels and arrange for pickup or drop-off. Customers can also cancel shipments, track packages and perform certain other applications for FedEx Express and FedEx Ground.
- FedEx Ship-Registered Trademark- - this software, available to customers who have a computer, modem and laser printer, delivers point-and-click addressing, label printing, package tracking and easy preparation of shipping labels.
-    FedEx Tracking-Registered Trademark- - allows customers to track both
     FedEx Express and FedEx Ground packages at one time through the FedEx Web site.
- Drop-off Locator - allows customers to easily find and view maps of FedEx drop-off locations through the FedEx Web site. Searches can be conducted by address, city, state or zip code to find one of over 46,000 full-service and self-service locations worldwide.
- Rate Finder - allows customers to determine the cost of shipping packages from the U.S. to virtually anywhere in the world through the FedEx Web site.

     FedEx Express also offers the following hardware-based e-shipping tools, designed to provide customers with centralized control over their shipping process and to help them better manage shipping, billing and reporting:

- FedEx PowerShipMC-Registered Trademark- - this stand-alone hardware system provides customers with the ability to utilize a single system for use with FedEx Express, FedEx Ground and other carriers. Customers can use this system to ship with the carrier of their choice and benefit from increased operational efficiency, decreased employee training time, enhanced access to information and better utilization of space.
- FedEx PowerShip-Registered Trademark- - this stand-alone hardware system provides customers with a full range of shipping functions, enabling customers to handle large volumes and to automate their entire shipping process. FedEx PowerShip-Registered Trademark- provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports.
- FedEx ShipAPI-TM- - allows customers to seamlessly integrate FedEx Express services by downloading software from the Internet, which will allow them to connect directly with FedEx Express when placing shipping orders and scheduling pickup requests.
- FedEx DirectLink-TM- - this software allows customers to electronically receive, manage and remit FedEx Express invoicing data.

- FedEx NetReturn-Registered Trademark- - uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.
- FedEx EDI Electronic Invoice and Remittance - integrates with customers' accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

PRICING

     FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2000, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether or not the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are generally determined by reference to several local and national revenue bands developed by FedEx Express.

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was further increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible.

SERVICE REVENUES

     The following table shows the amount of revenues generated for each class of service offered for the fiscal years ended May 31 (amounts in thousands):


                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
Package:
      U.S. overnight.......................             $ 7,537,844            $7,185,462          $6,810,211
      U.S. deferred........................               2,428,002             2,271,151           2,179,188
      International Priority...............               3,551,593             3,018,828           2,731,140
Freight:
      U.S..................................                 566,259               439,855             337,098
      International........................                 492,280               530,759             597,861
Other*.....................................                 492,360               533,222             599,343
                                                        -----------           -----------         -----------
      Total................................             $15,068,338           $13,979,277         $13,254,841
                                                        ===========           ===========         ===========
-------------------------


     *Includes revenues from sales of aircraft engine noise reduction kits, revenues generated by the specialized services summarized above under "E-Commerce Services," Canadian domestic revenue and charter services.

OPERATIONS

     FedEx Express's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 663 aircraft, approximately 49,000 vehicles, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and ShipCenters and sophisticated package tracking, billing and communications systems.

     FedEx Express's primary sorting facility, the SuperHub located in Memphis, serves as the center of FedEx Express's multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, FedEx Express operates regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, the Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas.

    Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, FedEx Express operates FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers and corporate or industrial parks. FedEx Express has also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes FedEx Express's direct presence less economical, Global Service Participants ("GSPs") have been selected to complete deliveries and to pick up packages.

     FedEx Express has an advanced package tracking and billing system, FedEx COSMOS-Registered Trademark-, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx Express's system. For international shipments, FedEx Express has developed FedEx Expressclear-SM-, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

FUEL SUPPLIES AND COSTS

     During 2000, FedEx Express purchased aviation fuel from various suppliers under contracts which vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

     As a result of rising fuel prices during 2000, FedEx entered into jet fuel hedging contracts during the second half of 2000 that are designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, FedEx makes (or receives) payments based on the difference between a specified lower (or upper) limit and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, FedEx received approximately $18 million in 2000. As of May 31, 2000, FedEx had entered into jet fuel hedging contracts for approximately one-third of FedEx Express's estimated requirements for jet fuel in 2001. The timing and magnitude of any additional contracts may vary due to availability and pricing. Notwithstanding FedEx's hedging activities, during 2000, fuel costs increased by $260 million due to higher fuel prices.

     The following table sets forth FedEx Express's costs for aviation fuel and its percentage of total operating expense for the previous five fiscal years:


                                                    TOTAL COST                       PERCENTAGE OF TOTAL
           FISCAL YEAR                            (IN THOUSANDS)                      OPERATING EXPENSE
           -----------                            --------------                     -------------------
               2000                                  $ 723,584                                  5.1%
               1999                                    467,598                                  3.6
               1998                                    570,959                                  4.6
               1997                                    557,533                                  5.2
               1996                                    461,401                                  4.8


     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States and all U.S. export shipments, where legally and contractually possible. These fuel surcharges offset the increase in fuel expense during the fourth quarter of 2000.

     Approximately 15% of FedEx Express's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express's requirement is satisfied by retail purchases with various discounts.

     Management believes that, barring a substantial disruption in supplies of crude oil, these agreements will ensure the availability of an adequate supply of fuel for FedEx Express's needs for the immediate future. However, a substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, could have a significant adverse effect on FedEx Express.

COMPETITION

     The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage and reliability. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. ("UPS"), Airborne Express, DHL Worldwide Express, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the United States Postal Service. FedEx Express's principal competitors in the international market are DHL Worldwide Express, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

     FedEx Express currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of FedEx Express's competitors in the international market, however, are government owned, controlled, or subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

EMPLOYEES

     FedEx Express is headquartered in Memphis, Tennessee. David J. Bronczek is the President and Chief Executive Officer of FedEx Express. As of May 31, 2000, FedEx Express employed approximately 96,000 permanent full-time and 53,000 permanent part-time employees, of which approximately 20% are employed in Memphis. Employees of FedEx Express's international branches and subsidiaries in the aggregate represent approximately 13% of all employees. FedEx Express believes its relationship with its employees is excellent.

     Since May 31, 1999, FedEx Express and the Fedex Pilots Association ("FPA") have been operating under a five-year collective bargaining agreement which provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues and limits on types of trips scheduled during certain times of the day.

     Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although FedEx Express responds to these organization attempts, we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

SEASONALITY OF BUSINESS

     FedEx Express's express package business and freight business are both seasonal in nature. Historically, the U.S. package business experiences an increase in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. The latter part of FedEx Express's third fiscal quarter and late summer, being post winter-holiday and summer vacation seasons, have historically exhibited lower volumes relative to other periods.

REGULATION

     AIR. Under the Federal Aviation Act of 1958, as amended, both the DOT and the Federal Aviation Administration ("FAA") exercise regulatory authority over FedEx Express. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express's international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

     The FAA's regulatory authority relates primarily to safety and operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an operating certificate granted by the FAA pursuant to Part 121 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

     FedEx Express participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the Department of Defense may requisition for military use certain of FedEx Express's wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the United States Government for charter flights.

     GROUND. The ground transportation performed by FedEx Express is integral to its air transportation services. Prior to January 1996, FedEx Express conducted its interstate motor carrier operations pursuant to common and contract carrier authorities issued by the Interstate Commerce Commission ("ICC"). The ICC Termination Act of 1995 abolished the ICC and transferred responsibility for interstate motor carrier registration to the DOT.

     The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. FedEx Express is registered in those states that require registration.

     Like other interstate motor carriers, FedEx Express is subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

     COMMUNICATION. Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx Express is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses FedEx Express's activities pertaining to satellite communications.

     ENVIRONMENTAL. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express's present aircraft fleet is in compliance with current noise standards of the Federal Aviation Regulations. FedEx Express's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express's significant markets. Congress' passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express's international operations are also subject to noise regulations in certain of the countries in which it operates.

     FedEx Express is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, FedEx Express is subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by it. FedEx Express has environmental management programs to ensure compliance with these regulations.

     WORKPLACE. In November 1999, the U.S. Occupational Safety and Health Administration, or OSHA, proposed regulations to mandate an ergonomics standard that could require many businesses, including FedEx Express, to make significant changes in the workplace in order to reduce the incidence of musculoskeletal disorders such as lower back pain. The proposal does not specify which workplace changes would be required in order to comply with the proposed new regulations. We, our competitors and other affected parties have submitted comments to OSHA challenging the economic and technical feasibility of the proposed regulations. In July 2000, OSHA completed public hearings on the proposed regulations and is expected to release final rules later this year.

     If OSHA adopts the proposed regulations and applies them in the same way as it attempted unsuccessfully in the past to impose ergonomic measures under its general authority, we would be required to make extensive changes to the layout of our sorting facilities and hire a significant number of additional employees. We believe that the cost of compliance would be substantial and have a material adverse effect on our business. We expect that our competitors, along with the rest of American industry, would also incur substantial compliance costs.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report or in documents that we incorporate by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or "plans" or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to

- Economic conditions in the markets in which we operate, which can affect demand for our services.
- The costs and complexities associated with the integration of certain of our sales, marketing, customer service and information technology functions .
-  Market acceptance of our new sales, marketing and branding strategies.
- Competition from other providers of transportation and logistics services, including competitive responses to our new initiatives.
- Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.
- Changes in customer demand patterns, including the impact of technology developments on demand for our services.
-  Increases in aviation and motor fuel prices.
- Our ability to match aircraft, vehicle and sort capacity with customer volume levels.
-  Work stoppages, strikes or slowdowns by our employees.
- Our ability, and that of our principal competitors, to obtain and maintain aviation rights in important international markets.
- Changes in government regulation, including the adoption by OSHA of its proposed ergonomics standard (see "Regulation").
-  Changes in weather.
-  Availability of financing on terms acceptable to us.

- Other uncertainties detailed herein and from time to time in the Securities and Exchange Commission filings of FedEx and FedEx Express.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

     FedEx Express's principal owned or leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES

     FedEx Express's aircraft fleet at May 31, 2000 consisted of the following:

                                                                                              MAXIMUM GROSS
                                                                                            STRUCTURAL PAYLOAD
DESCRIPTION                                                NUMBER (1)                    (POUNDS PER AIRCRAFT)(2)
-----------                                                ----------                    ------------------------

McDonnell Douglas MD11                                          30                                195,000
McDonnell Douglas DC10-30                                       22                                176,000
McDonnell Douglas DC10-10                                       69                                139,000
Airbus A300-600                                                 36                                116,000
Airbus A310-200                                                 41                                 82,000
Boeing B727-200                                                 95                                 60,000
Boeing B727-100                                                 66                                 45,000
Fokker F27-500                                                  24                                 13,500
Fokker F27-600                                                   8                                 12,500
Shorts 3-60                                                     11                                  8,300
Cessna 208B                                                    251                                  3,400
Cessna 208                                                      10                                  3,000
                                                               ---
       Total                                                   663
-------------------------

(1) Except as described in the following sentence, all of our aircraft are owned. The following aircraft are subject to operating leases: MD11 (29); DC10-30 (17); DC10-10 (4); A300 (36); A310 (16); B727-200 (13); B727-100
       (5); and Shorts 3-60 (11).
(2) Maximum gross structural payload includes revenue payload and container weight.

- The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.
- The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express's cargo requirements.
- The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B727s.
-    The B727s are three-engine aircraft configured for cargo service.
- The Shorts 3-60 are turbo-prop aircraft leased by FedEx Express and then subleased to independent operators, who are contractually obligated to service selected FedEx Express routes in Europe.
- The Fokker F27 and Cessna 208 turbo-prop aircraft are owned by FedEx Express and leased to unaffiliated operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

     An inventory of spare engines and parts is maintained for each aircraft type.

     In addition, FedEx Express "wet leases" 45 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

     At May 31, 2000, FedEx Express operated worldwide approximately 49,000 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS

     At May 31, 2000, FedEx Express was committed under various contracts to purchase 28 MD11s, 13 DC10s (in addition to those discussed below) and 75 Ayres ALM 200 aircraft to be delivered through 2007.

     FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which have been received as of May 31, 2000), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 11 additional DC10s, along with additional aircraft engines and equipment.

     In April 2000, put options were exercised by an airline requiring FedEx Express to purchase six DC10s (in addition to those discussed in the preceding paragraph) for a total purchase price of $26.4 million. Delivery of the aircraft is expected to be completed by April 2001.

SORTING AND HANDLING FACILITIES

      At May 31, 2000, FedEx Express operated the following sorting and handling facilities:

                                                                SORTING                                      LEASE
                                               SQUARE           CAPACITY                                   EXPIRATION
           LOCATION              ACRES          FEET           (PER HOUR)(1)            LESSOR                YEAR
           --------              -----         ------          -------------            ------                ----
NATIONAL

Memphis, Tennessee                479          3,074,440         465,000         Memphis-Shelby County        2012
                                                                                 Airport
                                                                                 Authority

Indianapolis, Indiana             120            645,000         175,000         Indianapolis Airport         2016
                                                                                 Authority

REGIONAL

Fort Worth, Texas                 168            641,000          74,000         Fort Worth Alliance          2014
                                                                                 Airport Authority

Newark, New Jersey                 56            554,000         142,000         Port Authority of New        2010
                                                                                 York and
                                                                                 New Jersey

Oakland, California                66            320,000          47,500         City of Oakland              2011

METROPOLITAN

Los Angeles, California            25            305,000          54,000         City of Los Angeles          2009

Chicago, Illinois                  55            419,000          47,000         City of Chicago              2018

Anchorage, Alaska(2)               42            258,000          14,200         Alaska Department of         2013
                                                                                 Transportation and
                                                                                 Public Facilities
INTERNATIONAL

Subic Bay, Philippines(3)          18            316,000          16,000         Subic Bay Metropolitan       2007
                                                                                 Authority

Paris, France(4)                   87            861,000          48,000         Aeroports de Paris           2029
------------------------


(1) Documents and packages
(2) Handles international express package and freight shipments to and from Asia, Europe and North America.
(3) Handles intra-Asia express package and freight shipments.
(4) Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

     FedEx Express's facilities at the Memphis International Airport also include aircraft hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx Express has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx Express's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. New, larger facilities were opened in 1998 at the new Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates. Construction on a 204,000 square foot facility to be located at Miami International Airport is expected to begin during 2001.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     FedEx Express has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the seven buildings located on this site, four are subject to long-term leases, and the other three are owned by FedEx Express. FedEx Express also leases approximately 90 facilities in the Memphis area for its corporate headquarters, warehouse facilities and administrative offices. FedEx Express is building a headquarters office campus in East Shelby County, Tennessee. The headquarters campus, which will comprise nine separate buildings with more than
1.1 million square feet of space, is designed to consolidate many administrative and training functions currently spread throughout the Memphis metropolitan area. Beginning in July 2000, the office campus will bring together approximately 3,700 employees from more than 100 work groups.

     FedEx Express owns or leases 725 facilities for city station operations in the United States. In addition, 153 city stations are owned or leased throughout FedEx Express's international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. FedEx Express believes that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

     As of May 31, 2000, FedEx Express owned or leased space for 387 FedEx World Service Centers in the United States and had placed approximately 34,500 Drop Boxes. FedEx Express also operates stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 93 were in service at May 31, 2000. As of May 31, 2000, FedEx Express also had approximately 10,000 ShipSites and ShipCenters, which are drop-off locations situated within certain retailers, such as Staples or Kinkos. Internationally, FedEx Express operates 91 FedEx World Service Centers and has over 650 FedEx Drop Boxes.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1987, The Flying Tiger Line Inc. ("Flying Tigers"), a company acquired by FedEx Express in 1989, received a notice from the United States Environmental Protection Agency ("EPA") identifying Flying Tigers as a potentially responsible party ("PRP") in connection with a "Superfund" site located in Monterey Park, California. The site is a 190-acre landfill which operated from 1948 through 1984. In June 1985, the EPA began a remedial investigation of the site to identify the extent of contamination. The EPA estimates that approximately 0.1% of the waste disposed at the site is attributable to Flying Tigers. Flying Tigers participated in a partial settlement relating to remedial actions for management of contamination and site control. Partial consent decrees were entered in the United States District Court for the Central District of California in 1989 and 1992 which provided, in part, for payments of $109,000 and $230,000, respectively, by Flying Tigers and FedEx Express to the partial-settlement escrow account. All outstanding issues are not expected to be resolved for several years. Due to several variables which are beyond FedEx Express's control, it is impossible to accurately estimate FedEx Express's potential share of the remaining costs, but based on Flying Tigers' relatively insignificant contribution of waste to the site, FedEx Express believes that its remaining liability will not be material.

      FedEx Express and its subsidiaries are subject to other legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect FedEx Express's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                  PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      FedEx Express is a wholly-owned subsidiary of FedEx and there is no market for FedEx Express's common stock.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

         The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except dollar amounts) for the years ended May 31:

                                                                                                    PERCENT CHANGE
                                                                                                   ---------------
                                                                                                   2000/      1999/
                                                              2000        1999        1998         1999       1998
                                                              ----        ----        ----         ----       ----
Revenues:
   Package:
       U.S. overnight................................     $  7,538    $  7,185    $  6,810          + 5        + 6
       U.S. deferred ................................        2,428       2,271       2,179          + 7        + 4
       International Priority (IP)...................        3,552       3,019       2,731          +18        +11
                                                          --------    --------    --------
         Total package revenue.......................       13,518      12,475      11,720          + 8        + 6

   Freight:
       U.S...........................................          566         440         337          +29        +30
       International.................................          492         531         598          - 7        -11
                                                          --------    --------    --------
         Total freight revenue.......................        1,058         971         935          + 9        + 4

   Other.............................................          492         533         600          - 8        -11
                                                          --------    --------    --------
         Total revenues..............................     $ 15,068    $ 13,979    $ 13,255          + 8        + 5
                                                          ========    ========    ========

Operating income.....................................     $    900    $    871    $    837          + 3        + 4
                                                          ========    ========    ========

Package:
   Average daily packages:
       U.S. overnight................................        2,020       1,957       1,886          + 3        + 4
       U.S. deferred.................................          916         894         872          + 3        + 3
       IP............................................          319         282         259          +13        + 9
                                                          --------    --------    --------
         Total packages..............................        3,255       3,133       3,017          + 4        + 4

   Revenue per package (yield):
       U.S. overnight................................     $  14.52    $  14.34    $  14.22         +  1        + 1
       U.S. deferred.................................        10.31        9.93        9.84         +  4        + 1
       IP............................................        43.36       41.87       41.45         +  4        + 1
         Composite...................................        16.16       15.56       15.30         +  4        + 2

Freight:
   Average daily pounds:
       U.S...........................................        4,693       4,332       3,356         +  8        +29
       International.................................        2,420       2,633       2,770         -  8        - 5
                                                          --------    --------    --------
         Total freight...............................        7,113       6,965       6,126         +  2        +14

   Revenue per pound (yield):
       U.S...........................................     $    .47    $    .40    $    .40          +18         --
       International.................................          .79         .79         .85           --        - 7
         Composite...................................          .58         .54         .60         +  7        -10


REVENUES

       In 2000, total package revenue for FedEx Express increased 8%, principally due to increases in international package volume and yield. List price increases, including an average 2.8% domestic rate increase in March 1999, the fuel surcharges implemented in the second half of the year, an ongoing yield management program and a slight increase in average weight per package, all contributed to the increases in revenue per package (yield) in 2000. While growth in U.S. domestic package volume was lower than anticipated, the higher-yielding IP services experienced strong growth, particularly in Asia and Europe.

       Total freight revenue increased in 2000 due to higher average daily pounds and improved yields in U.S. freight, offset by declines in international freight pounds.

       In 1999, FedEx Express experienced increased volume and slightly improved yields in its U.S. overnight, U.S. deferred and IP services. Growth in higher-priced U.S. overnight and IP services and higher average weight per package were the primary factors in revenue growth. List price increases and other yield-management actions contributed to the yield improvement in 1999.

       The U.S. deferred package growth rate declined in 1999 in large part due to specific management actions to restrict growth of these lower-yielding services. IP package volume and international freight pounds and yield were negatively affected by weakness in Asian markets, especially in U.S. outbound traffic destined for that region.

       Other revenue included Canadian domestic revenue, charter services, logistics services, sales of engine noise reduction kits ("hushkits") and other. Revenue from hushkit sales has continued to decline over the past three years and is expected to be negligible hereafter.

OPERATING INCOME

       Operating income increased 3% in 2000 despite higher fuel costs and costs associated with the corporate realignment and reorganization of the sales, marketing and information technology functions. A 48% increase in average fuel price per gallon had a negative impact of approximately $260 million on 2000 fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. Fuel surcharges implemented during 2000 offset the increase in fuel costs in the fourth quarter. As anticipated, maintenance and repairs increased in 2000 due to the timing of scheduled maintenance and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

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

       In 1998, operating income improved as package yield increased at a higher rate than costs. An increase in average daily packages also contributed to the improvement in operating income. In 1998, fuel expense included amounts paid by FedEx Express under jet fuel hedging contracts that were designed to mitigate some of the increased jet fuel costs. Lower international freight yield, rising expenses associated with international expansion and foreign currency fluctuations along with expenses of $14 million related to the acquisition of Caliber System, Inc. negatively affected 1998 results. Operating income for 1998 increased approximately $50 million related to the UPS strike. Proceeds from a 2% temporary fuel surcharge on U.S. domestic shipments through August 1, 1997 also had a favorable impact.

       Year-over-year comparisons were also affected by fluctuations in the contribution from sales of hushkits. Operating profit from these sales declined $50 million in 2000 and $30 million in 1999.

OUTLOOK

       We believe U.S. overnight package volumes will grow in 2001 at rates higher than those experienced in 2000, with second half growth rates exceeding those in the first half of 2001. We believe U.S. deferred package volume growth rates will be lower in 2001 as we implement the strategy of shifting a portion of these shipments to FedEx Ground. Improved domestic yields associated with the new sales initiatives are also expected in 2001. We expect IP package volume growth rates to remain strong in 2001. Freight pounds are expected to continue to increase in 2001, with increases in the U.S. partially offset by continued declines in international freight, as it is replaced by higher-yielding priority packages.

       We also plan to continue cost containment and productivity enhancement programs in 2001. By lowering discretionary spending and limiting staffing additions, we expect to align controllable costs with business growth; however, these actions will not affect plans for strategic spending in support of long-term growth goals.

       We will continue to use the flexibility of our global network infrastructure by reconfiguring our system and flights to meet market demands. While long-term profitability is expected to improve, incremental costs incurred during periods of strategic expansion and varying economic conditions can affect short-term operating results.

       Actual results may vary depending on the successful implementation of our reorganization and rebranding initiative, the impact of competitive pricing changes, customer responses to yield management initiatives, the timing and extent of network refinement, actions by our competitors, including capacity fluctuations, jet fuel prices, regulatory conditions for aviation rights and the rate of domestic and international economic growth.

       In the past three years, FedEx Express's worldwide aircraft fleet has increased, resulting in a corresponding rise in maintenance expense. While we expect a predictable pattern of aircraft maintenance and repairs expense, unanticipated maintenance events will occasionally disrupt this pattern, resulting in periodic fluctuations in maintenance and repairs expense.

       FedEx Express's operating income from the sales of hushkits, which peaked in 1998 and declined in 1999 and 2000, is expected to become insignificant in 2001.

FINANCIAL CONDITION

LIQUIDITY

       Cash and cash equivalents totaled $89 million at May 31, 2000 compared to $88 million at May 31, 1999. Cash flows from operating activities during 2000 totaled $1.3 billion, compared to $1.5 billion for 1999 and $1.4 billion for 1998.

       FedEx Express redeemed $100 million of 9.625% unsecured sinking fund debentures on March 1, 2000. The bond redemption was financed through borrowings from FedEx.

       In 1999, FedEx filed a $1 billion shelf registration statement with the Securities and Exchange Commission ("SEC"), indicating that it may issue up to that amount in one or more offerings of either unsecured debt securities, preferred stock or common stock or a combination of such instruments. FedEx may, at its option, direct FedEx Express to issue guarantees of the debt securities.

       We believe that cash flow from operations and FedEx's commercial paper program and revolving bank credit facility will adequately meet FedEx Express's working capital needs for the foreseeable future.

CAPITAL RESOURCES

       FedEx Express's operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       We have historically financed our capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Generally, our practice in recent years with respect to funding new wide-bodied aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off-balance sheet operating leases under applicable accounting rules. We have determined that these operating leases have provided economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In the future, other forms of secured financing may be pursued to finance aircraft acquisitions when we determine that it best meets our needs. We have been successful in obtaining investment capital, both domestic and international, for long-term leases on terms acceptable to us although the marketplace for such capital can become restricted depending on a variety of economic factors beyond our control. See Note 4 of Notes to Consolidated Financial Statements for additional information concerning FedEx Express's debt facilities.

       In July 1999, approximately $231 million of pass-through certificates were issued to finance or refinance the debt portion of leveraged operating leases related to four A300 aircraft, which were delivered in 2000. In June 1998, approximately $833 million of pass-through certificates were issued to finance or refinance the debt portion of leveraged operating leases related to eight A300 and five MD11 aircraft, which were delivered in 2000. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx Express, but amounts payable by us under the leveraged operating leases are sufficient to pay the principal of and interest on the certificates. In June 2000, FedEx Express filed a shelf registration with the SEC, indicating that we may issue up to $450 million in pass-through certificates in one or more offerings to finance or refinance leveraged operating aircraft leases.

       We believe that the capital resources available to us provide flexibility to access the most efficient markets for financing our capital acquisitions, including aircraft, and are adequate for FedEx Express's future capital needs.

DEFERRED TAX ASSETS

       At May 31, 2000, FedEx Express had a net cumulative deferred tax asset of $7 million consisting of $816 million of deferred tax assets and $809 million of deferred tax liabilities. The reversals of deferred tax assets in future periods will be offset by similar amounts of deferred tax liabilities.

EURO CURRENCY CONVERSION

       Since the beginning of the European Union's transition to the euro on January 1, 1999, FedEx Express has been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. We believe that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

YEAR 2000 COMPLIANCE

       FedEx Express relies heavily on sophisticated information technology for its business operations. Our Year 2000 ("Y2K") computer compliance issues were, therefore, broad and complex. Nothing has come to FedEx Express's attention that would cause it to believe that its Y2K compliance effort was not successful.

       Since 1996, FedEx Express has incurred approximately $99 million on Y2K compliance ($18 million in 2000), which was funded by internal cash flows. We do not expect to incur any material additional Y2K-related costs. We classified costs as Y2K for reporting purposes if they remedied only Y2K risks or resulted in the formulation of contingency plans and would have otherwise been unnecessary in the normal course of business. For 2000, Y2K expenditures were less than 10% of FedEx Express's total information technology expense budget. We believe that no significant information technology projects were deferred due to our Y2K compliance effort.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK

      FedEx Express currently has market risk sensitive instruments related to interest rates; however, there is no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. As disclosed in Note 4 of Notes to Consolidated Financial Statements, FedEx Express has outstanding unsecured long-term debt exclusive of capital leases of $.9 billion and $1.0 billion at May 31, 2000 and 1999, respectively. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $46 million as of May 31, 2000 ($35 million as of May 31, 1999). The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. FedEx Express does not use derivative financial instruments to manage interest rate risk.

      FedEx Express's earnings are affected by fluctuations in the value of the U.S. dollar, as compared with foreign currencies, as a result of transactions in foreign markets. At May 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which FedEx Express's transactions are denominated would result in a decrease in operating income of approximately $52 million for the year ending May 31, 2001 (the comparable amount in the prior year was $25 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. FedEx Express's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

       FedEx has entered into jet fuel hedging contracts on behalf of FedEx Express which are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, FedEx makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Market risk for jet fuel is estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in jet fuel prices applied to projected 2001 usage and amounts to approximately $49 million, net of hedging settlements, as of May 31, 2000. There were no such jet fuel hedging contracts at May 31, 1999. As of May 31, 2000, jet fuel hedging contracts cover approximately one-third of the estimated usage in 2001. See Notes 2 and 10 of Notes to Consolidated Financial Statements for accounting policy and additional information regarding jet fuel hedging contracts.

      FedEx Express does not purchase or hold any derivative financial instruments for trading purposes.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this Report:

                                                                         PAGE
                                                                         ----
Report of Independent Public Accountants................................  F-1

Consolidated Balance Sheets
       May 31, 2000 and 1999............................................  F-2

Consolidated Statements of Income
       Years Ended May 31, 2000, 1999 and 1998..........................  F-4

Consolidated Statements of Changes
       in Owner's Equity and Comprehensive Income
       Years Ended May 31, 2000, 1999 and 1998..........................  F-5

Consolidated Statements of Cash Flows
       Years Ended May 31, 2000, 1999 and 1998..........................  F-6

Notes to Consolidated Financial Statements..............................  F-7


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

                                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.  FINANCIAL STATEMENTS

    The consolidated financial statements required by this item are listed in
Item 8, "Financial Statements and Supplementary Data" herein and are included on pages F-1 to F-20 herein.

     2.    FINANCIAL STATEMENT SCHEDULE

      The following financial statement schedule is filed with this Report:

                                                                              PAGE
                                                                              ----
Report of Independent Public Accountants on Financial Statement Schedule...... S-1

Schedule II - Valuation and Qualifying Accounts............................... S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained herein.

     3.   EXHIBITS

     Exhibits 3.1, 3.2, 10.1 through 10.61, 12, 23, 24 and 27 are being filed in connection  with this Report or incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-7 is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

                                        FEDERAL EXPRESS CORPORATION



                                        BY: /S/ MICHAEL W. HILLARD
                                            ---------------------------------
                                                Michael W. Hillard
                                                Vice President and Controller
                                               (PRINCIPAL ACCOUNTING OFFICER)


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                  SIGNATURE                                     CAPACITY                            DATE
/S/ FREDERICK W. SMITH*                            Chairman of the Board of Directors
----------------------------------
Frederick W. Smith


/S/ DAVID J. BRONCZEK*                             President, Chief Executive Officer
----------------------------------                            and Director
David J. Bronczek                                     (PRINCIPAL EXECUTIVE OFFICER)


/S/ ROBERT B. CARTER                                            Director                        August 14, 2000
----------------------------------
Robert B. Carter


/S/ MICHAEL L. DUCKER*                          Executive Vice President - International
----------------------------------                       and Director
Michael L. Ducker


/S/ T. MICHAEL GLENN*                                           Director
----------------------------------
T. Michael Glenn


/S/ ALAN B. GRAF, JR.*                                          Director
----------------------------------
Alan B. Graf, Jr.


/S/ GEORGE W. HEARN*                                            Director
----------------------------------
George W. Hearn


/S/ MICHAEL W. HILLARD                          Vice President and Controller
----------------------------------              (PRINCIPAL ACCOUNTING OFFICER)
Michael W. Hillard                                                                              August 14, 2000





/S/ KENNETH R. MASTERSON*                                       Director
----------------------------------
Kenneth R. Masterson


/S/ DAVID F. REBHOLZ*                             Executive Vice President - Operations
----------------------------------                  and Systems Support and Director
David F. Rebholz


/S/ TRACY G. SCHMIDT*                                Senior Vice President and Chief
----------------------------------                          Financial Officer
Tracy G. Schmidt                                      (PRINCIPAL FINANCIAL OFFICER)


/S/ THEODORE L. WEISE*                                          Director
----------------------------------
Theodore L. Weise



*By:  /S/ MICHAEL W. HILLARD
----------------------------------
         Michael W. Hillard
          Attorney-in-Fact                                                                  August 14, 2000

                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Federal Express Corporation:

       We have audited the accompanying consolidated balance sheets of Federal Express Corporation (a Delaware corporation) and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, changes in owner's equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of FedEx Express's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Express Corporation and subsidiaries as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                               /s/ARTHUR ANDERSEN LLP
                                               -----------------------
                                                 Arthur Andersen LLP



Memphis, Tennessee
June 27, 2000

                                            FEDERAL EXPRESS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS




ASSETS

                                                                                           MAY 31,
                                                                          ---------------------------------------
                                                                                2000                  1999
                                                                          ----------------      -----------------
                                                                                       (In thousands)
CURRENT ASSETS
     Cash and cash equivalents                                              $       88,630        $       88,238
     Receivables, less allowances of $56,517,000
         and $45,432,000                                                         2,088,854             1,840,613
     Spare parts, supplies and fuel                                                247,372               272,614
     Deferred income taxes                                                         247,802               220,709
     Prepaid expenses and other                                                     69,139                56,241
                                                                           ---------------       ---------------
         Total current assets                                                    2,741,797             2,478,415


PROPERTY AND EQUIPMENT, AT COST
     Flight equipment                                                            4,960,204             4,556,747
     Package handling and ground support equipment                               3,430,316             3,193,620
     Computer and electronic equipment                                           2,088,510             2,114,492
     Other                                                                       2,479,540             2,332,227
                                                                             -------------         -------------
                                                                                12,958,570            12,197,086
     Less accumulated depreciation and amortization                              6,846,647             6,454,579
                                                                             -------------         -------------
         Net property and equipment                                              6,111,923             5,742,507


OTHER ASSETS
     Goodwill                                                                      327,765               339,425
     Equipment deposits and other assets                                           559,054               555,628
                                                                            --------------        --------------
         Total other assets                                                        886,819               895,053
                                                                            ---------------       --------------

                                                                              $  9,740,539          $  9,115,975
                                                                              ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                                            FEDERAL EXPRESS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY

                                                                                             MAY 31,
                                                                                --------------------------------
                                                                                      2000              1999
                                                                                -------------      -------------
                                                                                           (In thousands)
CURRENT LIABILITIES
     Current portion of long-term debt                                          $       6,339       $     14,938
     Accrued salaries and employee benefits                                           636,375            615,247
     Accounts payable                                                                 956,929            983,350
     Accrued expenses                                                                 805,800            692,599
     Due to parent company                                                             16,425             62,720
                                                                                -------------      -------------
         Total current liabilities                                                  2,421,868          2,368,854

LONG-TERM DEBT, LESS CURRENT PORTION                                                1,054,430          1,159,126

DEFERRED INCOME TAXES                                                                 240,569            221,509

OTHER LIABILITIES                                                                   1,657,405          1,502,481

COMMITMENTS AND CONTINGENCIES (NOTES 5, 10 AND 11)

OWNER'S EQUITY
     Common stock, $.10 par value; 1,000 shares
         authorized, issued and outstanding                                                --                 --
     Additional paid-in capital                                                       894,718            894,718
     Retained earnings                                                              3,505,422          2,995,076
     Accumulated other comprehensive income                                           (33,873)           (25,789)
                                                                                -------------      -------------
         Total owner's equity                                                       4,366,267          3,864,005
                                                                                -------------      -------------
                                                                                   $9,740,539         $9,115,975
                                                                                =============      =============

The accompanying notes are an integral part of these consolidated financial statements.



                                              FEDERAL EXPRESS CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEARS ENDED MAY 31,
                                                 -----------------------------------------------------------
                                                        2000                  1999                1998
                                                 -----------------     -----------------    ----------------
                                                                         (In thousands)
REVENUES                                               $15,068,338           $13,979,277         $13,254,841

OPERATING EXPENSES
     Salaries and employee benefits                      6,635,048             6,224,709           5,832,363
     Rentals and landing fees                            1,429,399             1,318,242           1,221,377
     Depreciation and amortization                         997,735               912,002             844,606
     Maintenance and repairs                             1,026,260               887,799             807,767
     Fuel                                                  888,337               593,661             709,424
     Other                                               3,191,949             3,171,388           3,002,571
                                                     -------------         -------------       -------------
                                                        14,168,728            13,107,801          12,418,108
                                                      ------------          ------------        ------------

OPERATING INCOME                                           899,610               871,476             836,733

OTHER INCOME (EXPENSE)
     Interest, net                                         (75,580)              (86,080)           (110,110)
     Other, net                                             19,517               (14,696)              8,590
                                                   ---------------       ---------------    ----------------
                                                           (56,063)             (100,776)           (101,520)
                                                   ---------------        --------------      --------------

INCOME BEFORE INCOME TAXES                                 843,547               770,700             735,213

PROVISION FOR INCOME TAXES                                 333,201               312,134             314,670
                                                    --------------        --------------      --------------

NET INCOME                                           $     510,346         $     458,566       $     420,543
                                                     =============         =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                         FEDERAL EXPRESS CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN
                                   OWNER'S EQUITY AND COMPREHENSIVE INCOME

                                                                                            Accumulated
                                                           Additional                          Other             Total
                                            Common          Paid-in         Retained       Comprehensive         Owner's
                                             Stock           Capital        Earnings           Income            Equity
                                          -----------     ------------     ----------      --------------   --------------
                                                                        (In thousands)
BALANCE AT MAY 31, 1997                   $    --         $ 844,499      $2,114,996       $     3,019        $2,962,514

Net income                                     --                --         420,543                --           420,543
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $2,793,000                 --                --              --           (30,296)          (30,296)
                                                                                                             ----------
       TOTAL COMPREHENSIVE INCOME                                                                               390,247
Net activity under employee
     incentive plans(1)                        --            48,970              (2)               --            48,968
                                          -------         ---------      ----------       -----------        ----------

BALANCE AT MAY 31, 1998                        --           893,469       2,535,537           (27,277)        3,401,729

Net income                                     --                --         458,566                --           458,566
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $959,000                   --                --              --             1,488             1,488
                                                                                                             ----------
       TOTAL COMPREHENSIVE INCOME                                                                               460,054
Net activity under employee
     incentive plans(1)                        --             1,249              --                --             1,249
Other                                          --                --             973                --               973
                                          -------         ---------      ----------       -----------        ----------

BALANCE AT MAY 31, 1999                        --           894,718       2,995,076           (25,789)        3,864,005

Net income                                     --                --         510,346                --           510,346
Foreign currency translation
     adjustment, net of deferred
     tax benefit of $1,881,000                 --                --              --            (8,084)           (8,084)
                                                                                                             ----------
       TOTAL COMPREHENSIVE INCOME                                                                               502,262
                                          -------         ---------      ----------       -----------        ----------

BALANCE AT MAY 31, 2000                   $    --         $ 894,718      $3,505,422       $   (33,873)       $4,366,267
                                          =======         =========      ==========       ===========        ==========

(1)Represents net activity or certain tax benefits related to such activity under employee incentive plans prior to FedEx Express becoming a wholly-owned subsidiary of FedEx Corporation as of January 27, 1998.

The accompanying notes are an integral part of these consolidated financial statements.

                                            FEDERAL EXPRESS CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED MAY 31,
                                                                        -----------------------------------------------------
                                                                             2000               1999                1998
                                                                        --------------     ---------------    ---------------
                                                                                            (In thousands)
OPERATING ACTIVITIES

Net income                                                                 $   510,346       $     458,566      $     420,543
Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                                           997,735             912,002            844,606
       Provision for uncollectible accounts                                     57,711              47,527             59,616
       Deferred income taxes and other noncash items                           (55,511)            (49,949)             6,519
       Gain from disposals of property and equipment                           (16,592)             (1,599)            (5,166)
       Changes in operating assets and liabilities:
              Increase in receivables                                         (363,454)           (245,155)          (292,837)
              Decrease (increase) in other current assets                       71,006            (167,667)           (93,348)
              Increase in accounts payable
                 and other operating liabilities                                65,035             539,488            478,095
       Other, net                                                                5,634               9,735            (20,068)
                                                                           -----------       -------------      -------------
Cash provided by operating activities                                        1,271,910           1,502,948          1,397,960

INVESTING ACTIVITIES

Purchases of property and equipment, including deposits on
       aircraft of $1,500,000, $1,200,000 and $70,359,000                   (1,330,904)         (1,550,161)        (1,761,963)
Proceeds from dispositions of property and equipment:
    Sale-leaseback transactions                                                     --              80,995            322,852
    Reimbursements of A300 and MD11 deposits                                    24,377              67,269            106,991
    Other dispositions                                                         154,696             178,422             43,100
Other, net                                                                         878               4,784             (4,484)
                                                                           -----------       -------------      -------------
Cash used in investing activities                                           (1,150,953)         (1,218,691)        (1,293,504)

FINANCING ACTIVITIES

Proceeds from debt issuances                                                        --                  --            267,105
Principal payments on debt                                                    (114,936)           (269,280)          (353,502)
Payments to parent company                                                      (5,629)            (31,345)           (49,919)
Other, net                                                                          --                  --             14,443
                                                                           -----------       -------------      -------------
Cash used in financing activities                                             (120,565)           (300,625)          (121,873)
                                                                           -----------       -------------      -------------

CASH AND CASH EQUIVALENTS
              `
Increase (decrease) during the year                                                392             (16,368)           (17,417)
Balance at beginning of year                                                    88,238             104,606            122,023
                                                                           -----------       -------------      -------------
Balance at end of year                                                     $    88,630       $      88,238       $    104,606
                                                                           ===========       =============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                            FEDERAL EXPRESS CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

On January 27, 1998, Federal Express Corporation (together with its subsidiaries, "FedEx Express") became a wholly-owned subsidiary of FDX Corporation in connection with its acquisition of Caliber System, Inc. ("Caliber"). The acquisition was accounted for as a pooling of interests. FDX Corporation exchanged 0.8 shares of its common stock for each share of Caliber common stock. Each share of FedEx Express's common stock was automatically converted into one share of FDX Corporation common stock. As a part of the transaction, FedEx Express was recapitalized with 1,000 shares of common stock, $.10 par value. Effective January 19, 2000, the name of FedEx Express's parent company was changed from FDX Corporation to FedEx Corporation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx Express and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Flight equipment                                                5 to 20 years
Package handling, ground support equipment and vehicles         3 to 30 years
Computer and electronic equipment                               3 to 10 years
Other                                                           2 to 30 years

Aircraft airframes and engines are assigned residual values ranging from 10% to 20% of asset cost. All other property and equipment have no material residual values. Vehicles are depreciated on a straight-line basis over five to 10 years.

For income tax purposes, depreciation is generally computed using accelerated methods.

DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized over the life of the lease as a reduction of rent expense. Included in other liabilities at May 31, 2000 and 1999, were deferred gains of $533,371,000 and $429,488,000, respectively.

DEFERRED LEASE OBLIGATIONS. While certain of FedEx Express's aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. Included in other liabilities at May 31, 2000 and 1999, were $352,207,000 and $321,248,000, respectively, representing the cumulative difference between rent expense and rent payments.

SELF-INSURANCE ACCRUALS. FedEx Express is self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims. Included in other liabilities at May 31, 2000 and 1999 were $302,000,000, and $258,000,000, respectively, representing the long-term portion of self-insurance accruals for FedEx Express's workers' compensation and vehicle liabilities.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $30,168,000, $35,152,000 and $31,443,000 for 2000, 1999 and 1998,
respectively.

ADVERTISING. Advertising costs are generally expensed as incurred and are included in other operating expenses. Advertising expenses were $214,161,000, $193,253,000 and $176,393,000 in 2000, 1999 and 1998,
respectively.

CASH EQUIVALENTS. Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $6,066,000, $4,514,000 and $7,616,000, in 2000, 1999 and 1998, respectively.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts are stated principally at weighted-average cost; supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Neither method values inventory in excess of current replacement cost.

GOODWILL. Goodwill is the excess of the purchase price over the fair value of net assets of businesses acquired. It is amortized on a straight-line basis over periods generally ranging up to 40 years. Accumulated amortization was $156,804,000 and $154,145,000 at May 31, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. FedEx Express reviews long-lived assets for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value.

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of FedEx Express's foreign operations that use local currencies as the functional currency are accumulated and reported, net of related deferred income taxes, as a component of accumulated other comprehensive income within owner's equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. FedEx Express uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

FedEx Express has not provided for U.S. federal income taxes on its foreign subsidiaries' earnings deemed to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

REVENUE RECOGNITION. Revenue is recorded based on the percentage of service completed at the balance sheet date.

RECENT PRONOUNCEMENTS. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, was subsequently amended by SFAS No. 137, and is now effective for fiscal years beginning after June 15, 2000 (2002 for FedEx Express). The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by FedEx Express. As of May 31, 2000, FedEx Express has not adopted the provisions of SFAS No. 133.

SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000, and amends SFAS No. 133. SFAS No. 138 must be adopted concurrently with FedEx Express's adoption of SFAS No. 133. FedEx Express does not believe the amendment will affect its implementation of SFAS No. 133.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

NOTE 3: ACCRUED SALARIES AND EMPLOYEE BENEFITS AND ACCRUED EXPENSES

The components of accrued salaries and employee benefits and accrued expenses were as follows:

                                                                                                  MAY 31,
                                                                                        --------------------------
                                                                                         2000              1999
                                                                                        ----------       ---------
                                                                                             (In thousands)
Salaries                                                                                 $142,593         $119,061
Employee benefits                                                                         184,532          210,449
Compensated absences                                                                      309,250          285,737
                                                                                         --------         --------
   Total accrued salaries and employee benefits                                          $636,375         $615,247
                                                                                         ========         ========

Insurance                                                                                $302,453         $287,471
Taxes other than income taxes                                                             219,388          209,416
Other                                                                                     283,959          195,712
                                                                                         --------         --------
   Total accrued expenses                                                                $805,800         $692,599
                                                                                         ========         ========

NOTE 4: LONG-TERM DEBT

                                                                                                   MAY 31,
                                                                                       ----------------------------
                                                                                        2000              1999
                                                                                       ----------         ---------
                                                                                               (In thousands)

Senior debt, interest rates of 9.65% to 9.88%, due through 2013                        $  473,970       $  473,779
Bonds, interest rate of 7.60%, due in 2098                                                239,382          239,376
Medium term notes, interest rates of 9.95% to 10.57%, due through 2007                     62,510           74,965
                                                                                       ----------       ----------
                                                                                          775,862          788,120

Unsecured sinking fund debentures, interest rate
     of 9.63%, originally due through 2020, called during 2000                                --            98,598

Capital lease obligations and tax exempt bonds,
     interest rates of 5.35% to 7.88%, due through 2017                                   253,425          253,425
       Less bond reserves                                                                   9,024            9,024
                                                                                       ----------       ----------
                                                                                          244,401          244,401

Other debt, interest rates of 9.68% to 9.98%                                               40,506           42,945
                                                                                       ----------       ----------
                                                                                        1,060,769        1,174,064
       Less current portion                                                                 6,339           14,938
                                                                                       ----------       ----------
                                                                                       $1,054,430       $1,159,126
                                                                                       ==========       ==========

Tax exempt bonds were issued by the Memphis-Shelby County Airport Authority ("MSCAA") and the City of Indianapolis. Lease agreements with the MSCAA and a loan agreement with the City of Indianapolis covering the facilities and equipment financed with the bond proceeds obligate FedEx Express to pay rentals and loan payments, respectively, equal to the principal and interest due on the bonds.

Unsecured sinking fund debentures in the amount of $100,000,000, originally due through 2020, were redeemed by FedEx Express on March 1, 2000. Other income (expense) includes a charge of approximately $6,000,000 which represents the premiums paid to the holders of the bonds retired and the write-off of the related unamortized deferred finance charges and discount.

Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 2000, are as follows: $6,300,000 in 2001; $202,100,000 in 2002; $5,900,000 in 2003; $25,000,000 in 2004; and $5,500,000 in 2005.

At May 31, FedEx Express's long-term debt, exclusive of capital leases, had a carrying value of $863,000,000, which approximates fair value at that date. The carrying value at May 31, 1999 was $975,000,000 compared with a fair value of $1,046,000,000 at that date. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 5: LEASE COMMITMENTS

FedEx Express utilizes certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2027. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days' notice.

The components of property and equipment recorded under capital leases were as follows:

                                                                                               MAY 31
                                                                                    ---------------------------
                                                                                       2000             1999
                                                                                    -----------      ----------
                                                                                           (In thousands)
Package handling and ground support equipment                                         $226,580         $245,041
Facilities                                                                             133,435          133,435
Computer and electronic equipment and other                                              6,471            6,496
                                                                                      --------         --------
                                                                                       366,486          384,972
       Less accumulated amortization                                                   259,718          267,968
                                                                                      --------         --------
                                                                                      $106,768         $117,004
                                                                                      ========         ========

Rent expense under operating leases for the years ended May 31 was as follows:

                                                                       2000             1999             1998
                                                                    ----------      -------------    -----------
                                                                                   (In thousands)
Minimum rentals                                                     $1,203,211        $1,167,500     $1,071,290
Contingent rentals                                                      98,572            59,839         60,925
                                                                    ----------        ----------     ----------
                                                                    $1,301,783        $1,227,339     $1,132,215
                                                                    ==========        ==========     ==========

Contingent rentals are based on hours flown under supplemental aircraft leases.

A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2000 is as follows:


                                                                         Capital                  Operating
                                                                         Leases                     Leases
                                                                       ----------               -------------
                                                                                  (In thousands)
2001                                                                     $ 14,828                $  1,184,540
2002                                                                       14,828                   1,038,607
2003                                                                       14,828                     952,049
2004                                                                       14,828                     900,178
2005                                                                       14,828                     858,006
Thereafter                                                                287,675                   9,180,552
                                                                         --------                 -----------
                                                                         $361,815                 $14,113,932
                                                                         ========                 ===========

At May 31, 2000, the present value of future minimum lease payments for capital lease obligations, including certain tax exempt bonds, was $199,401,000.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx Express.

NOTE 6: INCOME TAXES

The operations of FedEx Express are included in the consolidated federal income tax return of FedEx Corporation. The income tax provision for FedEx Express approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows:

                                                                   2000              1999             1998
                                                                ----------        ----------      -----------
                                                                                (In thousands)
Current provision:
   Domestic
       Federal                                                    $282,025          $281,721         $229,661
       State and local                                              39,588            36,300           30,416
   Foreign                                                          39,619            23,077           36,543
                                                                  --------          --------         --------
                                                                   361,232           341,098          296,620
                                                                  --------          --------         --------
Deferred provision (credit):
   Domestic
       Federal                                                     (24,542)          (23,933)          16,756
       State and local                                              (2,050)           (3,160)           1,051
   Foreign                                                          (1,439)           (1,871)             243
                                                                  --------          --------         --------
                                                                   (28,031)          (28,964)          18,050
                                                                  --------          --------         --------
                                                                  $333,201          $312,134         $314,670
                                                                  ========          ========         ========

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which FedEx Express's operations are conducted. There is no direct relationship between FedEx Express's overall foreign income tax provision and foreign pretax book income due to the different methods of taxation used by countries throughout the world. In 1998, FedEx Express entities in foreign locations reported a net foreign pretax loss of $98,000,000, comprising foreign pretax income of $206,000,000 and foreign pretax losses of $304,000,000.

A reconciliation of the statutory federal income tax rate to FedEx Express's effective income tax rate for the years ended May 31 is as follows:

                                                                   2000             1999              1998
                                                                 --------         --------          --------
Statutory U.S. income tax rate                                      35.0%            35.0%             35.0%
Increase resulting from:
     State and local income taxes, net of
       federal benefit                                               2.9              2.8               2.8
     Nonrecurring item (1998 Caliber acquisition)                     --               --               0.8
     Other, net                                                      1.6              2.7               4.2
                                                                 -------          -------           -------
Effective tax rate                                                  39.5%            40.5%             42.8%
                                                                 =======          =======           =======
Effective tax rate (excluding
     nonrecurring item)                                             39.5%            40.5%             42.0%
                                                                 =======          =======           =======

The significant components of deferred tax assets and liabilities as of May 31 were as follows:

                                                   2000                                       1999
                                      ----------------------------------       -----------------------------------
                                                                 (In thousands)

                                       Deferred             Deferred            Deferred              Deferred
                                      Tax Assets         Tax Liabilities       Tax Assets          Tax Liabilities
                                      ----------         ---------------       ----------          ---------------
Property, equipment and leases          $206,239                $631,506         $122,515                 $561,338
Employee benefits                        192,641                  81,131          181,472                   47,191
Self-insurance accruals                  210,870                      --          192,858                       --
Other                                    206,683                  96,563          206,017                   95,133
                                        --------                --------         --------                 --------
                                        $816,433                $809,200         $702,862                 $703,662
                                        ========                ========         ========                 ========

NOTE 7: EMPLOYEE BENEFIT PLANS

PENSION PLANS. FedEx Express sponsors defined benefit pension plans covering a majority of employees. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service and provides benefits based on average earnings and years of service. Plan funding is actuarially determined, and is also subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments. During 1999, benefits provided under certain of FedEx Express's pension plans were enhanced, principally in connection with the ratification on February 4,

1999, of a collective bargaining agreement between FedEx Express and the Fedex Pilots Association ("FPA"). These benefit enhancements are reflected in the funded status of the plans at May 31, 2000 and 1999, but did not materially affect pension cost in either year.

POSTRETIREMENT HEALTH CARE PLANS. FedEx Express offers medical and dental coverage to eligible U.S. retirees and their eligible dependents. Vision coverage is provided for retirees, but not their dependents. Substantially all U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service with FedEx Express of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Life insurance benefits are provided only to retirees of the former Tiger International, Inc. who retired prior to acquisition.

The following table provides a reconciliation of the changes in the pension and postretirement health care plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2000 and a statement of the funded status as of May 31, 2000 and 1999:

                                                                                             Postretirement
                                                          Pension Plans                     Health Care Plans
                                                    ----------------------------       ---------------------------
                                                       2000              1999             2000             1999
                                                    ----------        ----------       ----------       ----------
                                                                           (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $4,104,887        $3,848,485       $  237,572       $  209,488
  Service cost                                         321,360           316,448           25,404           22,815
  Interest cost                                        314,723           269,521           18,841           16,375
  Amendments and benefit enhancements                    9,316           116,291               --            1,681
  Actuarial gain                                      (478,637)         (403,740)         (28,765)          (7,204)
  Plan participant contributions                            --                --            1,077              627
  Foreign currency exchange rate changes                  (618)            3,111               --               --
  Benefits paid                                        (56,882)          (45,229)          (8,860)          (6,210)
                                                   -----------        ----------       ----------       ----------
Benefit obligation at end of year                  $ 4,214,149        $4,104,887       $  245,269       $  237,572
                                                   ===========        ==========       ==========       ==========


CHANGE IN PLAN ASSETS
Fair value of plan assets at
     beginning of year                             $ 4,461,228        $3,989,131       $       --       $       --
  Actual return on plan assets                         576,881           399,932               --               --
  Foreign currency exchange rate changes                (5,192)           (1,283)              --               --
  Company contributions                                214,327           118,677            7,783            5,583
  Plan participant contributions                            --                --            1,077              627
  Benefits paid                                        (56,882)          (45,229)          (8,860)          (6,210)
                                                   -----------        ----------        ---------        ---------
Fair value of plan assets at end of year           $ 5,190,362        $4,461,228        $      --        $      --
                                                   ===========        ==========        =========        =========

FUNDED STATUS OF THE PLANS                         $   976,213        $  356,341        $(245,269)       $(237,572)
  Unrecognized actuarial gain                       (1,000,308)         (446,258)         (46,071)         (17,306)
  Unrecognized prior service cost                       97,256           107,940            1,557            1,681
  Unrecognized transition amount                         2,119             2,201               --               --
                                                   -----------        ----------        ---------        ---------
Prepaid (accrued) benefit cost                     $    75,280        $   20,224        $(289,783)       $(253,197)
                                                   ===========        ==========        =========        =========

AMOUNTS RECOGNIZED IN THE
BALANCE SHEET AT MAY 31:
  Prepaid benefit cost                             $   172,381        $   87,198        $      --        $      --
  Accrued benefit liability                            (97,101)          (66,974)        (289,783)        (253,197)
  Minimum pension liability                            (12,662)          (86,000)              --               --
  Intangible asset                                      12,662            86,000               --               --
                                                   -----------        ----------        ---------        ---------
Prepaid (accrued) benefit cost                     $    75,280        $   20,224        $(289,783)       $(253,197)
                                                   ===========        ==========        =========        =========


Net periodic benefit cost for the years ended May 31 was as follows:

                                                                                              Postretirement
                                                     Pension Plans                           Health Care Plans
                                          -----------------------------------        ----------------------------------
                                            2000         1999         1998             2000         1999         1998
                                          ---------    ---------    ---------        -------       -------      -------
                                                                         (In thousands)
Service cost                              $ 321,360    $ 316,448    $ 241,151        $25,404       $22,815      $17,758
Interest cost                               314,723      269,521      229,947         18,841        16,375       14,359
Expected return on plan assets             (492,894)    (436,735)    (345,795)            --            --           --
Net amortization and deferral                11,541        3,008        1,085            124            --         (414)
                                          ---------    ---------    ---------        -------       -------      -------
                                          $ 154,730    $ 152,242    $ 126,388        $44,369       $39,190      $31,703
                                          =========    =========    =========        =======       =======      =======

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

                                              2000         1999         1998            2000         1999         1998
                                             ------       ------       ------          ------       ------       ------

Discount rate                                 8.5%         7.5%         7.0%           8.3%         7.3%          7.2%
Rate of increase in future
  compensation levels                         5.0          4.6          4.6              -            -             -
Expected long-term rate of
  return on assets                           10.9         10.9         10.5              -            -             -

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $134,000,000, $94,800,000 and $2,700,000, respectively, as of May 31, 2000, and $169,600,000, $147,900,000 and $2,600,000,
respectively, as of May 31, 1999. The minimum pension liability and corresponding intangible asset recognized in the balance sheet at May 31, 1999 relate principally to the collective bargaining agreement between FedEx Express and the FPA. During 2000, FedEx Express obtained the necessary approvals to fund a substantial portion of these benefits in the qualified pension plan, and the minimum liability and related intangible asset have been reduced accordingly.

FedEx Express's future medical benefit costs were estimated to increase at an annual rate of 8.5% during 2001, decreasing to an annual growth rate of 6.3% in 2006 and thereafter. Future dental benefit costs were estimated to increase at an annual rate of 7.5% during 2001, decreasing to an annual growth rate of 6.3% in 2006 and thereafter. FedEx Express's cost is capped at 150% of the 1993 employer cost and, therefore, will not be subject to medical and dental trends after the capped cost is attained, projected to be in 2001. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation of FedEx Express at May 31, 2000, or 2000 benefit expense. Claims are paid as incurred.

PROFIT SHARING PLANS. The profit sharing plan covers a majority of U.S. employees age 21 and over, with at least one year of service with FedEx Express as of the contribution date. The plan provides for discretionary employer contributions, which are determined annually by the Board of Directors. Profit sharing expense was $108,700,000 in 2000, $119,300,000 in 1999 and $105,700,000
in 1998. Included in these expense amounts are cash distributions made directly to employees of $33,800,000, $37,100,000 and $43,100,000 in 2000, 1999 and 1998,
respectively.

NOTE 8: BUSINESS SEGMENT INFORMATION

FedEx Express is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

The following table presents FedEx Express's revenue by service type and geographic information for the years ended or as of May 31:


REVENUE BY SERVICE TYPE
                                              2000                  1999                  1998
                                           -----------           -----------           -----------
                                                               (In thousands)
Package:
       U.S. overnight                      $ 7,537,844           $ 7,185,462           $ 6,810,211
       U.S. deferred                         2,428,002             2,271,151             2,179,188
       International priority                3,551,593             3,018,828             2,731,140
Freight:
       U.S.                                    566,259               439,855               337,098
       International                           492,280               530,759               597,861
Other                                          492,360               533,222               599,343
                                           -----------           -----------           -----------
                                           $15,068,338           $13,979,277           $13,254,841
                                           ===========           ===========           ===========

GEOGRAPHIC INFORMATION (1)

Revenues:
       U.S.                                $10,712,195           $10,170,950           $ 9,665,342
       International                         4,356,143             3,808,327             3,589,499
                                           -----------           -----------           -----------
                                           $15,068,338           $13,979,277           $13,254,841
                                           ===========           ===========           ===========

Long-lived assets:
       U.S.                                $ 5,987,059           $ 5,640,776
       International                         1,011,683               996,784
                                           -----------           -----------
                                           $ 6,998,742           $ 6,637,560
                                           ===========           ===========

(1) International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

                                                             2000             1999             1998
                                                           --------         --------         --------
                                                                               (In thousands)
Interest (net of capitalized interest)                     $ 83,159         $ 94,235         $111,417
Income taxes                                                266,766          313,515          316,718

Noncash investing and financing activities for the years ended May 31 were as follows:

                                                             2000             1999             1998
                                                           --------         --------         --------
                                                                         (In thousands)
Fair value of assets surrendered under exchange
       agreements (with two airlines)                      $19,450          $48,248          $90,428
Fair value of assets acquired under
       exchange agreements                                  28,018           34,580           78,148
                                                           -------          -------          -------
Fair value of assets surrendered (under) over
       fair value of assets acquired                       $(8,568)         $13,668          $12,280
                                                           =======          =======          =======

NOTE 10: COMMITMENTS AND CONTINGENCIES

FedEx Express's annual purchase commitments under various contracts as of May 31, 2000, were as follows (in thousands):


                                                 Aircraft-
                             Aircraft            Related (1)          Other (2)           Total
                             --------            ----------           ---------         --------
2001                         $222,500              $427,600           $301,600          $951,700
2002                          252,000               381,300             18,300           651,600
2003                          441,700               456,900              7,600           906,200
2004                          235,000               446,500              7,600           689,100
2005                          165,400               452,200              7,600           625,200

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.
(2) Primarily facilities, vehicles, computer and other equipment.

At May 31, 2000, FedEx Express was committed to purchase 28 MD11s, 13 DC10s (in addition to those discussed in the following paragraph) and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $7,100,000 have been made toward these purchases.

FedEx Express has agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of May 31, 2000), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 11 additional DC10s along with additional aircraft engines and equipment.

In April 2000, put options were exercised by an airline requiring FedEx Express to purchase six DC10s (in addition to those discussed in the preceding paragraph) for a total purchase price of $26,400,000. Delivery of the aircraft is expected to be completed by April 2001.

In January 1999, put options were exercised by an airline requiring FedEx Express to purchase six

DC10s (in addition to those discussed above) for a total purchase price of $21,150,000. Delivery of five of the aircraft was completed by August 1999, and the commitment to purchase the sixth aircraft has been cancelled.

FedEx Corporation, FedEx Express's parent, has entered into jet fuel hedging contracts on behalf of FedEx Express, which are designed to limit its exposure to fluctuations in jet fuel prices. Under these jet fuel hedging contracts, FedEx Corporation makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, FedEx Express received $18,512,000 in 2000 and made payments of $28,764,000 in 1998. There was no jet fuel hedging activity in 1999. As of May 31, 2000, jet fuel hedging contracts in place to fix the price of jet fuel cover a total notional volume of 352,822,000 gallons or approximately one-third of the estimated usage in 2001. Based on current market prices, the fair value of these jet fuel hedging contracts, which have no carrying value, was an asset of approximately $51,060,000 at May 31, 2000. There were no such jet fuel hedging contracts in place at May 31, 1999.

NOTE 11: LEGAL PROCEEDINGS

FedEx Express is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx Express's financial position or results of operations.

NOTE 12: OTHER EVENTS

In 2000, FedEx Express recorded nonoperating gains of approximately $11,000,000 from the sale of securities and approximately $12,000,000 from the insurance settlement for a leased MD11 destroyed in October 1999.

To avoid service interruptions related to a threatened strike by the FPA in November 1998, FedEx Express and its parent company, FedEx Corporation, implemented strike contingency plans including entering into agreements for additional third-party air and ground transportation and establishing special financing arrangements. Subsequently, a five-year collective bargaining agreement was ratified by the FPA membership in February 1999 and became effective May 31, 1999. Costs associated with these contingency plans were approximately $91,000,000. Of these costs, approximately $81,000,000, primarily the cost of contracts for supplemental airlift and ground transportation, was included in operating expenses. The remaining $10,000,000 was included in nonoperating expenses and represents the costs associated with obtaining additional short-term financing capabilities.

In 1998, FedEx Express realized a net gain of $17,000,000 from the insurance settlement and the release from certain related liabilities on a leased MD11 aircraft destroyed in an accident in July 1997. The gain was recorded in operating and nonoperating income in substantially equal amounts.

NOTE 13: SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)

                                        First           Second             Third           Fourth
                                       Quarter          Quarter           Quarter          Quarter
                                      ----------       ----------        ----------       ----------
                                                             (In thousands)
2000
----
Revenues                              $3,586,806       $3,736,027        $3,757,833       $3,987,672
Operating income                         208,943          211,216           143,394          336,057
Income before income taxes               188,770          195,909           131,387          327,481
Net income                               114,206          118,525            79,489          198,126

1999 (1)
--------
Revenues                              $3,417,183       $3,482,236        $3,430,708       $3,649,150
Operating income                         219,072          250,939            95,274          306,191
Income before income taxes               192,682          228,313            65,244          284,461
Net income                               112,719          133,563            43,030          169,254

(1) Third quarter 1999 results included approximately $91,000,000 of expenses ($54,100,000 net of tax) for contingency plans made by FedEx Express related to the threatened strike by the FPA.

NOTE 14: RELATED PARTY TRANSACTIONS

As of May 31, 2000 and 1999, FedEx Express had net amounts due from its parent, FedEx Corporation, of $70,465,000 and $18,541,000, respectively. The 2000 amount comprises an intercompany operating payable of $16,425,000 included in Current Liabilities and $86,890,000 included in Other Assets. The 1999 amount comprises an intercompany operating payable of $62,720,000 included in Current Liabilities and $81,300,000 included in Other Assets. At May 31, 2000, FedEx Express also has a net receivable due from a subsidiary of FedEx Corporation of $9,652,000 included in Current Assets. The long-term amounts primarily represent the net activity from participation in FedEx Corporation's consolidated cash management program.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE



To Federal Express Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Federal Express Corporation included in this Form 10-K, and have issued our report thereon dated June 27, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of Federal Express Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   /s/ ARTHUR ANDERSEN LLP
                                                   -----------------------
                                                     Arthur Andersen LLP


Memphis, Tennessee
June 27, 2000

                                                                    SCHEDULE II


                         FEDERAL EXPRESS CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED MAY 31, 2000,
                         1999 AND 1998 (In thousands)

                                                               ADDITIONS
                                                    -------------------------------
                                 BALANCE AT          CHARGED TO          CHARGED TO                                 BALANCE AT
                                  BEGINNING          COSTS AND             OTHER                                      END OF
DESCRIPTION                        OF YEAR            EXPENSES            ACCOUNTS           DEDUCTIONS                YEAR
-----------                     ------------        -------------    ---------------         -----------           -------------
Accounts Receivable
Allowances
----------
2000..........................     $45,432            $57,711               $9,706 (A)        $56,332 (B)             $56,517
                                   =======            =======               ======            =======                 =======

1999..........................     $43,245            $47,527               $    --           $45,340 (B)             $45,432
                                   =======            =======               =======           =======                 =======

1998..........................     $36,175            $59,616               $    --           $52,546 (B)             $43,245
                                   =======            =======               =======           =======                 =======


Reserve Related to
Merger of FedEx
Express and Caliber
-------------------
1999....................           $   411            $    --               $    --           $   411 (C)             $    --
                                   =======            =======               =======           =======                 =======

1998....................           $    --            $14,000               $    --           $13,589 (C)             $   411
                                   =======            =======               =======           =======                 =======

(A) Reclassifications.
(B) Uncollectible accounts written off, net of recoveries.
(C) Amounts paid and charged to reserve.

                                         EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT

3.1 Restated Certificate of Incorporation of FedEx Express, as amended (Filed as Exhibit 3.1 to FedEx Express's FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2 By-laws of FedEx Express (Filed as Exhibit 3.2 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.1 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the "Authority") and FedEx Express. (Refiled as
                 Exhibit 10.12 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2 First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and FedEx Express. (Filed as Exhibit 10.13 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3 Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Refiled as Exhibit 10.14 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4             Third Supplemental Lease Agreement dated November 1,
                 1982 between the Authority and FedEx Express. Filed as
                 Exhibit 28.22 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5 Fourth Supplemental Lease Agreement dated July 1, 1983 between the Authority and FedEx Express. (Filed as Exhibit
                 28.23 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6 Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit
                 28.24 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7 Sixth Supplemental Lease Agreement dated April 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit
                 28.25 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8 Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.26 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.9 Eighth Supplemental Lease Agreement dated July 1, 1988 between the Authority and FedEx Express. (Filed as Exhibit
                 28.27 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10 Ninth Supplemental Lease Agreement dated July 12, 1989 between the Authority and FedEx Express. (Filed as Exhibit
                 28.28 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11 Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and FedEx Express. (Filed as Exhibit
                 28.29 to FedEx Express's FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12 Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.21 to FedEx Express's FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13 Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit
                 10.23 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14 Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.23 to FedEx Express's FY96 Annual Report on
                 Form 10-K, and incorporated herein by reference.)

10.15 Fourteenth Supplemental Lease Agreement dated as of January 1, 1996 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.24 to FedEx Express's FY96 Annual Report on
                 Form 10-K, and incorporated herein by reference.)

10.16 Fifteenth Supplemental Lease Agreement dated as of January 1, 1997 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.1 to FedEx Express's FY97 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17 Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.28 to FedEx Express's FY97 Annual Report on
                 Form 10-K, and incorporated herein by reference.)

10.18 Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.29 to FedEx Express's FY97 Annual Report on
                 Form 10-K, and incorporated herein by reference.)

10.19 Eighteenth Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.2 to FedEx Express's FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20 Nineteenth Supplemental Lease Agreement dated as of September 1, 1998 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.1 to FedEx Express's FY99 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21 Twentieth Supplemental Lease Agreement dated as of April 1, 2000 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.21 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22 Twenty-First Supplemental Lease Agreement dated as of May 15, 2000 between the Authority and FedEx Express. (Filed as
                 Exhibit 10.22 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.23 Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.24 Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Refiled as Exhibit 10.25 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.25 Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26 Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27 Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29 Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit
                 10.79 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30 Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.93 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31 Amendments dated March 19, 1998 and January 1999, amending the Sales Agreement dated April 7, 1995, between American Airlines, Inc. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2, to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32 Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Express's FY97 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33 Letter Agreement No. 3 dated July 15, 1997, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express's FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34 Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and February 26, 1998, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to FedEx Express's FY98 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35 Letter Agreement No. 9 dated January 27, 1999, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36 Amendment No. 1 dated January 22, 1999, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37 Letter Agreement Nos. 8, 11, 13, 14 and 15 dated January 14, 2000, January 14, 2000, December 1, 1999, November 18, 1999 and
                 October 30, 1999, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.37 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38 Credit Agreement dated January 15, 1998 among FedEx and The First National Bank of Chicago, individually and as agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39 Amendment No. 1 dated as of December 10, 1998 to Credit Agreement dated as of January 15, 1998 among FedEx, The
                 First National Bank of Chicago, as Agent, and certain
                 Lenders. (Filed as Exhibit 10.2 to FedEx's FY99 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40 Extension Agreement dated as of October 15, 1999 to Credit Agreement dated as of January 15, 1998 among FedEx, The First National Bank of Chicago, as Agent, and certain Lenders. (Filed as Exhibit 10.1 to FedEx's FY00 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

                 FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.41 1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express's Registration Statement No. 33-20138 on Form S-8 and incorporated herein by reference.)

10.42 1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.43 1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY93 Definitive Proxy Statement, Commission File No. 1-7806, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express's FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44 Amendment to FedEx Express's 1980, 1983, 1984, 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.45 Amendment to FedEx Express's 1983, 1984, 1987, 1989 and 1993 Stock Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express's FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.46 1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY95 Definitive Proxy Statement, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

10.47            Amendment to FedEx Express's 1980, 1983, 1984, 1987,
                 1989, 1993 and 1995 Stock Incentive Plans. (Filed as
                 Exhibit 10.79 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.48 1997 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (1997 Stock Incentive Plan was filed as Annex E to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to FedEx's Registration Statement on Form S-4, Commission File No. 333-39483, and incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's Registration Statement No. 333-03443 on Form S-8, and incorporated herein by reference.)

10.49            Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit
                 A to FedEx's FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.50 1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx's Registration Statement No. 333-34934 on Form S-8, and incorporated herein by reference, and the form of stock option agreement was filed as
                 Exhibit 4.4 to FedEx's Registration Statement No. 333-34934 on Form S-8, and incorporated herein by reference.)

10.51 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to FedEx Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.52 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (1995 Restricted Stock Plan filed as Exhibit B to FedEx Express's FY95 Definitive Proxy Statement, and incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx Express's FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.53 1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.54 FedEx Express's Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.55            Description of Management Performance Bonus Plan. (Filed as
                 Exhibit 10.55 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.56            Description of Long-Term Performance Bonus Plan. (Filed as
                 Exhibit 10.56 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.57            FedEx's Retirement Plan for Outside Directors. (Filed as
                 Exhibit 10.85 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.58 First Amendment to FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit 10.86 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59 FedEx's Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.60 Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr. and Kenneth R. Masterson. (Filed as Exhibit 10.60 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.61 Consulting Agreement, dated as of July 14, 2000, by and between FedEx Corporation and Dennis H. Jones. (Filed as
                 Exhibit 10.61 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

*12              Statement re Computation of Ratio of Earnings to Fixed Charges.

*23              Consent of Independent Public Accountants.

*24              Powers of Attorney.

*27              Financial Data Schedule (electronic filing only).


----------------------

* Filed herewith.