Form 10-Q
period 2000-08-31
FEDERAL EXPRESS CORP
filed 2000-10-11
CIK 230211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2000, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     ______________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of September 30, 2000 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                               PAGE
ITEM 1: Financial Statements
     Condensed Consolidated Balance Sheets
       August 31, 2000 and May 31, 2000...................................................................      3-4

     Condensed Consolidated Statements of Income
       Three Months Ended August 31, 2000
       and August 31, 1999................................................................................        5

     Condensed Consolidated Statements of Cash Flows
       Three Months Ended August 31, 2000
       and August 31, 1999................................................................................        6

     Notes to Condensed Consolidated Financial Statements.................................................      7-9

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants..................................................................       10

     Report of Independent Public Accountants.............................................................       11

ITEM 2: Management's Discussion and Analysis of Results of
       Operations and Financial Condition.................................................................    12-14

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk........................................       14

                           PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K..................................................................       15

     Signatures...........................................................................................       16

     EXHIBIT INDEX........................................................................................      E-1


                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS


                                                                                    August 31,
                                                                                       2000         May 31,
                                                                                   (Unaudited)      2000
                                                                                --------------   -----------
                                                                                        (In thousands)
Current Assets:
     Cash and cash equivalents....................................................$    99,696  $    88,630
     Receivables, less allowances of
       $62,042,000 and $56,517,000................................................  2,082,698    2,088,854
     Spare parts, supplies and fuel...............................................    239,101      247,372
     Deferred income taxes........................................................    247,525      247,802
     Prepaid expenses and other...................................................     39,493       69,139
                                                                                  -----------    -----------
         Total current assets.....................................................  2,708,513    2,741,797

Property and Equipment, at Cost................................................... 11,425,356   12,958,570
     Less accumulated depreciation and amortization...............................  6,026,968    6,846,647
                                                                                  -----------   -----------

         Net property and equipment...............................................  5,398,388    6,111,923

Other Assets:
     Goodwill.....................................................................    324,911      327,765
     Due from parent..............................................................    106,180       86,890
     Other........................................................................    518,708      472,164
                                                                                  -----------    -----------

         Total other assets.......................................................    949,799      886,819
                                                                                  -----------    -----------

                                                                                  $ 9,056,700  $ 9,740,539
                                                                                  ===========   ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND OWNER'S EQUITY


                                                                                    August 31,
                                                                                       2000         May 31,
                                                                                   (Unaudited)       2000
                                                                                  -------------   ----------
                                                                                        (In thousands)
Current Liabilities:
     Current portion of long-term debt............................................ $   22,339    $    6,339
     Accrued salaries and employee benefits.......................................    543,474       636,375
     Accounts payable.............................................................    857,648       956,929
     Accrued expenses.............................................................    839,724       805,800
     Due to parent company........................................................     30,486        16,425
                                                                                   ----------     ----------

         Total current liabilities................................................  2,293,671     2,421,868

Long-Term Debt, Less Current Portion..............................................  1,038,491     1,054,430

Deferred Income Taxes.............................................................    135,623       240,569

Other Liabilities.................................................................  1,676,464     1,657,405

Commitments (Note 3)

Owner's Equity:
     Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding............................          -             -
     Additional paid-in capital...................................................    297,689       894,718
     Retained earnings ...........................................................  3,650,891     3,505,422
     Accumulated other comprehensive income.......................................    (36,129)      (33,873)
                                                                                   ----------    ----------

         Total owner's equity.....................................................  3,912,451     4,366,267
                                                                                   ----------    ----------

                                                                                   $9,056,700    $9,740,539
                                                                                  ===========   ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                              August 31,
                                                                                  -------------------------------
                                                                                     2000                1999
                                                                                  ----------         ------------
                                                                                          (In thousands)
Revenues                                                                          $3,915,681         $3,586,806
Operating Expenses:
     Salaries and employee benefits............................................... 1,595,450          1,609,060
     Purchased transportation.....................................................   150,360            131,352
     Rentals and landing fees.....................................................   343,512            346,742
     Depreciation and amortization................................................   197,264            242,077
     Fuel                                                                            240,589            180,821
     Maintenance and repairs......................................................   267,721            238,281
     Intercompany charges (Note 5)................................................   327,146             15,174
     Other........................................................................   535,911            614,356
                                                                                  ----------         ----------
                                                                                   3,657,953          3,377,863
                                                                                  ----------         ----------
Operating Income..................................................................   257,728            208,943

Other Income (Expense):
     Interest, net................................................................   (19,313)           (19,024)
     Other, net...................................................................    (1,878)            (1,149)
                                                                                  ----------          ----------

                                                                                     (21,191)           (20,173)
                                                                                  ----------         ----------

Income Before Income Taxes........................................................   236,537            188,770

Provision for Income Taxes........................................................    91,067             74,564
                                                                                  ----------         ----------

Net Income........................................................................$  145,470         $  114,206
                                                                                  ==========         ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                         August 31,
                                                                                  ---------------------------
                                                                                     2000            1999
                                                                                  ----------    -------------
                                                                                        (In thousands)

Net Cash Provided by Operating Activities.........................................$   227,348    $   206,385

Investing Activities:
     Purchases of property and equipment..........................................   (199,103)      (307,240)
     Proceeds from disposition of property
       and equipment:
         Reimbursements of A300 and MD11 deposits.................................          -         22,377
         Other dispositions.......................................................      2,937         82,567
     Other, net...................................................................       (826)           257
                                                                                  ----------    -------------

Net cash used in investing activities.............................................   (196,992)      (202,039)

Financing Activities:
     Principal payments on debt...................................................          -        (12,500)
     Net (payments) receipts from parent company..................................    (19,290)        18,289
                                                                                  -----------    -----------

Net cash (used in) provided by financing activities...............................    (19,290)         5,789
                                                                                  -----------    -----------

Net increase in cash and cash equivalents.........................................     11,066         10,135
Cash and cash equivalents at beginning of period..................................     88,630         88,238
                                                                                  -----------    -----------

Cash and cash equivalents at end of period........................................$    99,696    $    98,373
                                                                                  ===========    ===========

Cash payments for:
     Interest (net of capitalized interest).......................................$    21,257    $    18,199
                                                                                  ===========    ===========
     Income taxes.................................................................$   108,968    $    12,943
                                                                                  ===========    ===========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)....................................$         -    $    11,670
     Fair value of assets acquired under
       exchange agreements........................................................      1,779          9,674
                                                                                  -----------    -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired..............................................$    (1,779)   $     1,996
                                                                                  ===========    ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These interim financial statements of Federal Express Corporation ("FedEx Express" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of August 31, 2000 and the consolidated results of its operations and cash flows for the three-month periods ended August 31, 2000 and August 31, 1999. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

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

       FedEx Corporation, the Company's parent, has entered into contracts on behalf of FedEx Express that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company's parent makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, the Company will receive $26,933,786 for the first quarter of 2001. As of August 31, 2000, contracts in place to fix the price of jet fuel cover a total notional volume of 272,414,000 gallons through the second quarter of 2002. Based on current market prices, the fair value of these jet fuel hedging contracts was an asset of approximately $79,365,000 at August 31, 2000. As of September 26, 2000, contracts in place to fix the price of jet fuel cover approximately 40% of the expected jet fuel usage for 2001 and approximately 18% through the third quarter of 2002.

       Certain prior period amounts have been reclassified to conform to the current presentation.

(2) COMPREHENSIVE INCOME

       The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:

                                                                                         Three Months
                                                                                       Ended August 31,
                                                                                    ----------------------
                                                                                       2000        1999
                                                                                    ---------    ---------
                                                                                        (In thousands)
     Net income...................................................................  $145,470     $114,206
     Other comprehensive income:
         Foreign currency translation adjustments, net of
           deferred tax benefit of $1,263,000 and deferred taxes of $154,000......    (2,257)       1,205
                                                                                    --------     --------

         Comprehensive income.....................................................  $143,213     $115,411
                                                                                    ========     ========

(3)  COMMITMENTS

     As of August 31, 2000, the Company's purchase commitments for the remainder of 2001 and annually thereafter under various contracts are as follows (in thousands):


                                              Aircraft-
                                 Aircraft     Related(1)      Other(2)          Total
                                ---------     ---------       --------        ---------
       2001 (remainder)         $207,700       $315,900       $198,800        $722,400
       2002                      235,100        429,500          6,200         670,800
       2003                      342,400        457,400              -         799,800
       2004                      271,200        417,800              -         689,000
       2005                      256,100        453,700              -         709,800


(1) Primarily aircraft modifications, rotables, spare parts and spare engines.

(2) Primarily vehicles, facilities, computers and other equipment.

       The Company is committed to purchase 11 DC10s, 28 MD11s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $7,100,000 have been made toward these purchases.

       The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of August 31, 2000), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 14 additional DC10s along with additional aircraft engines and equipment.

(4) RELATED PARTY TRANSACTIONS

         The following table represents FedEx Express' related party balances outstanding at August 31, 2000 and May 31, 2000 (in thousands). The long-term amounts primarily represent the net activity from participation in FedEx Corporation's consolidated cash management program.

 August 31, 2000               Other
                               Current     Other Assets      Current        Due From/
                               Assets      (Non-current)   Liabilities      (Due To)
                              -----------------------------------------   ----------------
FedEx Corporation             $     -     $106,180       $(30,486)        $ 75,694

Other Corporate
  Subsidiaries                  7,535            -        (61,705)         (54,170)
------------------------------------------------------------------------------------------


May 31, 2000                Other
                            Current     Other Assets      Current         Due From/
                            Assets      (Non-Current)   Liabilities       (Due To)
                            ------      -------------   -----------     -------------
FedEx Corporation          $   -       $ 86,890         $(16,425)       $ 70,465

Other Corporate
  Subsidiaries                 -              -                -               -
------------------------------------------------------------------------------------------

(5) INTERCOMPANY TRANSACTIONS

       The formation of FedEx Corporate Services Inc. ("FedEx Services"), a subsidiary of the Company's parent, FedEx Corporation, has changed the way certain costs are captured and allocated between the various FedEx Corporation operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express are now incurred at FedEx Services and allocated to FedEx Corporation's operating segments using various, relevant metrics and are included in the line item "Intercompany charges". Consequently, certain expense data presented is not comparable to prior periods. The Company's parent believes the total amounts allocated to FedEx Express reasonably reflect the cost of providing such services.

       In addition, certain net assets owned by FedEx Express were transferred to FedEx Corporation in connection with the formation of FedEx Services.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS

       Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of August 31, 2000, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2000 and August 31, 1999 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2000 and August 31, 1999, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

       We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of August 31, 2000 and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

       Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

       We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Federal Express Corporation as of May 31, 2000 and the related consolidated statements of income, changes in owner's equity and comprehensive income and cash flows for the year then ended. In our report dated June 27, 2000, we expressed an unqualified opinion on those financial statements, which are not presented herein. In our opinion, the accompanying condensed consolidated balance sheet as of May 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                               /s/ Arthur Andersen LLP

                               Arthur Andersen LLP


Memphis, Tennessee
September 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

-----------------------------------------------------------------------------------------------------------
                                                                                       Percent
                                                      2000            1999(1)          Change
                                                      ----            -------         --------
Revenues:
   Package:
       U.S. overnight box(2)                        $1,479           $1,380             + 7
       U.S. overnight envelope(3)                      472              452             + 4
       U.S. deferred                                   618              559             +11
       International Priority (IP)                     984              819             +20
                                                    ------           ------
           Total package revenue                     3,553            3,210             +11

   Freight:
       U.S.                                            162              130             +25
       International                                   115              127             - 9
                                                    ------           ------
           Total freight revenue                       277              257             + 8

   Other                                                86              120             -28
                                                    ------           ------
           Total revenues                           $3,916           $3,587             + 9

Operating Expenses:
   Salaries and employee benefits                    1,595
   Purchased transportation                            150
   Rentals and landing fees                            344
   Depreciation and amortization                       197
   Fuel                                                241
   Maintenance and repairs                             268
   Intercompany charges                                327
   Other                                               536
                                                    ------
       Total operating expenses                      3,658            3,378             + 8
                                                    ------           ------
Operating income                                    $  258           $  209             +23
                                                    ======           ======
------------------------------------------------------------------------------------------------

Package statistics:
   Average daily packages:
       U.S. overnight box                            1,254            1,205             + 4
       U.S. overnight envelope                         758              748             + 1
       U.S. deferred                                   876              839             + 4
       IP                                              338              297             +14
                                                    ------           ------
           Total Packages                            3,226            3,089             + 4

   Revenue per package (yield):
       U.S. overnight box                          $ 18.15          $ 17.62             + 3
       U.S. overnight envelope                        9.59             9.31             + 3
       U.S. deferred                                 10.85            10.25             + 6
       IP                                            44.80            42.42             + 6
           Package Composite                         16.95            15.99             + 6

Freight statistics:
   Average daily pounds:
       U.S.                                          4,369            4,555             - 4
       International                                 2,312            2,505             - 8
                                                   -------          -------
           Total Freight                             6,681            7,060             - 5

   Revenue per pound (yield):
       U.S.                                        $   .57          $   .44             +30
      International                                    .76              .78             - 3
      Freight Composite                                .64              .56             +14

(1) Operating expense detail for the three month period ended August 31, 1999 has been omitted, as this data is not comparable to the three month period ended August 31, 2000. See Note 5 to Condensed Consolidated Financial Statements.

(2) The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

(3) The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

       Revenues

       Total package revenue increased 11% year over year in the first quarter of 2001, principally due to increases in IP and U.S. overnight box volumes and yields. Average daily package volume growth rates for U.S. domestic overnight box and U.S. domestic deferred services each increased more than 4% during the quarter. We attribute this growth to, among other things, our parent corporation's new sales and marketing strategies.

       Total freight revenue for the first quarter of 2001 increased due to significantly improved yields in U.S. freight, offset by anticipated declines in domestic freight volume and international freight volume and yield.

       Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. As expected, hushkit sales were immaterial in the first quarter of 2001.

       Operating Income

       Operating income for the first quarter of 2001 increased 23% year over year despite higher fuel costs. Improved yield, cost containment and productivity enhancement programs contributed to the increased first quarter of 2001 operating margin, which combined with volume growth led to the strong growth in operating income. Staffing levels in general and administrative support functions were held flat, and discretionary spending was reduced. A 29% increase in average jet fuel price per gallon contributed to a negative impact of approximately $52 million on first quarter total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. Fuel surcharges implemented during 2000 offset the increase in fuel costs in the quarter. Maintenance and repairs expense increased year over year due to the timing of scheduled maintenance.

       Year-over-year comparisons were also affected by the reduction in the contribution from sales of hushkits. Operating profit from these sales was less than $1 million in the first quarter of 2001, compared to $15 million in the first quarter of the prior year.

       Actual results for the remainder of the year may vary depending on, but not limited to, the continued successful implementation of our parent corporation's reorganization and rebranding initiative, the impact of competitive pricing changes, customer responses to yield management initiatives, the timing and extent of network refinement, actions by our competitors and jet fuel prices.

FINANCIAL CONDITION

       Liquidity

       Cash and cash equivalents totaled $100 million at August 31, 2000, compared to $89 million at May 31, 2000. Cash flows from operating activities during first quarter of 2001 totaled $227 million, compared to $206 million for the prior year period.

       We believe that cash flow from operations and FedEx Corporation's commercial paper program and revolving bank credit facility will adequately provide for the Company's working capital needs for the foreseeable future.

       Capital Resources

       Our operations require significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

       We have historically financed our capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. In June 2000, FedEx Express filed a shelf registration with the Securities and Exchange Commission, indicating that we may issue up to $450 million in pass-through certificates in one or more offerings to finance or refinance leveraged operating aircraft leases. For information on the Company's purchase commitments, see Note 3 of Notes to Condensed Consolidated Financial Statements.

     We believe that the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for the Company's future capital needs.

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

                                      * * *

       CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE THE COMPANY OPERATES, CONTINUED INCREASES IN FUEL COSTS AND THE ABILITY TO MITIGATE THE EFFECTS OF SUCH INCREASES THROUGH FUEL SURCHARGES AND HEDGING ACTIVITIES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE SECURITIES AND EXCHANGE COMMISSION FILINGS OF THE COMPANY AND FEDEX CORPORATION.

       EXCEPT AS OTHERWISE INDICATED, REFERENCES TO YEARS MEANS THE COMPANY'S FISCAL YEAR ENDING MAY 31, 2001 OR ENDED MAY 31 OF THE YEAR REFERENCED.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 2000. Foreign currency fluctuations during the first quarter of 2001 did not have a material effect on the results of operations for the period. Many of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       Exhibit
       Number         Description of Exhibit
      --------        -----------------------
          10.1      Extension Agreement dated as of October 2, 2000 to Credit
                    Agreement dated as of January 15, 1998 among FedEx
                    Corporation, certain Lenders named therein and Bank One, NA
                    (formerly known as The First National Bank of Chicago), in its capacity as Agent (filed as Exhibit 10.1 to FedEx
                    Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000, and incorporated herein by
                    reference).

          12.1      Computation of Ratio of Earnings to Fixed Charges.

          15.1      Letter re: Unaudited Interim Financial Statements.

          27        Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K.

       No Current Reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FEDERAL EXPRESS CORPORATION

Date:   October 9, 2000              /s/ MICHAEL W. HILLARD
                                     ------------------------------------------
                                     MICHAEL W. HILLARD
                                     VICE PRESIDENT & CONTROLLER
                                    (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
--------         ----------------------
  10.1           Extension Agreement dated as of October 2, 2000 to Credit
                 Agreement dated as of January 15, 1998 among FedEx Corporation, certain Lenders named therein and Bank One, NA (formerly known as The First National Bank of Chicago), in its capacity as
                 Agent (filed as Exhibit 10.1 to FedEx Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended August 31, 2000, and incorporated herein by reference).

 12.1            Computation of Ratio of Earnings to Fixed Charges.

 15.1            Letter re: Unaudited Interim Financial Statements.

 27              Financial Data Schedule (electronic filing only).
