Form 10-Q
period 2000-11-30
FEDERAL EXPRESS CORP
filed 2001-01-12
CIK 230211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2000, OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ---------- TO
     ----------.



                         COMMISSION FILE NUMBER: 1-7806


                           FEDERAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                        71-0427007
     (State of incorporation)                             (I.R.S. Employer
                                                         Identification No.)
      3610 Hacks Cross Road
       Memphis, Tennessee                                   38125
      (Address of principal                               (Zip Code)
        executive offices)

                                 (901) 369-3600
              (Registrant's telephone number, including area code)

                  2005 Corporate Avenue,   Memphis, TN 38132
                  ------------------------------------------
               Former name, former address or former fiscal year,
                           if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of common stock outstanding as of December 31, 2000 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)


                                      INDEX



                          PART I. FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets
       November 30, 2000 and May 31, 2000..............................      3-4

     Condensed Consolidated Statements of Income
       Three and Six-Months Ended November 30, 2000 and 1999...........        5

     Condensed Consolidated Statements of Cash Flows
       Six-Months Ended November 30, 2000
       and November 30, 1999...........................................        6

     Notes to Condensed Consolidated Financial Statements..............      7-9

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants...............................       10

     Report of Independent Public Accountants..........................       11

ITEM 2: Management's Discussion and Analysis of Results of
       Operations and Financial Condition..............................    12-15

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk........    16


                           PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K...............................       17

     Signatures........................................................       18

     EXHIBIT INDEX.....................................................      E-1

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                  November 30,
                                                                                      2000       May 31,
                                                                                  (Unaudited)     2000
                                                                                  -----------   ----------
                                                                                       (In thousands)
Current Assets:
     Cash and cash equivalents....................................................$    92,591  $    88,630
     Receivables, less allowances of
       $62,604,000 and $56,517,000................................................  2,133,610    2,088,854
     Spare parts, supplies and fuel...............................................    240,936      247,372
     Deferred income taxes........................................................    288,156      247,802
     Prepaid expenses and other...................................................     35,284       69,139
                                                                                  -----------  -----------

         Total current assets.....................................................  2,790,577    2,741,797

Property and Equipment, at Cost................................................... 11,597,307   12,958,570
     Less accumulated depreciation and amortization...............................  6,172,651    6,846,647
                                                                                  -----------  -----------

         Net property and equipment...............................................  5,424,656    6,111,923

Other Assets:
     Goodwill.....................................................................    332,623      327,765
     Due from parent..............................................................    341,485       86,890
     Other........................................................................    513,432      472,164
                                                                                  -----------  -----------

         Total other assets.......................................................  1,187,540      886,819
                                                                                  -----------  -----------

                                                                                  $ 9,402,773  $ 9,740,539
                                                                                  ===========  ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY

                                                                                  November 30,
                                                                                     2000          May 31,
                                                                                  (Unaudited)        2000
                                                                                  -----------    ----------
                                                                                       (In thousands)
Current Liabilities:
     Current portion of long-term debt............................................ $   22,339    $    6,339
     Accrued salaries and employee benefits.......................................    617,994       636,375
     Accounts payable.............................................................    984,647       956,929
     Accrued expenses.............................................................    843,533       805,800
     Due to parent company........................................................      8,468        16,425
                                                                                   ----------    ----------

         Total current liabilities................................................  2,476,981     2,421,868

Long-Term Debt, Less Current Portion..............................................  1,038,551     1,054,430

Deferred Income Taxes.............................................................    127,997       240,569

Other Liabilities.................................................................  1,702,868     1,657,405

Commitments (Note 3)

Owner's Equity:
     Common Stock, $.10 par value;
       1,000 shares authorized, issued and outstanding............................          -             -
     Additional paid-in capital...................................................    297,688       894,718
     Retained earnings ...........................................................  3,806,272     3,505,422
     Accumulated other comprehensive income.......................................    (47,584)      (33,873)
                                                                                   ----------    ----------

         Total owner's equity.....................................................  4,056,376     4,366,267
                                                                                   ----------    ----------

                                                                                   $9,402,773    $9,740,539
                                                                                   ==========    ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                  FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended            Six Months Ended
                                                        November 30,                 November 30,
                                                  ------------------------     ------------------------
                                                     2000           1999          2000          1999
                                                  -----------    ----------    ----------    ----------
                                                                      (In thousands)
Revenues..........................................$3,981,092     $3,736,027    $7,896,773    $7,322,833

Operating Expenses:
     Salaries and employee benefits .............. 1,582,184      1,639,851     3,177,634     3,248,911
     Purchased transportation.....................   146,876        138,571       297,236       269,923
     Rentals and landing fees.....................   354,267        364,831       697,779       711,573
     Depreciation and amortization................   200,687        245,124       397,951       487,201
     Fuel.........................................   300,505        217,328       541,094       398,149
     Maintenance and repairs......................   238,114        258,204       505,835       496,485
     Intercompany charges (Note 5)................   345,508         21,121       672,654        36,295
     Other........................................   542,441        639,781     1,078,352     1,254,137
                                                  ----------     ----------    ----------    ----------

                                                   3,710,582      3,524,811     7,368,535     6,902,674
                                                  ----------     ----------    ----------    ----------

Operating Income..................................   270,510        211,216       528,238       420,159

Other Income (Expense):
     Interest, net................................   (18,586)       (19,525)      (37,899)      (38,549)
     Other, net...................................       725          4,218        (1,153)        3,069
                                                  ----------     ----------    ----------    ----------

                                                     (17,861)       (15,307)      (39,052)      (35,480)
                                                  ----------     ----------    ----------    ----------

Income Before Income Taxes........................   252,649        195,909       489,186       384,679

Provision for Income Taxes........................    97,270         77,384       188,337       151,948
                                                  ----------     ----------    ----------    ----------

Net Income........................................$  155,379     $  118,525    $  300,849    $  232,731
                                                  ==========     ==========    ==========    ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                        November 30,
                                                                                  ---------------------------
                                                                                     2000               1999
                                                                                  ----------         --------
                                                                                        (In thousands)
Net Cash Provided by Operating Activities.........................................$   692,130    $   531,341

Investing Activities:
     Purchases of property and equipment..........................................   (516,972)      (706,584)
     Proceeds from disposition of property
       and equipment:
         Sales-leaseback transaction..............................................     80,000              -
         Reimbursements of A300 and MD11 deposits.................................          -         24,377
         Other dispositions.......................................................      5,053        139,647
     Other, net...................................................................     (1,655)           408
                                                                                  -----------     ----------

Net cash used in investing activities.............................................   (433,574)      (542,152)

Financing Activities:
     Principal payments on debt...................................................          -        (12,500)
     Net (payments) receipts from parent company..................................   (254,595)        22,371
                                                                                  -----------    -----------

Net cash (used in) provided by financing activities...............................   (254,595)         9,871
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents..............................      3,961           (940)
Cash and cash equivalents at beginning of period..................................     88,630         88,238
                                                                                  -----------    -----------

Cash and cash equivalents at end of period........................................$    92,591    $    87,298
                                                                                  ===========    ===========

Cash payments for:
     Interest (net of capitalized interest).......................................$    41,933    $    40,841
                                                                                  ===========    ===========
     Income taxes.................................................................$   256,108    $   150,948
                                                                                  ===========    ===========

Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)....................................$         -    $    19,450
     Fair value of assets acquired under
       exchange agreements........................................................      1,785         18,903
                                                                                  -----------    -----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired..............................................$    (1,785)   $       547
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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of November 30, 2000 and the consolidated results of its operations for the three- and six-month periods ended November 30, 2000 and 1999, and cash flows for the six-month periods ended November 30, 2000 and 1999. Operating results for the three- and six-month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

     The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138 and is now effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS No. 133 will depend on the amount, timing and nature of any agreements entered into by the Company. Management has not yet completed its estimate of the effect of the adoption of this Statement.

     FedEx Corporation, the Company's parent, has entered into contracts on behalf of FedEx Express that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company's parent makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, the Company received $30,493,000 for the second quarter of 2001 and $57,427,000 for the first half of 2001. Through the first half of 2000, there were no such settlements. As of November 30, 2000, contracts in place to fix the price of jet fuel covered a total notional volume of 521,920,000 gallons through 2002. Based on current market prices, the fair value of these jet fuel hedging contracts was an asset of approximately $14,534,000 at November 30, 2000 and $51,060,000 at May 31, 2000. As of December 31, 2000, contracts in place to fix the price of jet fuel covered approximately 41% of the expected jet fuel usage for 2001 and approximately 33% through 2002.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(2)  COMPREHENSIVE INCOME

     The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:


                                                                                           Three Months
                                                                                        Ended November 30,
                                                                                    --------------------------
                                                                                      2000              1999
                                                                                    --------          --------
                                                                                        (In thousands)
     Net income...................................................................  $155,379          $118,525
     Other comprehensive income:
       Foreign currency translation adjustments,
         net of deferred tax benefit of $2,486,000 and
         deferred taxes of $577,000...............................................   (11,453)            2,476
                                                                                    --------          --------

       Comprehensive income.......................................................  $143,926          $121,001
                                                                                    ========          ========


                                                                                           Six Months
                                                                                        Ended November 30,
                                                                                    --------------------------
                                                                                      2000              1999
                                                                                    --------          --------
                                                                                         (In thousands)
     Net income...................................................................  $300,849          $232,731
     Other comprehensive income:
       Foreign currency translation adjustments,
         net of deferred tax benefit of $3,749,000 and
         deferred taxes of $732,000...............................................   (13,710)            3,681
                                                                                    --------          --------

       Comprehensive income.......................................................  $287,139          $236,412
                                                                                    ========          ========

(3)  COMMITMENTS

       As of November 30, 2000, the Company's purchase commitments for the remainder of 2001 and annually thereafter under various contracts are as follows (in thousands):


                                                            Aircraft-
                                      Aircraft              Related(1)       Other(2)                Total
                                     ---------            -------------      --------              --------
       2001 (remainder)               $186,700            $263,400           $145,500              $595,600
       2002                            400,500             421,500             15,100               837,100
       2003                            482,300             516,700                300               999,300
       2004                            354,100             479,900                  -               834,000
       2005                            176,100             512,900                  -               689,000

(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities, computers and other equipment.

     The Company is committed to purchase 11 DC10s, 29 MD11s, 8 A300s, 8 A310s, and 75 Ayres ALM 200s to be delivered through 2006. Deposits and progress payments of $9,050,000 have been made toward these purchases.

     The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of November 30, 2000), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2001. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 12 additional DC10s along with additional aircraft engines and equipment.

     Lease commitments added since May 31, 2000 for the one MD11 purchased in 2000 and subsequently sold and leased back, are as follows (in thousands):

     2001              $  1,025
     2002                 5,011
     2003                 6,719
     2004                 6,568
     2005                 7,076
     Thereafter         116,122

(4)  RELATED PARTY TRANSACTIONS

     The following table represents FedEx Express' related party balances outstanding at November 30, 2000 and May 31, 2000 (in thousands). The long-term amounts primarily represent the net activity from participation in FedEx Corporation's consolidated cash management program.


November 30, 2000      Other
                      Current     Other Assets         Current        Due From/
                      Assets      (Non-Current)      Liabilities      (Due To)
                      -------     -------------      -----------      --------
FedEx Corporation    $       -       $341,485        $   (8,468)       $333,017

Other Corporate
  Subsidiaries           8,175              -           (87,408)        (79,233)
-------------------------------------------------------------------------------

May 31, 2000          Other
                      Current     Other Assets         Current        Due From/
                      Assets      (Non-Current)      Liabilities      (Due To)
                      -------     -------------      -----------      --------

FedEx Corporation    $       -       $ 86,890        $  (16,425)       $ 70,465

Other Corporate
  Subsidiaries               -              -              -                  -
-------------------------------------------------------------------------------

(5)  INTERCOMPANY TRANSACTIONS

     The formation of FedEx Services Inc., ("FedEx Express"), a subsidiary of the Company's parent, FedEx Corporation, has changed the way certain costs are captured and allocated between the various FedEx Corporation operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express are now incurred at FedEx Services and allocated to FedEx Corporation's operating segments using various relevant metrics and are included in the line item "Intercompany charges". Consequently, certain expense data presented is not comparable to prior periods. The Company's parent believes the total amounts allocated to FedEx Express reasonably reflect the cost of providing such services.

     In addition, certain net assets owned by FedEx Express were transferred to FedEx Corporation in connection with the formation of FedEx Services.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS


     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of November 30, 2000, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2000 and 1999, included herein, as indicated in their report thereon included on page 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of November 30, 2000 and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2000, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Memphis, Tennessee
December 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

--------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                  Six Months Ended
                                                  ------------------      Percent     ----------------       Percent
                                                    2000        1999(1)    Change      2000        1999(1)    Change
                                                    ----        ----       ------      ----        -----     -------
Revenues:
   Package:
       U.S. overnight box(2)                        $1,484     $1,393       + 7         $2,964    $2,773        + 7
       U.S. overnight envelope(3)                      456        451       + 1            928       904        + 3
       U.S. deferred                                   634        588       + 8          1,252     1,147        + 9
       International Priority (IP)                   1,023        881       +16          2,007     1,699        +18
                                                    ------     ------                   ------    ------
           Total package revenue                     3,597      3,313       + 9          7,151     6,523        +10

   Freight:
       U.S.                                            177        144       +23            339       274        +24
       International                                   102        127       -20            217       253        -14
                                                    ------     ------                   ------    ------
           Total freight revenue                       279        271       + 3            556       527        + 6

   Other                                               105        152       -31            190       273        -30
                                                    ------     ------                   ------    ------
           Total revenues                           $3,981     $3,736       + 7         $7,897    $7,323        + 8
                                                    ======     ======                   ======    ======

Operating Expenses:
   Salaries and employee benefits                    1,582                               3,178
   Purchased transportation                            147                                 297
   Rentals and landing fees                            354                                 698
   Depreciation and amortization                       201                                 398
   Fuel                                                300                                 541
   Maintenance and repairs                             238                                 506
   Intercompany charges                                346                                 673
   Other                                               542                               1,078
                                                    ------                               -----
       Total operating expenses                      3,710      3,525       + 5          7,369     6,903        + 7
                                                    ------     ------                   ------    ------

Operating income                                    $  271     $  211       +28         $  528    $  420        +26
                                                    ======     ======                   ======    ======
--------------------------------------------------------------------------------------------------------
Package statistics:
   Average daily packages:
       U.S. overnight box                            1,292      1,241       + 4          1,273     1,222        + 4
       U.S. overnight envelope                         757        770       - 2            757       759          -
       U.S. deferred                                   924        913       + 1            900       876        + 3
       IP                                              359        323       +11            348       310        +12
                                                    ------     ------                   ------    ------
           Composite                                 3,332      3,247       + 3          3,278     3,167        + 4

   Revenue per package (yield):
       U.S. overnight box                           $18.23     $17.82       + 2         $18.19    $17.72        + 3
       U.S. overnight envelope                        9.56       9.29       + 3           9.58      9.30        + 3
       U.S. deferred                                 10.88      10.22       + 6          10.87     10.24        + 6
       IP                                            45.27      43.31       + 5          45.04     42.88        + 5
           Composite                                 17.13      16.20       + 6          17.04     16.09        + 6

Freight statistics:
     Average daily pounds:
       U.S.                                          4,749      5,072       - 6          4,556     4,810        - 5
       International                                 2,234      2,574       -13          2,273     2,539        -10
                                                    ------     ------                   ------    ------
           Composite                                 6,983      7,646       - 9          6,829     7,349        - 7

     Revenue per pound (yield):
       U.S.                                         $  .59     $  .45       +31         $  .58    $  .45        +29
       International                                   .73        .78       - 6            .75       .78        - 4
           Composite                                   .63        .56       +13            .64       .56        +14

1 Operating expense detail for the three- and six-month periods ended November 30, 1999 has been omitted, as this data is not comparable to the three- and six-month periods ended November 30, 2000. See Note 5 to Condensed Consolidated Financial Statements.

2 The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

3 The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.
===============================================================================

     Revenues

     Federal Express Corporation (referred to herein as the "Company") total package revenue increased 9% in the second quarter and 10% in the first half of 2001, principally due to increases in IP and U.S. overnight box volumes. Average daily package volume growth rates for U.S. domestic overnight box maintained a steady growth rate of 4% for the second quarter and the first half. Total package yield increased 6% for the second quarter and first half of 2001, continuing the upward trend resulting from our yield-management strategy, which includes restricting growth of less profitable business.

     Total freight revenue for the second quarter and first half of 2001 increased due to significantly improved yields in U.S. freight, offset by declines in domestic freight volume and international freight volume and yield.

     Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. Hushkit sales have continued to decrease compared to the prior year periods and are expected to be immaterial for the remainder of 2001.

     Operating Income

     Operating income increased 28% for the second quarter and 26% for the first half of 2001 year over year, despite higher fuel costs. A 36% increase in average jet fuel price per gallon contributed to a negative impact of approximately $67 million on second quarter total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. For the first half, the impact was $110 million, net of hedging effects, resulting from a 33% increase in average jet fuel price per gallon. Fuel surcharges implemented during 2000 offset the increase in fuel costs in the second quarter. The Company's parent, FedEx Corporation, has also entered into jet fuel hedging contracts on behalf of the Company through 2002, as outlined in the table below:


                                                             2001
                                                       -----------------
                                                        Third     Fourth
                                                       Quarter    Quarter    2002
                                                       -------    -------    -----
          Percentage of usage hedged                       23%       62%       33%

          Price per gallon (including                    $.727     $.786     $.964
            taxes and fees)

     Cost containment and productivity enhancement programs contributed to the increased second quarter and year-to-date operating margin. Staffing levels in general and administrative support functions were held flat, and discretionary spending was reduced. Maintenance and repairs expense decreased year over year for the second quarter due to the timing of scheduled aircraft maintenance; for the first half, these expenses were consistent with the prior year period.

     Year-over-year comparisons were also affected by the reduction in the contribution from sales of hushkits. Operating profit from these sales was $6 million for the second quarter and $7 million for the first half of 2001 compared to $14 million and $29 million in the respective prior year periods.

     OUTLOOK

     Recently, the U.S. economy has slowed substantially. While softness in some market segments, such as the automotive sector, has been experienced over the past six months, the continued slowing of the economy has more recently been noted as a decrease in general consumer spending resulting in less demand for the transportation of all consumer goods. Volumes for the month of December 2000 were adversely affected by the current economic situation. Our fiscal third quarter will also be negatively affected by the recent severe winter weather in much of the U.S., causing increased costs for de-icing, overtime and re-deliveries.

     In response to these slowing volume growth rates, the Company has implemented cost controls, further reducing discretionary spending, and decreased capital spending from our original plan (see "Capital Resources"). In late December 2000, the Company announced list rate increases averaging 4.9% for shipments within the U.S. and 2.9% for U.S. export shipments, which will be effective February 1, 2001. We do not anticipate that the forecasted economic conditions will impact our pricing or pricing strategies.

     Despite the near-term outlook, we believe that we are well positioned for long-term growth. In January 2001, we entered into a business alliance with the U.S. Postal Service, which is expected to generate revenue of approximately $7 billion over seven years and is consistent with our goals of improving margins, cash flows and returns. Moreover, our strategic initiatives in support of long-term growth goals have not changed: we will continue to make expenditures for the expansion of our IP business through strategic alliances such as LaPoste in Europe and through global network enhancements such as adding routes and increasing capacity as well as for the design, testing and implementation of new customer-facing technologies such as e-commerce solutions, enhanced customer service tools and internet-based offerings, as well as internal technologies such as improved scanning and wireless transmissions.

     The globalization of markets will continue, and because of our extensive international network, we believe we are in a position to continue to capitalize on that expansion. We also believe the reliable service and tracking capabilities offered by the Company will become even more important to customers as they seek to shorten their supply chains and decrease inventory levels.

FINANCIAL CONDITION

     Liquidity

     Cash and cash equivalents totaled $93 million at November 30, 2000 compared to $89 million at May 31, 2000. Cash flows from operating activities for the first half of 2001 totaled $692 million, compared to $531 million for the prior year period.

     We believe that cash flow from operations and the FedEx Corporation commercial paper program and credit facilities will adequately provide for the Company's working capital needs for the foreseeable future.

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

     Regulatory Matters

     In November 2000, the U.S. Occupational Safety and Health Administration, or OSHA, published final regulations to mandate an ergonomics standard that could require many businesses, including the Company, to make significant changes in the workplace in an effort to reduce the incidence of musculoskeletal disorders such as lower back pain. The new regulations do not specify which workplace changes would be required in order for businesses to be in compliance. We have joined other affected parties in lawsuits challenging the legality, as well as the economic and technical feasibility, of the proposed regulations. Pending the results of these legal challenges, the new regulations will go into effect in mid-January 2001 and will have an initial compliance date of October 15, 2001.

     If the new regulations are upheld and if OSHA applies the new regulations in the same way as it attempted unsuccessfully in the past to impose ergonomic measures under its general authority, we would be required to make extensive changes to the layout of our sorting facilities and hire a significant number of additional employees. We believe that the cost of compliance would be substantial and have a material adverse effect on our business. We expect that our competitors, along with the rest of American industry, would also incur substantial compliance costs.

     Euro Currency Conversion

     Since the beginning of the European Union's transition to the euro on January 1, 1999, we have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. We believe that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro transition are being expensed as incurred and are being funded entirely by internal cash flows. The devaluation of the Euro had an immaterial negative impact on the results of operations of the Company for the second quarter and first half of 2001.

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

EXCEPT AS OTHERWISE INDICATED, REFERENCES TO YEARS MEANS THE COMPANY'S FISCAL YEAR ENDING MAY 31 OF THE YEAR REFERENCED.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 2000. Foreign currency fluctuations during the second quarter of 2001 did not have a material effect on the results of operations for the period. Many of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     Exhibit
     Number           Description of Exhibit
     -------          ----------------------
     10.1             Amendment dated November 27, 2000 to Sales Agreement dated
                      April 7, 1995 between Federal Express Corporation and
                      American Airlines, Inc. (Filed as Exhibit 10.1 to FedEx
                      Corporation's Quarterly Report on Form 10-Q for the
                      quarter ended November 30, 2000, and incorporated herein
                      by reference.)

     10.2 Credit Agreement among FedEx Corporation, the Lenders named therein, Commerzbank AG, as Syndication Agent, Bank of America, N.A., as Documentation Agent, The Chase
                      Manhattan Bank, as Administrative Agent, and Chase
                      Securities Inc., as Lead Arranger and Book Manager, dated as of December 13, 2000 (filed as Exhibit (b)(2) to
                      FedEx's Schedule TO (Amendment No. 2)). (Filed by FedEx
                      Corporation with the SEC on December 15, 2000, and incorporated herein by reference.)

     10.3             Guarantee of Federal Express Corporation dated as of
                      December 13,2000, relating to Credit Agreement of FedEx
                      Corporation dated December 13, 2000.

     12.1             Computation of Ratio of Earnings to Fixed Charges.

     15.1             Letter re: Unaudited Interim Financial Statements.



(b)  Reports on Form 8-K.

     During the quarter ended November 30, 2000, the registrant filed one Current Report on Form 8-K dated January 10, 2001. The report disclosed the execution of a transportation agreement and a retail agreement with the United States Postal Service.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FEDERAL EXPRESS CORPORATION



Date:     January 12, 2001             /s/ MICHAEL W. HILLARD
                                    ------------------------------
                                    MICHAEL W. HILLARD
                                    VICE PRESIDENT & CONTROLLER
                                    (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------          ----------------------
10.3             Guarantee of Federal Express Corporation dated as of
                 December 13,2000, relating to Credit Agreement of FedEx
                 Corporation dated December 13, 2000.

12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re: Unaudited Interim Financial Statements.