Form 10-Q
period 2001-02-28
FEDERAL EXPRESS CORP
filed 2001-04-13
CIK 230211

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 2001, OR


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _________________ .


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares of common stock outstanding as of March 30, 2001 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).


================================================================================

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)


                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                                                       PAGE
ITEM 1: Financial Statements

     Condensed Consolidated Balance Sheets
       February 28, 2001 and May 31, 2000.........................................................      3-4

     Condensed Consolidated Statements of Income
       Three and Nine-Months Ended February 28, 2001
       and February 29, 2000......................................................................        5

     Condensed Consolidated Statements of Cash Flows
       Nine-Months Ended February 28, 2001
       and February 29, 2000......................................................................        6

     Notes to Condensed Consolidated Financial Statements.........................................     7-11

     Review of Condensed Consolidated Financial Statements
       by Independent Public Accountants..........................................................       12

     Report of Independent Public Accountants.....................................................       13

ITEM 2: Management's Discussion and Analysis of Results of
        Operations and Financial Condition........................................................     14-18

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk................................       18


                                            PART II. OTHER INFORMATION


ITEM 6: Exhibits and Reports on Form 8-K..........................................................       19

     Signatures...................................................................................       20

     EXHIBIT INDEX................................................................................      E-1

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                 February 28,
                                                                                     2001       May 31,
                                                                                  (Unaudited)    2000
                                                                                  -----------  -----------
                                                                                       (In thousands)
Current Assets:
     Cash and cash equivalents....................................................$   110,216  $    88,630
     Receivables, less allowances of
       $60,032,000 and $56,517,000................................................  2,056,695    2,088,854
     Spare parts, supplies and fuel...............................................    243,098      247,372
     Deferred income taxes........................................................    314,466      247,802
     Prepaid expenses and other...................................................     60,895       69,139
                                                                                  -----------  -----------

         Total current assets.....................................................  2,785,370    2,741,797

Property and Equipment, at Cost................................................... 11,835,512   12,958,570
     Less accumulated depreciation and amortization...............................  6,315,313    6,846,647
                                                                                  -----------  -----------

         Net property and equipment...............................................  5,520,199    6,111,923

Other Assets:
     Goodwill.....................................................................    328,944      327,765
     Due from parent company......................................................    151,200       86,890
     Other........................................................................    546,921      472,164
                                                                                  -----------  -----------

         Total other assets.......................................................  1,027,065      886,819
                                                                                  -----------  -----------

                                                                                  $ 9,332,634  $ 9,740,539
                                                                                  ===========  ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND OWNER'S EQUITY


                                                                                  February 28,
                                                                                      2001         May 31,
                                                                                  (Unaudited)       2000
                                                                                  -----------    -----------
                                                                                       (In thousands)
Current Liabilities:
     Current portion of long-term debt............................................ $   22,340    $    6,339
     Accrued salaries and employee benefits.......................................    510,897       636,375
     Accounts payable.............................................................    919,718       956,929
     Accrued expenses.............................................................    794,158       805,800
     Due to parent company........................................................          -        16,425
                                                                                   ----------    ----------

         Total current liabilities................................................  2,247,113     2,421,868

Long-Term Debt, Less Current Portion..............................................  1,038,612     1,054,430

Deferred Income Taxes.............................................................    188,067       240,569

Other Liabilities.................................................................  1,695,206     1,657,405

Commitments (Note 3)

Owner's Equity:
     Common stock, $.10 par value;
       1,000 shares authorized, issued and outstanding............................          -             -
     Additional paid-in capital...................................................    297,687       894,718
     Retained earnings ...........................................................  3,912,200     3,505,422
     Accumulated other comprehensive income.......................................    (46,251)      (33,873)
                                                                                   ----------    ----------

         Total owner's equity.....................................................  4,163,636     4,366,267
                                                                                   ----------    ----------

                                                                                   $9,332,634    $9,740,539
                                                                                   ==========    ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended            Nine Months Ended
                                                  ---------------------------   ---------------------------
                                                  February 28,    February 29,  February 28,   February 29,
                                                     2001            2000          2001           2000
                                                  -----------     -----------   -----------    -----------
(In thousands)

Revenues..........................................$3,785,094      $3,757,833    $11,681,867    $11,080,666

Operating Expenses:
     Salaries and employee benefits............... 1,574,217       1,685,888      4,751,851      4,934,799
     Purchased transportation.....................   144,016         149,008        441,252        418,931
     Rentals and landing fees.....................   355,714         356,535      1,053,493      1,068,108
     Depreciation and amortization................   198,518         256,019        596,469        743,220
     Fuel.........................................   275,478         247,732        816,572        645,881
     Maintenance and repairs......................   215,727         252,726        721,562        749,211
     Intercompany charges.........................   320,809          21,265        993,463         57,560
     Other........................................   540,219         645,266      1,618,571      1,899,403
                                                  ----------      ----------    -----------     ----------

                                                   3,624,698       3,614,439     10,993,233     10,517,113
                                                  ----------      ----------    -----------    -----------

Operating Income..................................   160,396         143,394        688,634        563,553

Other Income (Expense):
     Interest, net................................    (8,729)        (20,643)       (46,628)       (59,192)
     Other, net...................................      (257)          8,636         (1,410)        11,705
                                                  ----------      ----------    -----------    -----------

                                                      (8,986)        (12,007)       (48,038)       (47,487)
                                                  ----------      ----------    -----------     -----------

Income Before Income Taxes........................   151,410         131,387        640,596        516,066

Provision for Income Taxes........................    45,481          51,898        233,818        203,846
                                                  ----------      ----------    -----------     -----------

Net Income........................................$  105,929      $   79,489    $   406,778     $  312,220
                                                  ==========      ==========    ===========     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                  --------------------------
                                                                                  February 28,  February 29,
                                                                                      2001          2000
                                                                                  -----------   ------------
                                                                                        (In thousands)
Net Cash Provided by Operating Activities.........................................$   811,795   $  646,177

Investing Activities:
     Purchases of property and equipment..........................................   (816,338)  (1,021,818)
     Proceeds from disposition of property
       and equipment:
         Sale-leaseback transaction...............................................     80,000            -
         Reimbursements of A300 and MD11 deposits.................................          -       24,377
         Other dispositions.......................................................      7,119      140,916
     Other, net...................................................................      3,320       (1,548)
                                                                                  -----------    ---------

Net cash used in investing activities.............................................   (725,899)    (858,073)

Financing Activities:
     Principal payments on debt...................................................          -      (12,500)
     Net (payments to) receipts from parent company...............................    (64,310)     200,371
                                                                                  -----------    ---------

Net cash (used in) provided by financing activities...............................    (64,310)     187,871
                                                                                  -----------    ---------

Net increase (decrease) in cash and cash equivalents..............................     21,586      (24,025)
Cash and cash equivalents at beginning of period..................................     88,630       88,238
                                                                                  -----------    ---------

Cash and cash equivalents at end of period........................................$   110,216   $   64,213
                                                                                  ===========   ==========

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of February 28, 2001 and the consolidated results of its operations for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, and its cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000. Operating results for the three- and nine-month periods ended February 28, 2001, are not necessarily indicative of the results that may be expected for the year ending May 31, 2001.

     The Company is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

     Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The Company has performed a review to identify and measure the accounting effects of all stand-alone and embedded derivatives. The impact, if any, on earnings, comprehensive income and financial position of the adoption of SFAS 133 will depend on the amount, timing and nature of any agreements entered into by the Company. However, based on its review, the Company does not expect the adoption of this Statement to have a material effect on its consolidated results of operations or financial position.

     During the third quarter, the Company recognized the utilization of approximately $12,800,000 of excess foreign tax credits. This change in estimate reduced the effective annual income tax rate to 36.5% for the nine months ended February 28, 2001, which is the expected annual effective rate for 2001.

     FedEx Corporation, the Company's parent, has entered into contracts on behalf of FedEx Express that are designed to limit its exposure to fluctuations in jet fuel prices. Under these contracts, the Company's parent makes (or receives) payments based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, the Company received the following amounts:


                              Three Months Ended           Nine Months Ended
                            ------------------------    ------------------------
                            February 28, February 29,   February 28, February 29,
                               2001         2000           2001         2000
                            -----------  -----------    -----------  -----------
Jet Fuel Hedging Receipts   $15,229,000   $855,000      $72,656,000    $864,000

     As of February 28, 2001, contracts in place to fix the price of jet fuel covered a total notional volume of 465,941,000 gallons through 2002. Based on current market prices, the fair values of these jet fuel hedging contracts were:


                                                  February 28, 2001    May 31, 2000
                                                  -----------------    ------------
Fair Value of Jet Fuel Hedging Contracts
  asset(liability)                                   $(6,661,000)       $51,060,000

     As of March 30, 2001, contracts in place to fix the price of jet fuel covered approximately 62% of the expected jet fuel usage for the remainder of 2001 and approximately 33% of the expected usage for 2002.

     Certain prior period amounts have been reclassified to conform to the current presentation.

(2)  COMPREHENSIVE INCOME

     The following table provides a reconciliation of net income reported in the Company's consolidated financial statements to comprehensive income:


                                                                                     Three Months Ended
                                                                                  --------------------------
                                                                                  February 28,   February 29,
                                                                                     2001            2000
                                                                                  -----------    -----------
                                                                                        (In thousands)
     Net income...................................................................  $105,929     $ 79,489
     Other comprehensive income:
       Foreign currency translation adjustments,
         net of deferred taxes of $311,000 and
         $68,000..................................................................     1,332       (3,778)
                                                                                    --------     --------

       Comprehensive income.......................................................  $107,261     $ 75,711
                                                                                    ========     ========


                                                                                      Nine Months Ended
                                                                                  --------------------------
                                                                                  February 28,   February 29,
                                                                                      2001          2000
                                                                                  -----------    -----------
                                                                                        (In thousands)

     Net income...................................................................  $406,778     $312,220
     Other comprehensive income:
       Foreign currency translation adjustments,
         net of deferred tax benefit of $3,439,000 and
         deferred taxes of $799,000...............................................   (12,378)         (97)
                                                                                    --------     --------

       Comprehensive income.......................................................  $394,400     $312,123
                                                                                    ========     ========

(3)  COMMITMENTS

     As of February 28, 2001, the Company's purchase commitments for the remainder of 2001 and annually thereafter under various contracts were as follows (in thousands):


                                                        Aircraft-
                                      Aircraft          Related(1)         Other(2)           Total
                                      --------          ----------         --------          --------

       2001 (remainder)               $107,100          $102,800           $129,700          $339,600
       2002                            418,100           378,200             26,700           823,000
       2003                            484,500           507,200                300           992,000
       2004                            363,100           554,900                  -           918,000
       2005                            198,500           562,300                  -           760,800

(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities and other equipment.

     The Company is committed to purchase 11 DC10s, 28 MD11s, 7 A300s, 8 A310s, and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $15,000,000 have been made toward these purchases and other planned aircraft transactions.

     The Company has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of February 28, 2001), spare parts, aircraft engines and other equipment, and maintenance services, in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2002. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to 10 additional DC10s along with additional aircraft engines and equipment.

     In January 2001, the Company entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation.

     Lease commitments added since May 31, 2000 for the one MD11 purchased in 2000 and subsequently sold and leased back, are as follows (in thousands):

          2001               $      -
          2002                  5,011
          2003                  6,719
          2004                  6,568
          2005                  7,076
          Thereafter          116,122

(4)  RELATED PARTY TRANSACTIONS

     The following table represents the Company's related party balances outstanding at February 28, 2001 and May 31, 2000 (in thousands). The long-term amounts primarily represent the net activity from participation in FedEx Corporation's consolidated cash management program.


February 28, 2001      Other                                   Total
                      Current    Other Assets      Current    Due From/
                      Assets     (Non-Current)   Liabilities  (Due To)
                      ------      -----------    -----------   ------
FedEx Corporation    $ 15,792      $151,200      $      -     $ 166,992

Other Corporate
  Subsidiaries          7,664             -       (70,064)      (62,400)
---------------------------------------------------------------------------

May 31, 2000           Other                                   Total
                      Current    Other Assets      Current    Due From/
                      Assets     (Non-Current)   Liabilities  (Due To)
                      ------      -----------    -----------   ------
FedEx Corporation    $      -     $ 86,890      $(16,425)     $ 70,465

Other Corporate
  Subsidiaries          9,652            -             -         9,652
----------------------------------------------------------------------------

     FedEx Corporation issued senior unsecured notes in the amount of $750,000,000 on February 12, 2001. FedEx Express is one of six subsidiary guarantors of these notes.

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

     Consequently, certain expense data presented herein is not comparable to prior periods. The Company's parent believes the total amounts allocated to FedEx Express reasonably reflect the cost of providing such services.

     In addition, certain net assets owned by FedEx Express were transferred to FedEx Corporation in connection with the formation of FedEx Services.

(6)  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense and income taxes was as follows (in thousands):


                                                                Nine Months Ended
                                                            -------------------------
                                                            February 28,   February 29,
                                                               2001           2000
                                                            -----------    -----------
Cash payments for:
     Interest (net of capitalized interest).................$    51,169    $    59,678
     Income taxes...........................................$   301,280    $   223,048


     Noncash investing and financing activities were as follows (in thousands):


                                                                       Nine Months Ended
                                                                  --------------------------
                                                                  February 28,   February 29,
                                                                      2001           2000
                                                                  -----------    -----------
Non-cash investing and financing activities:
     Fair value of assets surrendered under
       exchange agreements (with two airlines)....................$         -    $   19,450
     Fair value of assets acquired under
       exchange agreements........................................      3,118        26,190
                                                                  -----------    ----------
     Fair value of assets surrendered (under) over
       fair value of assets acquired..............................$    (3,118)   $   (6,740)
                                                                  ===========    ==========

(7) OTHER EVENTS

     On January 10, 2001, the Company and the U.S. Postal Service entered into two service contracts: one for domestic air transportation of postal express shipments, and the other for placement of FedEx Express drop boxes at U.S. post offices. The two seven-year service agreements are expected to generate approximately $7 billion of revenue for the Company over the term of these agreements.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS



     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of the Company as of February 28, 2001, and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of February 28, 2001 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation as of May 31, 2000 (not presented herein), and, in our report dated June 27, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              /s/ Arthur Andersen LLP

                                              Arthur Andersen LLP


Memphis, Tennessee
March 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2001 and February 29, 2000:


                                                  Three Months Ended                   Nine Months Ended
                                                  ------------------     Percent       -----------------       Percent
                                                   2001         2000(1)   Change       2001        2000(1)      Change
                                                   ----         ----      ------       ----        ----         ------
Revenues:
   Package:
       U.S. overnight box(2)                        $1,425     $1,420         -        $ 4,388    $ 4,194        + 5
       U.S. overnight envelope(3)                      451        455       - 1          1,379      1,358        + 2
       U.S. deferred                                   639        642         -          1,891      1,789        + 6
       International Priority ("IP")                   945        887       + 7          2,952      2,586        +14
                                                    -------    -------                 -------    -------
           Total package revenue                     3,460      3,404       + 2         10,610      9,927        + 7

   Freight:
       U.S.                                            157        141       +11            496        415        +20
       International                                   103        117       -12            321        370        -13
                                                    ------     ------                  -------    -------
           Total freight revenue                       260        258        +1            817        785        + 4

   Other                                                65         96       -32            255        369        -31
                                                    ------     ------                  -------    -------
           Total revenues                           $3,785     $3,758       + 1        $11,682    $11,081        + 5
                                                    ======     ======                  =======    =======

Operating Expenses:
   Salaries and employee benefits                    1,574                               4,752
   Purchased transportation                            144                                 441
   Rentals and landing fees                            356                               1,053
   Depreciation and amortization                       199                                 596
   Fuel                                                275                                 817
   Maintenance and repairs                             216                                 722
   Intercompany charges                                321                                 993
   Other                                               540                               1,619
                                                    ------                             -------
       Total operating expenses                      3,625      3,615         -         10,993     10,517        + 5
                                                    ------     ------                  -------    -------

Operating income                                    $  160     $  143       +12        $   689    $   564        +22
                                                    ======     ======                  =======    =======
--------------------------------------------------------------------------------------------------------------------

Package statistics:
   Average daily packages:
       U.S. overnight box                            1,288      1,277       + 1          1,278      1,241        + 3
       U.S. overnight envelope                         749        765       - 2            755        761        - 1
       U.S. deferred                                   962        991       - 3            920        914        + 1
       IP                                              340        318       + 7            345        312        +11
                                                    ------     ------                   ------     ------
           Composite                                 3,339      3,351         -          3,298      3,228        + 2

    Revenue per package (yield):
       U.S. overnight box                           $17.84     $17.38       + 3         $18.08    $ 17.60        + 3
       U.S. overnight envelope                        9.70       9.29       + 4           9.62       9.30        + 3
       U.S. deferred                                 10.71      10.12       + 6          10.81      10.19        + 6
       IP                                            44.89      43.60       + 3          44.99      43.12        + 4
           Composite                                 16.71      15.87       + 5          16.93      16.02        + 6

Freight statistics:
     Average daily pounds:
       U.S.                                          4,204      4,607       - 9          4,441      4,742        - 6
       International                                 2,164      2,265       - 4          2,238      2,448        - 9
                                                    ------     ------                   ------    -------
           Composite                                 6,368      6,872       - 7          6,679      7,190        - 7

     Revenue per pound (yield):
       U.S.                                         $  .60     $  .48       +25         $  .59    $   .46        +28
       International                                   .77        .81       - 5            .75        .79        - 5
           Composite                                   .66        .59       +12            .64        .57        +12

(1) Operating expense detail for the three- and nine-month periods ended February 29, 2000 has been omitted, as this data is not comparable to the three- and nine-month periods ended February 28, 2001. See Note 5 to Condensed Consolidated Financial Statements.

(2) The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

(3) The U.S. Overnight Envelope Category includes envelopes weighing 8 ounces or less.
--------------------------------------------------------------------------------
                                     - 14 -

     Revenues

     Federal Express Corporation (referred to herein as the "Company") total package revenue increased 2% in the third quarter and 7% in the year-to-date period, principally due to increases in IP volumes. Year-over-year comparisons for both the quarter and year-to-date periods were negatively affected by two fewer operating days in the third quarter of 2001.

     Although less than the double-digit growth rates of the prior quarters, the third quarter year-over-year IP volume growth rate of 7% remained strong. For example, European quarterly year-over-year growth rates continue to be 25%, but these rates are offset by Asian growth rates that have slowed from 26% in the first quarter to 7% in the third quarter.

     In the U.S., average daily domestic express package volume declined 1% year over year for the third quarter, despite slight growth in U.S. Overnight Box and modest growth in FedEx 2Day volume. Total package yield increased 5% for the third quarter and 6% year to date, continuing the upward trend resulting from our yield-management strategy, which includes limiting growth of less profitable business and recovering the higher cost of fuel through a fuel surcharge.

     Total freight revenue for the third quarter and year-to-date periods increased due to significantly improved yields in U.S. freight, partially offset by declines in domestic freight volume and international freight volume and yield.

     Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. As expected, hushkit sales have continued to decrease compared to the prior year periods and are expected to be immaterial for future periods.

     Operating Income

     Operating income increased 12% for the third quarter and 22% for the year-to-date period. Operating margin improved for the third quarter despite the slowdown in revenue growth, as intensified cost controls and reduced variable compensation and pension costs helped hold expenses relatively flat compared to the prior year third quarter. An 8% increase in average jet fuel price per gallon contributed to a negative impact of approximately $17 million on third quarter total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate these increased costs. For the year-to-date period, the impact was $127 million, net of hedging effects, resulting from a 23% increase in average jet fuel price per gallon. A 4% fuel surcharge, in effect since April 1, 2000, offset the increase in fuel costs in the third quarter.

     Year-over-year comparisons were also affected by the anticipated reduction in the contribution from sales of hushkits. Operating profit from these sales was immaterial for the third quarter and $7 million for the year-to-date period, compared to $9 million and $38 million in the respective prior year periods. The Company will continue to manage its exposure to material changes in fuel costs through the selective use of fuel hedging contracts and the use of fuel surcharges.

     Other

     In the prior year third quarter, other income included an $11 million gain from the sale of securities. The Company's effective tax rates of 30.0% for the third quarter and 36.5% for the year-to-date period compare with rates of 39.5% for the same respective periods in the prior year. The reduction in the 2001 effective tax rate is primarily attributable to the utilization of excess foreign tax credits. This decrease in the effective tax rate resulted in an increase to third quarter net income of approximately $12,800,000. The Company expects its effective tax rate for the fourth quarter of 2001 to be 36.5% and for periods after 2001 to be in the approximate range of 38.0% to 38.5%.

     OUTLOOK

     Economic conditions continue to weaken during the first half of calendar 2001, as evidenced by numerous corporate earnings warnings and layoffs, particularly in the automotive and high-technology market sectors. For the Company, volume growth, yield growth and weights for February dropped noticeably. We expect volumes for the remainder of 2001 to continue to be adversely affected by the current economic situation.

     Despite the near-term economic outlook, we continue to believe the Company is well positioned for long-term growth. In January 2001, we entered into a business alliance with the U.S. Postal Service, which is expected to generate revenue of approximately $7 billion over seven years and is consistent with our goals of improving margins, cash flows and returns. The alliance consists of two service agreements, one in which the Company will provide air capacity beginning August 2001 for transportation of certain postal packages, and a non-exclusive agreement that allows us to install drop boxes in U.S. postal locations. During March 2001, approximately 80 drop boxes were placed in post offices throughout the Charlotte, North Carolina area, which serves as our first test market for the expansion of our network of drop box locations through this agreement.

     Also in January 2001, we announced plans to acquire ten A380-800F aircraft. These aircraft will be capable of flying directly between Asia, Europe and our hubs in the U.S. and will offer superior international service capabilities. The Company plans to take delivery of these aircraft beginning in calendar 2008.

     We also continue to pursue strategies in support of our long-term growth goals that offer our customers superior supply chain solutions. In direct response to customer demand, the Company extended pick-up and drop-off times by up to three hours in many major markets beginning February 26, 2001, through FedEx Extra Hours(SM). In March 2001, we rolled out new wireless electronic services that make shipping information available anytime, anywhere to customers and employees. These software solutions, available through most web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers, are free to all customers with internet access.

     We believe the reliable service and tracking capabilities offered by the Company will become even more important to customers as they seek to become more productive, shorten their supply chains and decrease inventory levels. Also, our extensive international network has positioned the Company to continue to capitalize on the globalization of markets.

     However, management expects that near-term economic conditions will continue to result in slow to negative growth in package volumes and freight shipments. In March of 2001, U.S. domestic express traffic declined 4.4% from the prior year while IP volume grew 5% from the prior year. The economic uncertainty, however, makes it difficult to forecast future financial results.

FINANCIAL CONDITION

     Liquidity

     Cash and cash equivalents totaled $110 million at February 28, 2001, compared to $89 million at May 31, 2000. Cash flows from operating activities for the year-to-date period totaled $812 million, compared to $646 million for the prior year period.

     On February 12, 2001, FedEx Corporation, the Company's parent, issued $750 million of senior unsecured notes in three maturity tranches: three, five and ten years, at $250 million each. These notes are fully and unconditionally guaranteed by the Company and five other FedEx Corporation subsidiaries.

     We believe that cash flow from operations and the FedEx Corporation commercial paper program and revolving credit facility will adequately provide for the Company's working capital needs for the foreseeable future.

     Capital Resources

     Our operations require significant investments in aircraft, vehicles, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

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

Euro Currency Conversion

     Since the beginning of the European Union's transition to the euro on January 1, 1999, the Company has been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. We believe that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro transition are being expensed as incurred and are being funded entirely by internal cash flows. Year to date, the devaluation of the euro had an immaterial negative impact on the results of operations of the Company.


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

THE ABILITY TO MITIGATE THE EFFECTS OF SUCH INCREASES THROUGH FUEL SURCHARGES AND HEDGING ACTIVITIES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES OF THE COMPANY AND FEDEX CORPORATION.

EXCEPT AS OTHERWISE INDICATED,

     - REFERENCES TO YEARS MEAN THE COMPANY'S FISCAL YEAR ENDING MAY 31 OF THE YEAR REFERENCED

     - REFERENCES TO THE "THIRD QUARTER" MEAN THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2001

     - REFERENCES TO "YEAR-TO-DATE" OR THE "YEAR-TO-DATE PERIOD" MEAN THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2001

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended May 31, 2000. Foreign currency fluctuations during the third quarter did not have a material effect on the results of operations for the period. Many of the Company's international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     Exhibit
     Number         Description of Exhibit
     -------        ----------------------
     12.1           Computation of Ratio of Earnings to Fixed Charges.

     15.1           Letter re: Unaudited Interim Financial Statements.

(b)  Reports on Form 8-K.

     During the quarter ended February 28, 2001, the Registrant filed one Current Report on Form 8-K dated January 10, 2001. The report disclosed the execution of a transportation agreement and a retail agreement with the United States Postal Service.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FEDERAL EXPRESS CORPORATION



Date:         April 13, 2001                 /s/ MICHAEL W. HILLARD
                                         --------------------------------------
                                         MICHAEL W. HILLARD
                                         VICE PRESIDENT & CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------          ----------------------
12.1             Computation of Ratio of Earnings to Fixed Charges.

15.1             Letter re: Unaudited Interim Financial Statements.