Form 10-K405
period 2001-05-31
FEDERAL EXPRESS CORP
filed 2001-08-21
CIK 230211

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _________________ TO _________________.


                          COMMISSION FILE NUMBER 1-7806


                           FEDERAL EXPRESS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                   71-0427007
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

3610 HACKS CROSS ROAD, MEMPHIS, TENNESSEE                      38125
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant's common stock, par value $.10 per share ("Common Stock"). As of July 27, 2001, 1,000 shares of the Registrant's Common Stock were outstanding.

     The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction I(2).

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                     PART I
ITEM 1.         Business..................................................................  4
ITEM 2.         Properties................................................................ 14
ITEM 3.         Legal Proceedings......................................................... 18
ITEM 4.         Submission of Matters to a Vote of Security Holders....................... 18


                                     PART II

ITEM 5.         Market for Registrant's Common Equity and Related Stockholder Matters..... 18
ITEM 6.         Selected Financial Data................................................... 18
ITEM 7.         Management's Discussion and Analysis of
                   Results of Operations and Financial Condition.......................... 19
ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk ............... 25
ITEM 8.         Financial Statements and Supplementary Data............................... 26
ITEM 9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure................................. 26


                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant........................ 26
ITEM 11.        Executive Compensation.................................................... 26
ITEM 12.        Security Ownership of Certain Beneficial Owners and Management............ 26
ITEM 13.        Certain Relationships and Related Transactions............................ 26


                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K........... 27

                              FINANCIAL STATEMENTS

Report of Independent Public Accountants ................................................. F-1
Consolidated Balance Sheets - May 31, 2001 and 2000....................................... F-2
Consolidated Statements of Income - Years ended May 31, 2001, 2000 and 1999............... F-4
Consolidated Statements of Changes in Owner's Equity and
     Comprehensive Income - Years ended May 31, 2001, 2000 and 1999....................... F-5
Consolidated Statements of Cash Flows - Years ended May 31, 2001, 2000 and 1999........... F-6
Notes to Consolidated Financial Statements ............................................... F-7

                          FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Financial Statement Schedule........ S-1
Schedule II - Valuation and Qualifying Accounts................................. S-2

Exhibit Index   ................................................................ E-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Federal Express Corporation ("FedEx Express") invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 211 countries. FedEx Express is a wholly owned subsidiary of FedEx Corporation ("FedEx"), which was formed in October 1997 to serve as the holding company parent of FedEx Express. FedEx Express offers time-certain delivery in 24 to 48 hours to markets that generate 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express's extensive air route authorities and transportation infrastructure, combined with its leading-edge information technologies, make it the world's largest express-distribution company. FedEx Express employs more than 144,000 employees and operates approximately 50,000 drop-off locations, 640 aircraft and 53,700 vehicles and trailers in its integrated global network.

     FedEx Corporate Services, Inc. ("FedEx Services") was formed by FedEx as part of its strategic initiative announced in January 2000 to provide a single point of access to customers for sales, customer service, billing and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground Package System, Inc. ("FedEx Ground") have been combined under FedEx Services to more effectively sell the entire portfolio of express, ground and e-commerce services. FedEx Services sells and markets the full portfolio of services offered by FedEx Express and other FedEx subsidiaries and provides customer-facing solutions that meet customer needs. FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of FedEx's e-commerce groups are also part of FedEx Services.

     Except as otherwise indicated, any reference to a year means our fiscal year ended May 31 of the year referenced.

DELIVERY SERVICES

     DOMESTIC

     FedEx Express offers four U.S. overnight delivery services: FedEx First Overnight(R), FedEx Priority Overnight(R), FedEx Standard Overnight(R) and FedEx Extra Hours(SM). Introduced in February 2001, FedEx Extra Hours(SM) provides later cut-off times for shippers in many major markets. Overnight document and package service extends to virtually the entire United States population. Packages and documents are either picked up from shippers by FedEx Express couriers or dropped off by shippers at FedEx Express sorting facilities, FedEx World Service Centers(R), FedEx(R) Drop Boxes, FedEx ShipSites(R) or FedEx Authorized ShipCenters(R) strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day(R) and FedEx Express Saver(R). FedEx SameDay(R) service is for urgent shipments up to 70 pounds to virtually any U.S. destination.

     Domestic shipments are backed by money-back guarantees and are used by customers primarily for shipment of time-sensitive documents and goods, including high-value machines and machine parts, computer parts, software and consumer items. FedEx Express handles virtually every shipment from origin to destination.

     FedEx Express also offers express freight services to handle the needs of the time-definite freight market, which is growing faster than the non-time-definite market. FedEx Express offers customers the option of one-, two- or three- business day service backed by two money-back guarantees. Shipments must weigh 151 lbs. to 2,200 lbs., and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1Day(SM) Freight offers 10:30 a.m. delivery on the next business day in many areas of the continental United States, including Alaska. FedEx 2Day Freight(R) offers noon delivery in 2 business days in all 50 states. FedEx 3Day(R) Freight offers 3:00 p.m. delivery within 3 business days in every state except Alaska and Hawaii. No advance booking is required for either freight service.

     INTERNATIONAL

     FedEx Express offers various international package and document delivery services to 211 countries, as well as international freight services. These services include: FedEx(R) International Next Flight, FedEx International First(R), FedEx International Priority(R) ("IP"), FedEx International Economy(R), FedEx International Priority DirectDistribution(R), FedEx International Priority Plus(R), FedEx International MailService(R), FedEx International Priority(R) Freight, FedEx International Economy(R) Freight, FedEx International Express Freight(R), FedEx International Airport-to-Airport(SM), and the FedEx Expressclear(SM) Electronic Customs Clearance and FedEx International Broker Select(R) service feature options.

     FedEx Express offers next-business-day 10:30 a.m. express cargo service from Asia to the United States. FedEx Express has a direct flight from Osaka, Japan to Memphis, Tennessee. The nonstop daily flight cuts transit times across the Pacific in half -- from 48 to 24 hours -- for FedEx Express customers who ship from Asia to North America. The FedEx Express IP service is backed by FedEx Express's money-back guarantee. The flight schedule also enables FedEx Express to offer its Asian customers later pickup times for connections through the FedEx Express AsiaOne(R) hub in Subic Bay, the Philippines, to 19 major Asian markets.

     Responding to growing demand for reduced transit times, later customer pick-ups and earlier deliveries in key global markets, FedEx Express reconfigured its international express transportation network during 2001. These service enhancements include an increased number of flights from the FedEx Express EuroOne hub at Charles de Gaulle Airport in Paris to the FedEx Express AsiaOne hub in Subic Bay, as well as additional weekly flights connecting Europe, the Middle East, India and Asia.

     FedEx Express offers the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. During 2001, FedEx Express expanded its international freight service to provide more delivery options to more countries. Three new FedEx International Priority(R) Freight delivery options were made available for U.S. outbound and inbound shipments: Door to Airport
(DTA), Airport to Airport (ATA) and Airport to Door (ATD). These options were in addition to the existing Door to Door (DTD) service. FedEx International Priority(R) Freight and FedEx International Economy(R) Freight now provide service to seven and ten more countries, respectively. FedEx Express's enhanced international freight services may now be used by customers to combine pick-up, linehaul and four delivery options to meet their daily business needs.

     In September 2000, FedEx Express entered into an alliance with the Parcels and Logistics Holding Company of the La Poste Group ("La Poste"), one of the world's leading postal organizations. The agreement, which became effective on January 1, 2001, gives customers of Chronopost International, a subsidiary of La Poste, access to the FedEx Express air network, while FedEx Express customers in France and Belgium benefit from the enhanced ground infrastructure of La Poste. This arrangement is expected to provide FedEx Express with new sources of volumes and revenues in Europe.

     FedEx Express is ISO 9001 certified for its global operations. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO standards.

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

     Second came the automation revolution. We have been the leader in customer automation since 1985, when FedEx Express launched the first PC-based automated shipping system, named FedEx PowerShip(R). In 1993, FedEx Ground launched MultiShip(R), the first carrier-supplied customer automation system to process packages shipped by other transportation providers. In 1994, the FedEx Web site, www.fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, FedEx Express launched FedEx interNetShip(R), the first shipping application for express packages on the Internet. Customers can now prepare paperwork using formatted screens, print labels on any laser printer, and electronically request a courier to pick up packages.

     The third revolution, the integration revolution, is now underway. We are empowering businesses with integrated eBusiness and complete supply chain solutions. Many of our newest eBusiness solutions are directed toward the rapidly growing small- and medium-sized business ("SMB") market. During 2001, we introduced FedEx eCommerce Builder on our web site. This solution provides SMBs with the ability to build and manage an online store. FedEx eCommerce Builder integrates the core business processes necessary for SMBs to sell online, including FedEx shipping and tracking.

     During 2001, FedEx Express also launched FedEx Global Trade Manager(R), a free, Internet-based service aimed at helping SMBs navigate the complexities of international commerce. This service helps shippers identify and prepare the appropriate import/export forms based on the commodity description and country of import and export. The application also alerts customers to restrictions on shipping certain commodities, tells whether the country of import or export is under embargo, and provides information on some special licensing requirements.

     We have a comprehensive Internet strategy, driven by our desire for customer convenience. The focal point of our Internet strategy is our fedex.com web site, through which our customers accomplish many of the tasks they could otherwise accomplish with us by phone or in person. In addition, we design our e-commerce tools and solutions so that they are easily integrated into our customers' applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important given the growing customer trend toward multi-carrier shipping platforms.

     Reflecting our emphasis on e-commerce and information technology, we have had a lineage of distinguished Chief Information Officers, including James L. Barksdale, who went on to serve as the President and Chief Executive Officer of Netscape Communications Corporation, Dennis H. Jones, named by Network World as "One of the 25 Most Powerful People in Networking" and by PC Week as "One of the Top 10 Toughest CIOs," and current FedEx CIO Robert B. Carter, named as InfoWorld's first-ever "Chief Technology Officer of the Year." During 2001, InformationWeek magazine named FedEx as one of the nation's most innovative users of technology.

     E-SHIPPING TOOLS AND SOLUTIONS

     Through FedEx Services, we offer e-shipping tools and solutions that give our customers the power to ship, track and report from their desktops and wireless devices, allowing them to reduce the time spent preparing shipments and increase efficiency and customer service levels. These e-shipping tools can also allow customers to centralize their shipping with back-office solutions. During 2001, we expanded our electronic services offerings by offering wireless solutions for our customers. In March 2001, we extended the reach of our fedex.com web site to most types of hand-held devices, making it faster and easier for U.S. customers to access real-time package status tracking information and to identify the nearest drop-off locations. This service is available through most Web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers.

     The following e-shipping tools and solutions are offered by FedEx Express:

- FedEx(R) Ship Manager - this shipping application, available via the FedEx web site to customers who have a computer, modem and laser printer, delivers point-and-click addressing, label printing, package tracking and easy preparation of shipping labels. Customers can also arrange for package pickup, cancel shipments, track package status and perform certain other applications for FedEx Express and FedEx Ground services.
- FedEx(R) Tracking - allows customers to track both FedEx Express and FedEx Ground packages at one time through the FedEx web site.
- FedEx Insight(SM) - provides qualifying customers with an enhanced level of shipment visibility through a Web-based application that dramatically broadens the amount of real-time status information on inbound, outbound or third-party shipments. Using FedEx Insight, customers can create a customized view of shipment information or request to be notified via e-mail or fax of critical shipping events as they occur during transit.
- Print, Bind and Ship - through an alliance with kinkos.com, allows customers to prepare, from their desktop, documents in multiple finished formats, such as black and white copies, bound color presentations and color transparencies, and ship the finished documents to multiple recipients.
- FedEx(R) Drop-off Locator - allows customers to easily find and view maps of FedEx drop-off locations through the FedEx web site. Searches can be conducted by address, city, state or zip code to find one of 50,000 full-service and self-service locations worldwide.
- FedEx(R)Rate Finder - allows customers to determine the cost of shipping packages from the U. S. to virtually anywhere in the world through the FedEx web site.

     FedEx Express also offers the following hardware-based e-shipping tools, designed to provide customers with centralized control over their shipping process and to help them better manage shipping, billing and reporting:

- FedEx(R) Ship Manager Work Station - this stand-alone hardware system provides customers with the ability to utilize a single system for use with FedEx Express, FedEx Ground and other carriers. Customers benefit from increased operational efficiency, decreased employee training time, enhanced access to information and better utilization of space.

- FedEx PowerShip(R) - this stand-alone hardware system provides customers with a full range of shipping functions, enabling customers to handle large volumes and to automate their entire shipping process. FedEx PowerShip provides package tracking, produces shipping labels, calculates shipping charges, invoices the customer daily and produces customized reports.
- FedEx Ship API(TM) - allows customers to seamlessly integrate FedEx Express services by downloading software from the Internet, which will allow them to connect directly with FedEx Express when placing shipping orders and scheduling pickup requests.
- FedEx DirectLink(R) - this software allows customers to electronically receive, manage and remit FedEx Express invoicing data.
- FedEx NetReturn(R) - uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.
- FedEx EDI Electronic Invoice and Remittance - integrates with customers' accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

MARKETING

     The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. As one of our most important assets, special emphasis is placed on promoting and protecting the FedEx brand. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the "Official Worldwide Delivery Service Sponsor" of the National Football League. In addition, FedEx sponsors:

-    FedEx Field, the home of the NFL's Washington Redskins
- The FedEx Orange Bowl, host of last season's college football national championship game
- The FedEx St. Jude Golf Classic, a PGA event which raises millions of dollars for St. Jude Children's Research Hospital
- The FedEx Championship Series, the country's premier open-wheel racing circuit (CART)
-    The Ferrari Formula One racing team in Europe.

From time to time, FedEx also undertakes special projects which help to publicize FedEx's service, such as the delivery in December 2000 of two giant pandas from China to Washington, D.C.'s National Zoo. In addition to emphasizing FedEx's reputation for fast, reliable service to Asia through its extensive global transportation network, this mission highlighted FedEx's ability to ship unusual items.

U.S. POSTAL SERVICE AGREEMENTS

     In January 2001, FedEx Express entered into two service contracts with the U.S. Postal Service - one for domestic air transportation of postal express shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices. Under these agreements,

- FedEx Express will provide air capacity for transportation of Priority Mail, Express Mail and First Class Mail for the U.S. Postal Service. FedEx Express will provide approximately 3.5 million pounds of aircraft capacity every day, carrying predominately unitized shipments which are pre-sorted by the Postal Service into sacks, trays, tubs or containers. The air transportation agreement is expected to take effect in August 2001.

- FedEx Express has the option to place a self-service drop box in every U.S. Post Office location. FedEx Express began a national roll-out of the drop box program in June 2001 and, over the next 18 months, expects to place more than 10,000 drop boxes at U.S. Post Offices in approximately 120 metropolitan areas.

PRICING

     FedEx Express periodically publishes list prices in its Service Guides for the majority of its services. In general, during 2001, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. FedEx Express offers its customers volume discounts generally based on actual or potential average daily revenue produced. Discounts are generally determined by reference to several local and national revenue bands developed by FedEx Express.

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was further increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States, all U.S. export shipments and many shipments originating internationally, where legally and contractually possible.

OPERATIONS

     FedEx Express's global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 640 aircraft, approximately 53,700 vehicles and trailers, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and FedEx authorized ShipCenters, as well as sophisticated package tracking, billing and communications systems.

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

     FedEx Express uses an advanced package tracking and tracing system, FedEx COSMOS(R), that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within FedEx Express's system. For international shipments, FedEx Express has developed FedEx Expressclear(SM), a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

FUEL SUPPLIES AND COSTS

     During 2001, FedEx Express purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

     During periods of rising fuel prices, FedEx may enter into jet fuel hedging contracts that are designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, FedEx makes (or receives) payments based on the difference between a specified price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference is recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, FedEx received approximately $92 million in 2001. Due to slightly moderating fuel prices and the continuation of our fuel surcharge program, FedEx effectively closed its hedge positions by entering into offsetting jet fuel hedging contracts during the fourth quarter of 2001. FedEx may, however, enter into jet fuel hedging contracts in the future. The timing and magnitude of any additional contracts may vary due to availability and pricing. Notwithstanding FedEx's hedging activities, during 2001, fuel costs increased by approximately $150 million due to higher fuel prices. These higher fuel costs were fully offset by additional revenue from our fuel surcharge.

     The following table sets forth FedEx Express's costs for aviation fuel and its percentage of total operating expense for the last five fiscal years:

                                   TOTAL COST              PERCENTAGE OF TOTAL
         FISCAL YEAR             (IN THOUSANDS)             OPERATING EXPENSE
         -----------              ------------              -----------------
             2001                   $872,187                       5.9%
             2000                    723,584                       5.1
             1999                    467,598                       3.6
             1998                    570,959                       4.6
             1997                    557,533                       5.2

     In response to higher fuel costs, FedEx Express implemented a fuel surcharge of 3% on most U.S. domestic and international services, effective February 1, 2000. The fuel surcharge was increased to 4%, effective April 1, 2000. The surcharge applies to all shipments tendered within the United States, all U.S. export shipments and many shipments originating internationally, where legally and contractually possible.

     Approximately 12% of FedEx Express's requirement for vehicle fuel is purchased in bulk. The remainder of FedEx Express's requirement is satisfied by retail purchases with various discounts.

     We believe that, barring a substantial disruption in supplies of crude oil, our fuel purchase contracts will ensure the availability of an adequate supply of fuel for FedEx Express's needs for the immediate future. A substantial reduction of oil supplies from oil producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, however, could have a significant adverse effect on FedEx Express.

COMPETITION

     The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage and reliability. Competitors in these markets include other package delivery concerns, principally United Parcel Service, Inc. ("UPS"), DHL Worldwide Express, Airborne Express, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the United States Postal Service. FedEx Express's principal competitors in the international market are DHL Worldwide Express, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

     FedEx Express currently holds certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and its extensive, scheduled international route system allows it to offer single-carrier service to many points not offered by its principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables FedEx Express to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of FedEx Express's competitors in the international market, however, are government-owned, -controlled, or -subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

EMPLOYEES

     FedEx Express is headquartered in Memphis, Tennessee. David J. Bronczek is the President and Chief Executive Officer of FedEx Express. As of May 31, 2001, FedEx Express employed approximately 88,000 permanent full-time and 56,000 permanent part-time employees, of which approximately 22% are employed in the Memphis area. Employees of FedEx Express's international branches and subsidiaries in the aggregate represent approximately 19% of all employees. FedEx Express believes its relationship with its employees is excellent.

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

     Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a domestic collective bargaining representative (other than FPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees.

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

REGULATION

     AIR. Under the Federal Aviation Act of 1958, as amended, both the U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over FedEx Express. The DOT's authority relates primarily to economic aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. FedEx Express's international authority permits it to carry cargo and mail from several points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner.

     The FAA's regulatory authority relates primarily to safety and operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect the ability of FedEx Express to operate its aircraft in the most efficient manner. FedEx Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as FedEx Express maintains its standards of safety and meets the operational requirements of the regulations.

     FedEx Express participates in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the U.S. Department of Defense may requisition for military use certain of FedEx Express's wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx Express is entitled to bid on peacetime military cargo charter business. FedEx Express, together with a consortium of other carriers, currently contracts with the United States Government for charter flights.

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

     ENVIRONMENTAL. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. FedEx Express's present aircraft fleet is in compliance with current noise standards of the Federal aviation regulations. FedEx Express's aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express's aircraft operations in some of the localities where they apply but do not have a material effect on any of FedEx Express's significant markets. Congress's passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express's international operations are also subject to noise regulations in certain of the countries in which it operates.

     FedEx Express is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, FedEx Express is subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by them. FedEx Express has environmental management programs to ensure compliance with these regulations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report or in documents that we incorporate by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or "plans" or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to

- Economic conditions in the markets in which we operate, which can affect demand for our services.
- Our ability to match aircraft, vehicle and sort capacity with customer volume levels.
- The costs and complexities associated with the integration of certain of our sales, marketing, customer service and information technology functions.
-  Market acceptance of our new sales, marketing and branding strategies.
- Competition from other providers of transportation and logistics services, including competitive responses to our new initiatives.

- Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.
- Changes in customer demand patterns, including the impact of technology developments on demand for our services.
-    Increases in aviation and motor fuel prices.
-    Work stoppages, strikes or slowdowns by our employees.
- Our ability, and that of our principal competitors, to obtain and maintain aviation rights in important international markets.
-    Changes in government regulation (see "Regulation").
-    Changes in weather.
-    Availability of financing on terms acceptable to us.
- Other uncertainties detailed herein and from time to time in Securities and Exchange Commission filings and press releases of FedEx and FedEx Express.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

     FedEx Express's principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

AIRCRAFT AND VEHICLES

     FedEx Express's aircraft fleet at May 31, 2001 consisted of the following:

                                                            MAXIMUM OPERATIONAL
                                                              REVENUE PAYLOAD
DESCRIPTION                          NUMBER(1)          (POUNDS PER AIRCRAFT)(2)
-----------                          ---------          ------------------------
McDonnell Douglas MD11                    34                       155,800
McDonnell Douglas DC10-30                 24                       128,900
McDonnell Douglas DC10-10                 51(3)                    117,800
Airbus A300-600                           37                        91,000
Airbus A310-200                           46                        69,800
Boeing B727-200                           95                        43,100
Boeing B727-100                           52                        31,100
Fokker F27-500                            24                        12,500
Fokker F27-600                             8                        11,500
Shorts 3-60                               11                         8,300
Cessna 208B                              248                         3,400
Cessna 208                                10                         3,000
                                         ---
       Total                             640
                                         ===

-------------------------
(1) Except as described in the following sentence, all of our aircraft are owned. The following aircraft are subject to operating leases: MD11 (32); DC10-30 (19); DC10-10 (4); A300 (36); A310 (16); B727-200 (13); B727-100
     (5); and Shorts 3-60 (11). Table excludes aircraft that are not currently in operation and are pending disposal.

(2) Maximum operational revenue payload includes revenue payload, exclusive of container weight.
(3) Includes six aircraft that are not currently in operation and awaiting passenger-to-freighter modification.

The reduction in aircraft over the past year is primarily due to scheduled retirements of B727-100 aircraft and the curtailment of our MD10 program. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

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

     In addition, FedEx Express "wet leases" 52 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by FedEx Express's larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. FedEx Express's wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

     At May 31, 2001, FedEx Express operated worldwide approximately 53,700 ground transport vehicles, including pick-up and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

AIRCRAFT PURCHASE COMMITMENTS

     FedEx Express is committed to purchase 27 MD11s, 9 DC10s, 7 A300s, 7 A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $8,300,000 have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000, we believe that it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express.

     FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of May 31, 2001), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2002. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to ten additional DC10s along with additional aircraft engines and equipment.

     In January 2001, FedEx Express entered into a memorandum of understanding to acquire ten A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation. Delivery of the A380, which is a new high-capacity, long-range aircraft, is expected to begin in 2008.

     See also Note 9 of Notes to Consolidated Financial Statements included elsewhere herein for more information about our purchase commitments.

SORTING AND HANDLING FACILITIES

      At May 31, 2001, FedEx Express operated the following sorting and handling facilities:

                                                                   SORTING                                         LEASE
                                                  SQUARE           CAPACITY                                      EXPIRATION
        LOCATION                  ACRES            FEET          (PER HOUR)(1)            LESSOR                   YEAR
        --------                  -----            ----          -------------            ------                   ----
NATIONAL

Memphis, Tennessee                 509           3,074,000          465,000         Memphis-Shelby County          2012
                                                                                    Airport Authority

Indianapolis, Indiana              120             645,000          175,000         Indianapolis Airport           2016
                                                                                    Authority

REGIONAL

Fort Worth, Texas                  168             641,000           74,000         Fort Worth Alliance            2014
                                                                                    Airport Authority

Newark, New Jersey                  56             554,000          148,000         Port Authority of New          2010
                                                                                    York and New Jersey

Oakland, California                 66             320,000           52,000         City of Oakland                2011

METROPOLITAN

Los Angeles, California             25             305,000           56,000         City of Los Angeles            2009

Chicago, Illinois                   55             419,000           47,000         City of Chicago                2018

Anchorage, Alaska(2)                42             258,000           14,000         Alaska Department of           2013
                                                                                    Transportation and
                                                                                    Public Facilities
INTERNATIONAL

Subic Bay, Philippines(3)           18             316,000           16,000         Subic Bay Metro-               2007
                                                                                    politan Authority

Paris, France(4)                    87             861,000           48,000         Aeroports de Paris             2029

------------------------
(1)    Documents and packages
(2) Handles international express package and freight shipments to and from Asia, Europe and North America.
(3)    Handles intra-Asia express package and freight shipments.
(4) Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

     FedEx Express's facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. FedEx Express has the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and FedEx Express's rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

     In addition to the facilities noted above, FedEx Express has major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. New, larger facilities were opened in 1998 at the new Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates. Construction on a 204,000 square foot facility to be located at Miami International Airport is expected to be completed during the summer of 2003.

ADMINISTRATIVE AND OTHER PROPERTIES AND FACILITIES

     The World Headquarters of FedEx Express is located in eastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, was designed to consolidate many administrative and training functions that had previously been spread throughout the Memphis metropolitan area. The office campus brings together approximately 3,000 employees. FedEx Express also has facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by FedEx Express. FedEx Express also leases approximately 60 facilities in the Memphis area for warehouse facilities and administrative offices.

     FedEx Express leases new state-of-the-art technology centers in Collierville, Tennessee and Irving, Texas and will open a third technology center in Colorado Springs, Colorado in September 2001. These facilities house FedEx Express personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx's technology and e-commerce solutions.

     FedEx Express owns or leases 748 facilities for city station operations in the United States. In addition, 189 city stations are owned or leased throughout FedEx Express's international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

     As of May 31, 2001, FedEx Express owned or leased space for 333 FedEx World Service Centers in the United States and had approximately 36,300 Drop Boxes. FedEx Express also operates stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 79 were in service at May 31, 2001. As of May 31, 2001, FedEx Express also had approximately 10,000 ShipSites and ShipCenters, which are drop-off locations situated within certain retailers, such as Staples, OfficeMax or Kinkos. Internationally, FedEx Express has approximately 2,000 drop-off locations, including 65 FedEx World Service Centers.

ITEM 3. LEGAL PROCEEDINGS

      FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx Express's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      FedEx Express is a wholly owned subsidiary of FedEx and there is no market for FedEx Express's common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following table compares revenues and operating income (in millions) and selected statistics (in thousands, except dollar amounts) for the years ended May 31:

                                                                         PERCENT CHANGE
                                                                         --------------
                                                                          2001/   2000/
                                            2001    2000(1)   1999(1)     2000    1999
                                          -------   -------   -------     ----    ----
Revenues:
   Package:
       U.S. overnight box(2) ..........   $ 5,830   $ 5,684   $ 5,409      + 3     + 5
       U.S. overnight envelope(3) .....     1,871     1,854     1,776      + 1     + 4
       U.S. deferred ..................     2,492     2,428     2,271      + 3     + 7
                                          -------   -------   -------
         Total domestic package revenue    10,193     9,966     9,456      + 2     + 5
       International Priority (IP) ....     3,940     3,552     3,019      +11     +18
                                          -------   -------   -------
           Total package revenue ......    14,133    13,518    12,475      + 5     + 8
   Freight:
       U.S ............................       651       566       440      +15     +29
       International ..................       424       492       531      -14     - 7
                                          -------   -------   -------
           Total freight revenue ......     1,075     1,058       971      + 2     + 9

   Other ..............................       326       492       533      -34     - 8
                                          -------   -------   -------
           Total revenues .............   $15,534   $15,068   $13,979      + 3     + 8
                                          =======   =======   =======
Operating expenses:
   Salaries and employee benefits .....     6,301
   Purchased transportation ...........       584
   Rentals and landing fees ...........     1,419
   Depreciation and amortization ......       797
   Fuel ...............................     1,063
   Maintenance and repairs ............       968
   Intercompany charges ...............     1,317
   Other(4) ...........................     2,238
                                          -------   -------   -------
       Total operating expenses .......    14,687    14,168    13,108      + 4     + 8
                                          -------   -------   -------
Operating income ......................   $   847   $   900   $   871      - 6     + 3
                                          =======   =======   =======
Package:
   Average daily packages:
       U.S. overnight box .............     1,264     1,249     1,207      + 1     + 3
       U.S. overnight envelope ........       757       771       750      - 2     + 3
       U.S. deferred ..................       899       916       894      - 2     + 3
                                          -------   -------   -------
         Total domestic packages ......     2,920     2,936     2,851      - 1     + 3
       IP .............................       346       319       282      + 8     +13
                                          -------   -------   -------
           Total packages .............     3,266     3,255     3,133       --     + 4

                                                                         PERCENT CHANGE
                                                                         --------------
                                                                          2001/   2000/
                                            2001     2000      1999       2000    1999
                                          -------   -------   -------     ----    ----
   Revenue per package (yield):
       U.S. overnight box .............   $ 18.09   $ 17.70   $  17.51     + 2     + 1
       U.S. overnight envelope ........      9.69      9.36       9.24     + 4     + 1
       U.S. deferred ..................     10.87     10.31       9.93     + 5     + 4
         Domestic composite ...........     13.69     13.21      12.96     + 4     + 2
       IP .............................     44.70     43.36      41.87     + 3     + 4
           Composite ..................     16.97     16.16      15.56     + 5     + 4

Freight:
   Average daily pounds:
       U.S ............................     4,337     4,693      4,332     - 8     + 8
       International ..................     2,208     2,420      2,633     - 9     - 8
                                          -------   -------    -------
           Total freight ..............     6,545     7,113      6,965     - 8     + 2

   Revenue per pound (yield):
       U.S ............................   $   .59   $   .47   $    .40     +26     +18
       International ..................       .75       .79        .79     - 5      --
           Composite ..................       .64       .58        .54     +10     + 7

----------------

(1) Operating expense detail for 2000 and 1999 has been omitted, as this data is not comparable to 2001. See Note 1 to our financial statements.
(2) The U.S. overnight box category includes packages exceeding 8 ounces in weight.
(3) The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.
(4) Includes $93 million charge for impairment of certain assets related to the MD10 aircraft program and $9 million charge related to the Ayres aircraft program.

         Our results for 2001 reflect strong performance for the first half of the year, which was more than offset by the effects of weakened economic conditions in the second half of the year. Operating results for 2001 also reflect charges of $102 million primarily related to non-cash asset impairment charges.

         As a result of sharply lower domestic volumes in the second half of 2001 and lowered growth forecasts, management committed to eliminate certain excess aircraft capacity related to our MD10 program. The MD10 program upgrades and modifies our older DC10 aircraft to make them more compatible with our newer MD11 aircraft. By curtailing the MD10 program, we will avoid approximately $1.1 billion of future capital expenditures over the next seven years. In addition, due to the bankruptcy of Ayres Corporation, we expensed deposits and related items in connection with the Ayres ALM 200 aircraft program. Following is a summary of these principally non-cash charges (in millions) taken in the fourth quarter of 2001:

         Impairment of certain assets related to the MD10 aircraft program  $ 93
         Ayres program ...................................................     9
                                                                            ----
                Total ....................................................  $102
                                                                            ====

         REVENUES

         Total package revenue increased 5% for 2001, principally due to increases in yields and IP volumes, partially offset by a decrease in other revenue. Total package yield increased 5% as a result of our continued yield-management strategy, which includes limiting growth of less profitable business and recovering the higher cost of fuel through a fuel surcharge. The February 2001 domestic rate increases averaging 4.9% for shipments within the U.S. and 2.9% for U.S. export shipments also contributed to the higher yield.

         While the IP volume growth rate was 8% for 2001, this rate was significantly impacted by weakness in the Asian economy in the last half of the year. Average daily volumes for that region have slowed from a 26% year-over-year growth rate in the first quarter of 2001 to a 1% year-over-year decline in the fourth quarter of 2001. For the year, we experienced IP average daily volume growth rates of 24% and 12% in the European and Asian markets, respectively. In the U.S., average daily domestic package volume declined 1% year over year due to the economic softness experienced in the last half of 2001.

         Total freight revenue increased slightly in 2001 due to significantly improved yields in U.S. freight, partially offset by declines in domestic freight volume and international freight volume and yield.

         Other revenue included Canadian domestic revenue, charter services, logistics services, sales of hushkits and other. As expected, revenue from hushkit sales, which has continued to decline over the past few years, was negligible in 2001.

         In 2000, total package revenue increased 8%, principally due to increases in international package volume and yield. List price increases, including an average 2.8% domestic rate increase in March 1999, the fuel surcharges implemented in the second half of the year, an ongoing yield management program and a slight increase in average weight per package, all contributed to the increases in yields in 2000. While growth in U.S. domestic package volume was lower than anticipated, the higher-yielding IP services experienced strong growth, particularly in Asia and Europe. Total freight revenue increased in 2000 due to higher average daily pounds and improved yields in U.S. freight, offset by declines in international freight pounds.

         OPERATING INCOME

         Excluding the fourth quarter charges related to aircraft, operating income increased 6% in 2001, despite the slowdown in revenue growth. A 17% increase in average jet fuel price per gallon contributed to a negative impact of approximately $150 million on 2001 total fuel costs, including the results of jet fuel hedging contracts entered into to mitigate these increased costs. For 2001, fuel expense was reduced by approximately $92 million as a result of jet fuel hedging contracts. Due to slightly moderating fuel prices and the continuation of our fuel surcharge program, FedEx effectively closed all hedge positions by entering into offsetting jet fuel hedging contracts during the fourth quarter of 2001. FedEx may, however, enter into jet fuel hedging contracts on our behalf in the future. The effect of higher fuel costs on operating income was fully offset by a 4% fuel surcharge, in effect since April 1, 2000.

          Operating income was favorably affected by reduced variable compensation and pension costs, coupled with intensified cost controls over discretionary spending. The decrease in maintenance and repairs expense primarily reflects fewer aircraft engine maintenance events due to the timing of scheduled maintenance and favorable negotiated rates with vendors.

         Operating income increased 3% in 2000 despite higher fuel costs and costs associated with the corporate realignment and reorganization of the sales, marketing and information technology functions. A 48% increase in average fuel price per gallon had a negative impact of approximately $260 million on 2000 fuel costs, including the results of jet fuel hedging contracts entered into to mitigate some of the increased jet fuel costs. Fuel surcharges implemented during 2000 partially offset the increase in 2000 fuel costs. Maintenance and repairs increased in 2000 due to the timing of scheduled maintenance and a greater number of routine cycle checks resulting from fleet usage and certain Federal Aviation Administration directives.

         Operating income in 1999 was negatively impacted by $81 million in strike contingency costs and weakness in Asian markets.

         Year-over-year comparisons were also affected by declining contributions from sales of hushkits. Operating profit from these sales declined $40 million in 2001 and $50 million in 2000.

         OTHER INCOME AND EXPENSE AND INCOME TAXES

         Net interest expense decreased 22% in 2001 and 12% in 2000 due to lower average debt levels. Other, net in 2000 included gains of approximately $12 million from an insurance settlement for a destroyed MD11 aircraft and approximately $11 million from the sale of securities.

         Our effective tax rate was 36.5% in 2001, 39.5% in 2000 and 40.5% in 1999. The 36.5% effective tax rate in 2001 was lower than the 2000 effective rate primarily due to the utilization of excess foreign tax credits. Generally, the effective tax rate exceeds the statutory U.S. federal tax rate because of state income taxes and other factors as identified in Note 5 to our financial statements. For 2002, we expect the effective tax rate to be in the approximate range of 38.0% to 39.0%.

         OUTLOOK

         Although we believe that the current economic downturn is largely cyclical, we expect it to persist at least through the first half of 2002. We plan to align capital spending with operating cash flow, continue strict controls over discretionary spending and implement other measures to reduce commitments for lift capacity in excess of our needs.

         Despite the near-term economic outlook, we continue to believe that we are well positioned for long-term growth. In January 2001, we entered into a business alliance with the U.S. Postal Service, which is expected to generate revenue of approximately $7 billion over seven years and is consistent with our goals of improving margins, cash flows and returns. The alliance consists of two service agreements. In the first non-exclusive agreement, we will install drop boxes at U.S. Post Offices, and in the second agreement, we will provide airport-to-airport transportation of Priority, Express and First-Class Mail. On June 18, 2001, we officially launched the national rollout of our drop boxes at post offices throughout the country, implementing the first of these service agreements. We are scheduled to begin the agreement for air transportation in late August 2001. In 2002, we will also continue the business alliance in Europe with La Poste, established in 2001.

         For 2002, U.S. domestic package volumes are expected to decline slightly. We believe that IP package volumes will grow at approximately the same rate as 2001. New services, including the U.S. Postal Service agreements, are expected to increase revenues in 2002.

         Operating margin is expected to decrease in 2002 (excluding the 2001 charges related to aircraft programs), as increased pension and health care costs, costs associated with new services and annual wage increases are not expected to be completely offset by suspension of variable compensation programs and reductions in discretionary spending.

         Because of substantial lead times associated with the manufacture or modification of aircraft, we must generally plan our aircraft orders or modifications three to eight years in advance. Therefore, we must make projections regarding our needed airlift capacity many years before the aircraft is actually needed. Our past projections included assumptions of volume growth that have not materialized and, in light of current economic projections, are not expected to do so in the near future. Therefore, we will continue to evaluate further reductions in aircraft programs in order to rationalize available capacity with current and anticipated business volumes where it is economically practicable to do so.

         Actual results for 2002 will depend upon a number of factors, including the extent and duration of the current economic downturn, our ability to match capacity with volume levels and our ability to effectively implement our new service and growth initiatives. See "Item 1. Business. Forward-Looking Statements" for a more complete description of potential risks and uncertainties which could affect our future performance.

FINANCIAL CONDITION

         LIQUIDITY

         Cash and cash equivalents totaled $99 million at May 31, 2001, compared to $89 million at May 31, 2000. Cash flows from operating activities during 2001 totaled $1.6 billion, compared to $1.3 billion for 2000 and $1.5 billion for 1999.

         On February 12, 2001, FedEx issued $750 million of senior unsecured notes, which we guaranteed with other FedEx subsidiaries. For more information regarding debt instruments, see Note 3 to our financial statements.

         During 2002, certain existing debt will mature, principally $175 million of 9.875% Senior Notes due April 1, 2002. These notes and the other scheduled 2002 debt payments are reflected in the current portion of long-term debt at May 31, 2001.

         In 1999, FedEx filed a $1 billion shelf registration statement with the Securities and Exchange Commission ("SEC"), indicating that it may issue up to that amount in one or more offerings of either unsecured debt securities, preferred stock or common stock, or a combination of such instruments. FedEx may, at its option, direct us to issue guarantees of the debt securities.

         FedEx has a $1.0 billion revolving credit facility that is generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. We believe that cash flow from operations, FedEx's commercial paper program and revolving bank credit facility will adequately meet our working capital needs for the foreseeable future.

         CAPITAL RESOURCES

         Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package handling facilities and sort equipment. The amount and timing of capital additions depend on various factors including volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

         We have historically financed our capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. Generally, our practice in recent years with respect to funding new wide-bodied aircraft acquisitions has been to finance such aircraft through long-term lease transactions that qualify as off-balance sheet operating leases under applicable accounting rules. We have determined that these operating leases have provided economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In the future, other forms of secured financing may be pursued to finance aircraft acquisitions when we determine that it best meets our needs. Historically, we have been successful in obtaining investment capital, both domestic and international, for long-term leases on acceptable terms, although the marketplace for such capital can become restricted depending on a variety of economic factors beyond our control. See Note 3 to our financial statements for additional information concerning our debt instruments.

         We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

DEFERRED TAX ASSETS

         At May 31, 2001, we had a net cumulative deferred tax asset of $144 million, consisting of $909 million of deferred tax assets and $765 million of deferred tax liabilities. The reversals of deferred tax assets in future periods will be offset by similar amounts of deferred tax liabilities. Based upon historical levels of taxable income, we believe that it is more likely than not that sufficient levels of future taxable income will be generated to realize the remaining deferred tax asset.

EURO CURRENCY CONVERSION

         Since the beginning of the European Union's transition to the euro on January 1, 1999, we have been prepared to quote rates to customers, generate billings and accept payments in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. We believe the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. As disclosed in Note 3 to our financial statements, we have outstanding long-term debt (exclusive of capital leases) of approximately $900 million at May 31, 2001 and 2000. Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $32 million as of May 31, 2001 ($46 million as of May 31, 2000). The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Presently, derivative instruments are not used to manage interest rate risk.

      Our earnings are affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. At May 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $70 million for the year ending May 31, 2002 (the comparable amount in the prior year was $50 million). In practice, our experience is that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

       Our earnings are also affected by fluctuations in jet fuel prices. Market risk for jet fuel is estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in projected jet fuel prices applied to projected 2002 usage and amounts to approximately $100 million, net of hedging settlements, as of May 31, 2001 compared to $50 million, net of hedging settlements as of May 31, 2000. As of May 31, 2001, all outstanding jet fuel hedging contracts entered into by FedEx on our behalf were effectively closed by entering into offsetting jet fuel hedging contracts. See Notes 1 and 9 to our financial statements for accounting policy and additional information regarding jet fuel hedging contracts.

      We do not purchase or hold any derivative financial instruments for trading purposes.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are filed with this Report:

                                                                              PAGE NUMBER
                                                                              -----------
Report of Independent Public Accountants ........................................  F-1

Consolidated Balance Sheets - May 31, 2001 and 2000 .............................  F-2

Consolidated Statements of Income - Years ended May 31, 2001, 2000 and 1999 .....  F-4

Consolidated Statements of Changes in Owner's Equity and
       Comprehensive Income - Years ended May 31, 2001, 2000 and 1999............  F-5

Consolidated Statements of Cash Flows - Years ended May 31, 2001, 2000 and 1999..  F-6

Notes to Consolidated Financial Statements.......................................  F-7


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

         2.  FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule is filed with this Report:

                                                                               PAGE
                                                                               ----
Report of Independent Public Accountants on Financial Statement Schedule....    S-1

Schedule II - Valuation and Qualifying Accounts.............................    S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained herein.

        3.  EXHIBITS

     Exhibits 3.1, 3.2, 10.1 through 10.68, 12, 23 and 24 are being filed in connection with this Report or incorporated herein by reference.

     The Exhibit Index on pages E-1 through E-7 is incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

     The following Current Report on Form 8-K was filed during the fourth quarter of the fiscal year ended May 31, 2001: Current Report on Form 8-K dated May 7, 2001 (updating financial guidance).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FEDERAL EXPRESS CORPORATION



         Dated:  August 20, 2001           By: /s/ MICHAEL W. HILLARD
                                               --------------------------------
                                               Michael W. Hillard
                                               Vice President and Controller
                                               (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                            CAPACITY                                   DATE
---------                            --------                                   ----
/s/ FREDERICK W. SMITH*              Chairman of the Board of Directors         August 20, 2001
----------------------------------
Frederick W. Smith

/s/ DAVID J. BRONCZEK*               President, Chief Executive Officer         August 20, 2001
----------------------------------   And Director
David J. Bronczek                    (Principal Executive Officer)

/s/ ROBERT B. CARTER*                Director                                   August 20, 2001
----------------------------------
Robert B. Carter

/s/ MICHAEL L. DUCKER*               Executive Vice President - International   August 20, 2001
----------------------------------   and Director
Michael L. Ducker

/s/ T. MICHAEL GLENN*                Director                                   August 20, 2001
----------------------------------
T. Michael Glenn

/s/ ALAN B. GRAF, JR.*               Director                                   August 20, 2001
----------------------------------
Alan B. Graf, Jr.

/s/ GEORGE W. HEARN*                 Director                                   August 20, 2001
----------------------------------
George W. Hearn

/s/ MICHAEL W.  HILLARD              Vice President and Controller (Principal   August 20, 2001
----------------------------------   Accounting Officer)
Michael W. Hillard

/s/ KENNETH R. MASTERSON*            Director                                   August 20, 2001
------------------------------
Kenneth R. Masterson

/s/ DAVID F. REBHOLZ*                Executive Vice President - Operations      August 20, 2001
----------------------------------   and Systems Support and Director
David F. Rebholz

/s/ TRACY G. SCHMIDT*                Senior Vice President and Chief            August 20, 2001
----------------------------------   Financial Officer
Tracy G. Schmidt                     (Principal Financial Officer)

/s/ THEODORE L. WEISE*               Director                                   August 20, 2001
----------------------------------
Theodore L. Weise

*By:  /s/ MICHAEL W. HILLARD
      ----------------------
         Michael W. Hillard                                                     August 20, 2001
         Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Federal Express Corporation:

       We have audited the accompanying consolidated balance sheets of Federal Express Corporation (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of income, changes in owner's equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Express Corporation and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.




                                    /s/ ARTHUR ANDERSEN LLP
                                    --------------------------------------------
                                    Arthur Andersen LLP

Memphis, Tennessee
June 27, 2001

                           FEDERAL EXPRESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                    May 31,
                                                          ----------------------------
                                                             2001            2000
                                                          ------------    ------------
                                                                  (In thousands)
CURRENT ASSETS
     Cash and cash equivalents                            $     99,182    $     88,630
     Receivables, less allowances of $60,123,000
         and $56,517,000                                     1,854,015       2,088,854
     Spare parts, supplies and fuel                            239,960         247,372
     Deferred income taxes                                     309,798         247,802
     Prepaid expenses and other                                238,978          69,139
                                                          ------------    ------------
         Total current assets                                2,741,933       2,741,797

PROPERTY AND EQUIPMENT, AT COST
     Flight equipment                                        5,312,853       4,960,204
     Package handling and ground support equipment           3,477,598       3,430,316
     Computer and electronic equipment                         610,281       2,088,510
     Other                                                   2,444,999       2,479,540
                                                          ------------    ------------
                                                            11,845,731      12,958,570
     Less accumulated depreciation and amortization          6,290,148       6,846,647
                                                          ------------    ------------
         Net property and equipment                          5,555,583       6,111,923

OTHER ASSETS
     Goodwill                                                  325,523         327,765
     Due from parent company                                   674,184          86,890
     Equipment deposits and other assets                       273,398         472,164
                                                          ------------    ------------
         Total other assets                                  1,273,105         886,819
                                                          ------------    ------------
                                                          $  9,570,621    $  9,740,539
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                           FEDERAL EXPRESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND OWNER'S EQUITY

                                                                    May 31,
                                                          ----------------------------
                                                             2001            2000
                                                          ------------    ------------
                                                                  (In thousands)
CURRENT LIABILITIES
     Current portion of long-term debt                    $    202,334    $      6,339
     Accrued salaries and employee benefits                    531,807         636,375
     Accounts payable                                        1,008,153         956,929
     Accrued expenses                                          755,247         805,800
     Due to parent company and other FedEx subsidiaries         80,441          16,425
                                                          ------------    ------------
         Total current liabilities                           2,577,982       2,421,868

LONG-TERM DEBT, LESS CURRENT PORTION                           852,339       1,054,430

DEFERRED INCOME TAXES                                          166,081         240,569

OTHER LIABILITIES                                            1,726,208       1,657,405

COMMITMENTS AND CONTINGENCIES (Notes 4, 9 and 10)

OWNER'S EQUITY
     Common stock, $.10 par value; 1,000 shares
         authorized, issued and outstanding                         --              --
     Additional paid-in capital                                297,688         894,718
     Retained earnings                                       4,004,184       3,505,422
     Accumulated other comprehensive income                    (53,861)        (33,873)
                                                          ------------    ------------
         Total owner's equity                                4,248,011       4,366,267
                                                          ------------    ------------
                                                          $  9,570,621    $  9,740,539
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                           FEDERAL EXPRESS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended May 31,
                                      --------------------------------------------
                                          2001            2000            1999
                                      ------------    ------------    ------------
                                                     (In thousands)
REVENUES                              $ 15,533,567    $ 15,068,338    $ 13,979,277

OPERATING EXPENSES
     Salaries and employee benefits      6,300,992       6,635,048       6,224,709
     Purchased transportation              583,592         569,354         563,359
     Rentals and landing fees            1,419,137       1,429,399       1,318,242
     Depreciation and amortization         796,517         997,735         912,002
     Fuel                                1,063,378         888,337         593,661
     Maintenance and repairs               968,114       1,026,260         887,799
     Intercompany charges                1,316,687          82,645          67,808
     Other                               2,237,749       2,539,950       2,540,221
                                      ------------    ------------    ------------
                                        14,686,166      14,168,728      13,107,801
                                      ------------    ------------    ------------

OPERATING INCOME                           847,401         899,610         871,476

OTHER INCOME (EXPENSE)
     Interest, net                         (58,872)        (75,580)        (86,080)
     Other, net                             (3,077)         19,517         (14,696)
                                      ------------    ------------    ------------
                                           (61,949)        (56,063)       (100,776)
                                      ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                 785,452         843,547         770,700

PROVISION FOR INCOME TAXES                 286,690         333,201         312,134
                                      ------------    ------------    ------------
NET INCOME                            $    498,762    $    510,346    $    458,566
                                      ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                           FEDERAL EXPRESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                     OWNER'S EQUITY AND COMPREHENSIVE INCOME

                                                                                   Accumulated
                                                       Additional                     Other           Total
                                            Common      Paid-in       Retained    Comprehensive      Owner's
                                             Stock      Capital       Earnings        Income         Equity
                                              ----     ---------      ----------     --------      -----------
                                                               (In thousands)
BALANCE AT MAY 31, 1998                       $ --     $ 893,469      $2,535,537     $(27,277)     $ 3,401,729

Net income                                      --            --         458,566           --          458,566
Foreign currency translation
       adjustment, net of deferred
       tax benefit of $959,000                  --            --              --        1,488            1,488
                                                                                                   -----------
         TOTAL COMPREHENSIVE INCOME                                                                    460,054

Net activity under employee
       incentive plans(1)                       --         1,249              --           --            1,249
Other                                           --            --             973           --              973
                                              ----     ---------      ----------     --------      -----------
BALANCE AT MAY 31, 1999                         --       894,718       2,995,076      (25,789)       3,864,005

Net income                                      --            --         510,346           --          510,346
Foreign currency translation
       adjustment, net of deferred
       tax benefit of $1,881,000                --            --              --       (8,084)          (8,084)
                                                                                                   -----------
         TOTAL COMPREHENSIVE INCOME                                                                    502,262
                                              ----     ---------      ----------     --------      -----------
BALANCE AT MAY 31, 2000                         --       894,718       3,505,422      (33,873)       4,366,267

Net income                                      --            --         498,762           --          498,762
Foreign currency translation
       adjustment, net of deferred
       tax benefit of $6,849,000                --            --              --      (19,988)         (19,988)
                                                                                                   -----------
         TOTAL COMPREHENSIVE INCOME                                                                    478,774
Assets transferred to form FedEx Services       --      (597,030)             --           --         (597,030)
                                              ----     ---------      ----------     --------      -----------
BALANCE AT MAY 31, 2001                       $ --     $ 297,688      $4,004,184     $(53,861)     $ 4,248,011
                                              ====     =========      ==========     ========      ===========


(1) Represents net activity or certain tax benefits related to such activity under employee incentive plans prior to FedEx Express becoming a wholly-owned subsidiary of FedEx Corporation as of January 27, 1998.

The accompanying notes are an integral part of these consolidated financial statements.

                           FEDERAL EXPRESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Years ended May 31,
                                                             -----------------------------------------
                                                                 2001           2000           1999
                                                             -----------    -----------    -----------
                                                                           (In thousands)
OPERATING ACTIVITIES

Net income                                                   $   498,762    $   510,346    $   458,566
Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                             796,517        997,735        912,002
       Provision for uncollectible accounts                       91,158         57,711         47,527
       Aircraft related impairment charges                       102,000             --             --
       Deferred income taxes and other noncash items             (48,506)       (55,511)       (49,949)
       Gain from disposals of property and equipment              (4,561)       (16,592)        (1,599)
       Changes in operating assets and liabilities:
              (Increase) decrease in receivables                 133,157       (363,454)      (245,155)
              (Increase) decrease in other current assets       (101,623)        71,006       (167,667)
              Increase in accounts payable
                 and other operating liabilities                 149,595         65,035        539,488
              Other, net                                         (28,770)         5,634          9,735
                                                             -----------    -----------    -----------
Cash provided by operating activities                          1,587,729      1,271,910      1,502,948

INVESTING ACTIVITIES

Purchases of property and equipment, including deposits on
       aircraft of $7,900,000, $1,500,000 and $1,200,000      (1,233,051)    (1,330,904)    (1,550,161)
Proceeds from dispositions of property and equipment:
    Sale-leaseback transactions                                  237,000             --         80,995
    Reimbursements of A300 and MD11 deposits                          --         24,377         67,269
    Other dispositions                                            10,659        154,696        178,422
Other, net                                                        (4,491)           878          4,784
                                                             -----------    -----------    -----------
Cash used in investing activities                               (989,883)    (1,150,953)    (1,218,691)

FINANCING ACTIVITIES

Principal payments on debt                                            --       (114,936)      (269,280)
Net payments to parent company                                  (587,294)        (5,629)       (31,345)
                                                             -----------    -----------    -----------
Cash used in financing activities                               (587,294)      (120,565)      (300,625)
                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS

Increase (decrease) during the year                               10,552            392        (16,368)
Balance at beginning of year                                      88,630         88,238        104,606
                                                             -----------    -----------    -----------
Balance at end of year                                       $    99,182    $    88,630    $    88,238
                                                             ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           FEDERAL EXPRESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. Federal Express Corporation ("FedEx Express") is the world's largest express transportation company and a wholly-owned subsidiary of FedEx Corporation ("FedEx").

The formation of FedEx Corporate Services Inc. ("FedEx Services"), a subsidiary of our parent, on June 1, 2000 has changed the way certain costs are captured and allocated between the various FedEx operating segments. For example, salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology departments previously incurred at FedEx Express and other operating segments are now incurred at FedEx Services and allocated to FedEx's operating segments using various relevant metrics and are included in the line item "Intercompany charges."

Consequently, certain expense data presented herein is not comparable to prior periods. We believe the total amounts allocated reasonably reflect the cost of providing such services. Associated assets of the sales, marketing and IT departments were transferred to FedEx for the formation of FedEx Services and are reflected as a distribution in the Consolidated Statements of Changes in Owner's Equity and Comprehensive Income.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx Express and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CREDIT RISK. Credit risk in trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends.

REVENUE RECOGNITION. Revenue is recognized upon delivery of shipments. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date.

ADVERTISING. Generally, advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $67,407,000, $214,161,000 and $193,253,000 in 2001, 2000 and 1999, respectively. Advertising expense in 2001 was impacted by the transfer of marketing functions to FedEx Services on June 1, 2000.

CASH EQUIVALENTS. Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $4,823,000, $6,066,000 and $4,514,000, in 2001, 2000 and 1999, respectively.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts are stated principally at weighted-average cost. Supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Neither method values inventory in excess of current replacement cost.

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

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Flight equipment                                               5 to 20 years
Package handling and ground support equipment and vehicles     3 to 30 years
Computer and electronic equipment                              3 to 10 years
Other                                                          2 to 30 years

Aircraft airframes and engines are assigned residual values ranging up to 20% of asset cost. All other property and equipment have no material residual values. Vehicles are depreciated on a straight-line basis over five to 10 years. Depreciation expense was $779,423,000, $981,192,000 and $895,024,000 in 2001,
2000 and 1999, respectively.

For income tax purposes, depreciation is generally computed using accelerated methods.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $23,062,000, $30,168,000 and $35,152,000 for 2001, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets including goodwill are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Note 11 for information concerning the impairment charges recognized in 2001.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. It is amortized on a straight-line basis over periods up to 40 years. Accumulated amortization was $174,406,000 and $156,804,000 at May 31, 2001 and 2000, respectively.

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

SELF-INSURANCE ACCRUALS. FedEx Express is self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims. Included in other liabilities at May 31, 2001 and 2000 were $313,000,000 and $302,000,000, respectively, representing the long-term portion of self-insurance accruals for FedEx Express's workers' compensation and vehicle liabilities.

DEFERRED LEASE OBLIGATIONS. While certain of FedEx Express's aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. Included in other liabilities at May 31, 2001 and 2000, were $388,734,000 and $352,207,000, respectively, representing the cumulative difference between rent expense and rent payments.

DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Included in other liabilities at May 31, 2001 and 2000, were deferred gains of $511,932,000 and $533,371,000, respectively.

DERIVATIVE INSTRUMENTS. Through the period ending May 31, 2001, jet fuel forward contracts were accounted for as hedges under Statement of Financial Accounting Standards No. ("SFAS") 80, "Accounting for Futures Contracts." At June 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." See Recent Pronouncements.

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of FedEx Express's foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner's equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

RECENT PRONOUNCEMENTS. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and SFAS 138) at the beginning of 2002. The adoption of this Statement will not have a material effect on our financial position or results of operations for 2002.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ACCRUED SALARIES AND EMPLOYEE BENEFITS AND ACCRUED EXPENSES

The components of accrued salaries and employee benefits and accrued expenses were as follows:

                                                                   May 31,
                                                           -----------------------
                                                              2001         2000
                                                           ----------   ----------
                                                               (In thousands)
Salaries                                                   $  135,989   $  142,593
Employee benefits                                             101,098      184,532
Compensated absences                                          294,720      309,250
                                                           ----------   ----------
   Total accrued salaries and employee benefits            $  531,807   $  636,375
                                                           ==========   ==========

Insurance                                                  $  336,191   $  302,453
Taxes other than income taxes                                 210,155      219,388
Other                                                         208,901      283,959
                                                           ----------   ----------
   Total accrued expenses                                  $  755,247   $  805,800
                                                           ==========   ==========



NOTE 3: LONG-TERM DEBT

                                                                   May 31,
                                                           -----------------------
                                                              2001         2000
                                                           ----------   ----------
                                                               (In thousands)
Senior debt, interest rates of 9.65% to 9.88%, due
       through 2013                                        $  474,161   $  473,970
Bonds, interest rate of 7.60%, due in 2098                    239,389      239,382
Medium term notes, interest rates of 9.95% to
       10.57%, due through 2007                                59,054       62,510
                                                           ----------   ----------
                                                              772,604      775,862
Capital lease obligations and tax exempt bonds, interest
       rates of 5.35% to 7.88%, due through 2017 less
       bond reserves of $9,024,000                            244,401      244,401
Other debt, interest rates of 9.68% to 9.98%                   37,668       40,506
                                                           ----------   ----------
                                                            1,054,673    1,060,769
       Less current portion                                   202,334        6,339
                                                           ----------   ----------
                                                           $  852,339   $1,054,430
                                                           ==========   ==========

Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 2001, are as follows: $202,300,000 in 2002; $5,900,000 in
2003; $25,000,000 in 2004; $5,500,000 in 2005; and $7,100,000 in 2006.

At May 31, 2001 and 2000, FedEx Express's long-term debt, exclusive of capital leases, had carrying values of $857,000,000 and $863,000,000, respectively, compared with fair values of approximately $909,000,000 and $863,000,000 at those dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 4: LEASE COMMITMENTS

FedEx Express utilizes certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2038. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days' notice.

The components of property and equipment recorded under capital leases were as follows:

                                                                               May 31
                                                                       -----------------------
                                                                          2001         2000
                                                                       ----------   ----------
                                                                           (In thousands)
Package handling and ground support equipment                          $  196,900   $  226,580
Facilities                                                                133,435      133,435
Computer and electronic equipment and other                                 2,265        6,471
                                                                       ----------   ----------
                                                                          332,600      366,486
       Less accumulated amortization                                      235,831      259,718
                                                                       ----------   ----------
                                                                       $   96,769   $  106,768
                                                                       ==========   ==========

Rent expense for the years ended May 31 was as follows:

                                                             2001         2000         1999
                                                          ----------   ----------   ----------
                                                                    (In thousands)
Minimum rentals                                           $1,188,869   $1,203,211   $1,167,500
Contingent rentals                                            91,800       98,572       59,839
                                                          ----------   ----------   ----------
                                                          $1,280,669   $1,301,783   $1,227,339
                                                          ==========   ==========   ==========

Contingent rentals are based on hours flown under supplemental aircraft leases.

A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2001 is as follows:

                                                 Capital           Operating
                                                 Leases              Leases
                                                --------          -----------
                                                       (In thousands)
2002                                            $ 14,828          $ 1,064,010
2003                                              14,828              989,830
2004                                              14,828              932,757
2005                                              14,828              889,244
2006                                              14,828              850,126
Thereafter                                       272,847            8,683,781
                                                --------          -----------
                                                $346,987          $13,409,748
                                                ========          ===========

At May 31, 2001, the present value of future minimum lease payments for capital lease obligations, including certain tax exempt bonds, was $199,401,000.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx Express.

NOTE 5: INCOME TAXES

The operations of FedEx Express are included in the consolidated federal income tax return of FedEx. The income tax provision for FedEx Express approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows:

                                  2001         2000         1999
                               ---------    ---------    ---------
                                         (In thousands)
Current provision:
   Domestic
       Federal                 $ 266,273    $ 282,025    $ 281,721
       State and local            37,309       39,588       36,300
   Foreign                        34,940       39,619       23,077
                               ---------    ---------    ---------
                                 338,522      361,232      341,098
                               ---------    ---------    ---------
Deferred provision (credit):
   Domestic
       Federal                   (47,772)     (24,542)     (23,933)
       State and local            (3,535)      (2,050)      (3,160)
   Foreign                          (525)      (1,439)      (1,871)
                               ---------    ---------    ---------
                                 (51,832)     (28,031)     (28,964)
                               ---------    ---------    ---------
                               $ 286,690    $ 333,201    $ 312,134
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

A reconciliation of the statutory federal income tax rate to FedEx Express's effective income tax rate for the years ended May 31 is as follows:

                                              2001     2000    1999
                                              ----     ----    ----
Statutory U.S. income tax rate                35.0%    35.0%   35.0%
Increase (decrease) resulting from:
     State and local income taxes, net of
       federal benefit                         2.8      2.9     2.8
     Foreign operations                       (2.4)     0.3     0.3
     Other, net                                1.1      1.3     2.4
                                              ----     ----    ----
Effective tax rate                            36.5%    39.5%   40.5%
                                              ====     ====    ====

The significant components of deferred tax assets and liabilities as of May 31 were as follows:

                                            2001                      2000
                                  -----------------------    ----------------------
                                                   (In thousands)
                                               Deferred      Deferred     Deferred
                                   Deferred      Tax           Tax          Tax
                                  Tax Assets  Liabilities     Assets    Liabilities
                                  ----------  -----------     ------    -----------
Property, equipment and leases     $268,696     $602,321     $206,239     $631,506
Employee benefits                   202,635       63,203      192,641       81,131
Self-insurance accruals             226,090           --      210,870           --
Other                               211,497       99,677      206,683       96,563
                                   --------     --------     --------     --------
                                   $908,918     $765,201     $816,433     $809,200
                                   ========     ========     ========     ========


NOTE 6: EMPLOYEE BENEFIT PLANS

PENSION PLANS. FedEx Express sponsors defined benefit pension plans covering a majority of employees and acts as a participant in a defined benefit pension plan sponsored by its parent, FedEx. The largest plan covers certain U.S. employees age 21 and over, with at least one year of service and provides benefits based on average earnings and years of service. Plan funding is actuarially determined, and is also subject to certain tax law limitations. International defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments.

The Federal Express Corporation Employees' Pension Plan and the FedEx Ground Package System, Inc. and Certain Affiliates Career Reward Pension Plan were merged effective May 31, 2001. The name of the newly merged plan is the FedEx Corporation Employees' Pension Plan and FedEx is the sponsor of this plan. Our employees and retirees make up in excess of 80% of the participants in this plan. The projected benefit obligation and fair value of plan assets at May 31, 2001, are $4,800,000,000 and $5,100,000,000, respectively. No pension benefit formulas were changed as a result of the merger.

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

The following table provides a reconciliation of the changes in the pension and postretirement health care plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2001 and a statement of the funded status as of May 31, 2001 and 2000. Pension plan amounts for 2001 exclude assets and obligations transferred to FedEx in connection with the plan merger described above.

                                                                                   Postretirement
                                                       Pension Plans             Health Care Plans
                                                  ------------------------    ----------------------
                                                    2001           2000         2001         2000
                                                  ---------    -----------    ---------    ---------
                                                                   (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 214,904    $ 4,104,887    $ 245,269    $ 237,572
  Service cost                                       12,578        321,360       22,427       25,404
  Interest cost                                      13,201        314,723       20,930       18,841
  Amendments and benefit enhancements                 6,053          9,316          308           --
  Actuarial (gain) loss                              (3,935)      (478,637)     (11,191)     (28,765)
  Plan participant contributions                         --             --        1,682        1,077
  Transfer of participants to FedEx Services(1)      (8,538)            --      (11,253)          --
  Foreign currency exchange rate changes            (10,665)          (618)          --           --
  Benefits paid                                      (6,867)       (56,882)      (7,892)      (8,860)
                                                  ---------    -----------    ---------    ---------
Benefit obligation at end of year                 $ 216,731    $ 4,214,149    $ 260,280    $ 245,269
                                                  =========    ===========    =========    =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
     beginning of year                            $  87,566    $ 4,461,228    $      --    $      --
  Actual return on plan assets                       (4,752)       576,881           --           --
  Foreign currency exchange rate changes             (2,689)        (5,192)          --           --
  Company contributions                               7,590        214,327        6,210        7,783
  Plan participant contributions                         --             --        1,682        1,077
  Benefits paid                                      (6,867)       (56,882)      (7,892)      (8,860)
                                                  ---------    -----------    ---------    ---------
Fair value of plan assets at end of year          $  80,848    $ 5,190,362    $      --    $      --
                                                  =========    ===========    =========    =========

FUNDED STATUS OF THE PLANS                        $(135,883)   $   976,213    $(260,280)   $(245,269)
  Unrecognized actuarial loss (gain)                 10,200     (1,000,308)     (56,028)     (46,071)
  Unrecognized prior service cost                    20,612         97,256        1,433        1,557
  Unrecognized transition amount                      1,732          2,119           --           --
                                                  ---------    -----------    ---------    ---------
Prepaid (accrued) benefit cost                    $(103,339)   $    75,280    $(314,875)   $(289,783)
                                                  =========    ===========    =========    =========
AMOUNTS RECOGNIZED IN THE
BALANCE SHEET AT MAY 31:
  Prepaid benefit cost                            $   4,693    $   172,381    $      --    $      --
  Accrued benefit liability                        (108,032)       (97,101)    (314,875)    (289,783)
  Minimum pension liability                         (11,567)       (12,662)          --           --
  Intangible asset                                   11,567         12,662           --           --
                                                  ---------    -----------    ---------    ---------
Prepaid (accrued) benefit cost                    $(103,339)   $    75,280    $(314,875)   $(289,783)
                                                  =========    ===========    =========    =========

(1)      FedEx Services was formed on June 1, 2001.

Net periodic benefit cost for the years ended May 31 was as follows:

                                                                        Postretirement
                                         Pension Plans                 Health Care Plans
                               ---------------------------------   ---------------------------
                                 2001        2000        1999        2001      2000     1999
                               ---------   ---------   ---------   --------   -------  -------
                                                          (In thousands)
Service cost                   $  12,578   $ 321,360   $ 316,448   $ 22,427   $25,404  $22,815
Interest cost                     13,201     314,723     269,521     20,930    18,841   16,375
Expected return on plan assets    (6,018)   (492,894)   (436,735)        --        --       --
Net amortization and deferral      5,171      11,541       3,008     (1,110)      124       --
                               ---------   ---------   ---------   --------   -------  -------
                               $  24,932   $ 154,730   $ 152,242   $ 42,247   $44,369  $39,190
                               =========   =========   =========   ========   =======  =======

In addition, we incurred in 2001 a net periodic benefit cost of $39,059,000 for our participation in the FedEx Corporation Employees' Pension Plan sponsored by our parent.

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

                                    2001        2000        1999       2001      2000     1999
                                    ----        ----        ----       ----      ----     ----
Discount rate                        7.7%        8.5%        7.5%       8.2%      8.3%     7.3%
Rate of increase in future
  compensation levels                4.0         5.0         4.6         --        --       --
Expected long-term rate of
  return on assets                  10.9        10.9        10.9         --        --       --


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $140,500,000, $113,000,000 and $4,000,000, respectively, as of May
31, 2001, and $134,000,000, $94,800,000 and $2,700,000, respectively, as of May
31, 2000.

FedEx Express's future medical benefit costs are estimated to increase at an annual rate of 8.0% during 2002, decreasing to an annual growth rate of 6.0% in 2007 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7.3% during 2002, decreasing to an annual growth rate of 6.0% in 2007 and thereafter. FedEx Express's cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation of FedEx Express at May 31, 2001, or 2001 benefit expense. Claims are paid as incurred.

DEFINED CONTRIBUTION PLANS. Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees age 21 and over, with at least one year of service with FedEx Express as of the contribution date. These plans provide for discretionary employer contributions, which are determined annually by FedEx's Board of Directors and matching funds based on employee contributions to a 401(k) plan. Expense under these plans was $72,300,000 in 2001, $108,700,000 in 2000 and $119,300,000 in 1999. Included in these expense amounts are cash distributions made directly to employees of $38,400,000, $33,800,000 and $37,100,000 in 2001, 2000 and 1999, respectively.

NOTE 7: BUSINESS SEGMENT INFORMATION

FedEx Express is in a single line of business and operates in one business segment - the worldwide express transportation and distribution of goods and documents.

Certain segment assets associated with the sales, marketing and information technology departments previously recorded at FedEx Express were transferred to FedEx Services in conjunction with its formation effective June 1, 2000. Consequently, 2001 long-lived assets segment information presented is not comparable to prior periods.

The following table presents FedEx Express's revenue by service type and geographic information for the years ended or as of May 31:

REVENUE BY SERVICE TYPE

                                               2001          2000          1999
                                           -----------   -----------   -----------
                                                        (In thousands)
Package:
       U.S. overnight box (1)              $ 5,829,972   $ 5,683,663   $ 5,409,036
       U.S. overnight envelope (2)           1,870,881     1,854,181     1,776,426
       U.S. deferred                         2,492,522     2,428,002     2,271,151
                                           -----------   -----------   -----------
          Total domestic package revenue    10,193,375     9,965,846     9,456,613
       International priority                3,939,612     3,551,593     3,018,828
                                           -----------   -----------   -----------
            Total package revenue           14,132,987    13,517,439    12,475,441
Freight:
       U.S                                     650,779       566,259       439,855
       International                           424,216       492,280       530,759
Other                                          325,585       492,360       533,222
                                           -----------   -----------   -----------
                                           $15,533,567   $15,068,338   $13,979,277
                                           ===========   ===========   ===========

GEOGRAPHIC INFORMATION (3)

                                               2001          2000          1999
                                           -----------   -----------   -----------
                                                        (In thousands)
Revenues:
       U.S                                 $10,889,155   $10,712,195   $10,170,950
       International                         4,644,412     4,356,143     3,808,327
                                           -----------   -----------   -----------
                                           $15,533,567   $15,068,338   $13,979,277
                                           ===========   ===========   ===========

Long-lived assets:
       U.S                                 $ 5,598,462   $ 5,987,059
       International                         1,230,226     1,011,683
                                           -----------   -----------
                                           $ 6,828,688   $ 6,998,742
                                           ===========   ===========

(1) The U.S. overnight box category includes packages exceeding eight ounces in weight.
(2) The U.S. overnight envelope category includes envelopes weighing eight ounces or less.
(3) International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

                                                    2001         2000        1999
                                                  ---------    ---------    --------
                                                             (In thousands)
Interest (net of capitalized interest)            $  77,154    $  83,159    $ 94,235
Income taxes                                        369,282      266,766     313,515

Non-cash investing and financing activities for the years ended May 31 were as follows:

                                                    2001         2000        1999
                                                  ---------    ---------    --------
                                                             (In thousands)
Fair value of assets surrendered under exchange
       agreements (with two airlines)             $      --    $  19,450    $ 48,248
Fair value of assets acquired under
       exchange agreements                            4,868       28,018      34,580
                                                  ---------    ---------    --------
Fair value of assets surrendered (under) over
       fair value of assets acquired              $  (4,868)   $  (8,568)   $ 13,668
                                                  =========    =========    ========

NOTE 9: COMMITMENTS AND CONTINGENCIES

FedEx Express's annual purchase commitments under various contracts as of May 31, 2001, were as follows (in thousands):

                                     Aircraft-
                   Aircraft         Related(1)      Other(2)         Total
                   --------         ----------      ---------      ----------
2002               $425,100          $611,200       $204,200       $1,240,500
2003                411,500           610,300          7,700        1,029,500
2004                231,500           525,000          7,600          764,100
2005                261,500           254,300          7,600          523,400
2006                228,700           189,700          7,600          426,000

(1) Primarily aircraft modifications, rotables, spare parts and spare engines.
(2)      Primarily facilities, vehicles and other equipment.

FedEx Express is committed to purchase 27 MD11s, 9 DC10s, 7 A300s, 7 A310s and 75 Ayres ALM 200s to be delivered through 2007. See Note 11 for additional information regarding the Ayres program. Deposits and progress payments of $8,300,000 have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000, we believe it is unlikely that any of the ALM 200 aircraft will be delivered to FedEx Express. The purchase commitment amounts related to these aircraft are $35,100,000, $96,100,000 and $75,800,000 in 2004,
2005 and 2006, respectively, and are included in the above table.

FedEx Express has entered into agreements with two airlines to acquire 53 DC10 aircraft (49 of which had been received as of May 31, 2001), spare parts, aircraft engines and other equipment, and maintenance services in exchange for a combination of aircraft engine noise reduction kits and cash. Delivery of these aircraft began in 1997 and will continue through 2002. Additionally, these airlines may exercise put options through December 31, 2003, requiring FedEx Express to purchase up to ten additional DC10s along with additional aircraft engines and equipment.

In January 2001, FedEx Express entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation.

During most of 2001 and 2000, FedEx entered into jet fuel hedging contracts on our behalf, which were designed to limit our exposure to fluctuations in jet fuel prices. Under those jet fuel hedging contracts, payments were made (or received) by FedEx based on the difference between a fixed price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. Under jet fuel hedging contracts, we received $92,206,000 in 2001 and $18,512,000 in 2000. All outstanding jet fuel hedging contracts were effectively closed at May 31, 2001 by entering into offsetting jet fuel hedging contracts, resulting in a deferred charge of approximately $15,000,000, which will be recognized in 2002 as fuel is purchased. At May 31, 2000, the fair value of jet fuel hedging contracts, which had no carrying value, was an asset of approximately $51,060,000.

NOTE 10: LEGAL PROCEEDINGS

FedEx Express is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect FedEx Express's financial position or results of operations.

NOTE 11: ASSET IMPAIRMENTS

Asset impairment adjustments of $102,000,000 were recorded in the fourth quarter of 2001. Impaired assets were adjusted to fair value based on estimated fair market values. All charges relating to asset impairments were reflected as other operating expenses in the Consolidated Statements of Income. The asset impairment charge was comprised of two parts:

Certain assets related to the MD10 aircraft program      $ 93,000,000
Ayres Loadmaster program deposits and other                 9,000,000
                                                         ------------
                                                         $102,000,000

These aircraft procurement programs were in place to ensure adequate aircraft capacity for future volume growth. Due to lowered capacity requirements, it became evident during the fourth quarter of 2001 that FedEx Express had more aircraft capacity commitments than required. Certain aircraft awaiting modification under the MD10 program and the purchase commitments for the Ayres aircraft were evaluated and determined to be impaired.

The MD10 program curtailment charge is comprised primarily of the write down of impaired DC10 airframes, engines and parts to a nominal estimated salvage value. Costs relating to the disposal of the assets were also recorded. These assets are expected to be disposed of primarily during 2002. The Ayres Loadmaster program charge is comprised primarily of the write-off of deposits for aircraft purchases. Capitalized interest and other costs estimated to be unrecoverable in connection with the bankruptcy of Ayres Corporation were also expensed.

NOTE 12: OTHER EVENTS

On January 10, 2001, FedEx Express and the U.S. Postal Service entered into two service contracts: one for domestic air transportation of postal express shipments, and the other for placement of FedEx drop boxes at U.S. Post Offices.

In 2000, FedEx Express recorded nonoperating gains of approximately $11,000,000 from the sale of securities and approximately $12,000,000 from the insurance settlement for a leased MD11 destroyed in October 1999.

NOTE 13: SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)

                                First       Second       Third       Fourth
                               Quarter      Quarter     Quarter      Quarter
                             ----------   ----------   ----------   ----------
2001 (1)
--------
Revenues                     $3,915,681   $3,981,092   $3,785,094   $3,851,700
Operating income                257,728      270,510      160,396      158,767
Income before income taxes      236,537      252,649      151,410      144,856
Net income                      145,470      155,379      105,929       91,984

2000
----
Revenues                     $3,586,806   $3,736,027   $3,757,833   $3,987,672
Operating income                208,943      211,216      143,394      336,057
Income before income taxes      188,770      195,909      131,387      327,481
Net income                      114,206      118,525       79,489      198,126


(1) Fourth quarter of 2001 includes a $102,000,000 charge for impairment of certain assets related to aircraft programs.

NOTE 14: RELATED PARTY TRANSACTIONS

The following table represents our related party balances outstanding at May 31, 2001 and 2000 (in thousands). The long-term amounts primarily represent the net activity from participation in FedEx's consolidated cash management program.

May 31, 2001                     Other                                         Total
                                Current     Other Assets      Current         Due From/
                                Assets      (Non-Current)   Liabilities       (Due To)
                                ------      -------------   -----------       --------
FedEx                          $187,026       $674,184       $     --        $ 861,210
Other FedEx Subsidiaries          7,005             --        (80,441)         (73,436)

--------------------------------------------------------------------------------

May 31, 2000                     Other                                         Total
                                Current     Other Assets      Current         Due From/
                                Assets      (Non-Current)   Liabilities       (Due To)
                                ------      -------------   -----------       --------
FedEx                          $     --       $ 86,890       $(16,425)       $  70,465
Other FedEx Subsidiaries          9,652             --             --            9,652

--------------------------------------------------------------------------------
FedEx issued senior unsecured notes in the amount of $750,000,000 on February 12, 2001. We are one of the subsidiary guarantors of these notes. Short-term related party balances are settled monthly, while related party balances of a long-term nature accrue interest at a rate determined by FedEx that approximates a market rate.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Federal Express Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Federal Express Corporation included in this Form 10-K, and have issued our report thereon dated June 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of Federal Express Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    /s/  ARTHUR ANDERSEN LLP
                                    --------------------------------------------
                                    Arthur Andersen LLP

Memphis, Tennessee
June 27, 2001

                                                                     SCHEDULE II

                           FEDERAL EXPRESS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                                 (In thousands)

                                            ADDITIONS
                                    ------------------------
                     BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                      BEGINNING     COSTS AND       OTHER                       END OF
DESCRIPTION            OF YEAR       EXPENSES      ACCOUNTS   DEDUCTIONS         YEAR
-----------            -------       --------      --------   ----------         ----
Accounts Receivable
Allowances
----------

2001.................  $56,517       $91,158        $  116      $87,668(B)      $60,123
                       =======       =======        ======      =======         =======

2000.................  $45,432       $57,711        $9,706 (A)  $56,332(B)      $56,517
                       =======       =======        ======      =======         =======

1999.................  $43,245       $47,527        $   --      $45,340(B)      $45,432
                       =======       =======        ======      =======         =======
Reserve Related to
Merger of FedEx
Express and Caliber
-------------------

1999.................  $   411       $    --        $   --      $   411(C)      $    --
                       =======       =======        ======      =======         =======



(A)      Reclassifications.
(B)      Uncollectible accounts written off, net of recoveries.
(C)      Amounts paid and charged to reserve.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
        CORPORATE GOVERNANCE
3.1     Restated Certificate of Incorporation of FedEx Express, as amended.
        (Filed as Exhibit 3.1 to FedEx Express's FY98 Third Quarter Report
        on Form 10-Q, and incorporated herein by reference.)

3.2     By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express's
        FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

        LEASE AGREEMENTS

10.1 Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the "Authority") and FedEx Express. (Filed as Exhibit 10.12 to FedEx Express's FY90
        Annual Report on Form 10-K, and incorporated herein by reference.)

10.2    First Supplemental Lease Agreement dated as of April 1, 1981 between the
        Authority and FedEx Express. (Filed as Exhibit 10.13 to FedEx Express's
        FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3    Second Supplemental Lease Agreement dated as of May 1, 1982 between the
        Authority and FedEx Express. (Filed as Exhibit 10.14 to FedEx Express's
        FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4    Third Supplemental Lease Agreement dated November 1, 1982 between the
        Authority and FedEx Express. (Filed as Exhibit 28.22 to FedEx Express's
        FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.17 Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx Express (Filed as Exhibit 10.28 to FedEx
        Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.23 Twenty-Second Supplemental Lease Agreement dated as of March 15, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to
        FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.24   Second Special Facility Supplemental Lease Agreement dated as of
        November 1, 1982 between the Authority and FedEx Express. (Filed as
        Exhibit 10.26 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.25   Third Special Facility Supplemental Lease Agreement dated as of
        December 1, 1984 between the Authority and FedEx Express. (Filed as
        Exhibit 10.25 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26   Fourth Special Facility Supplemental Lease Agreement dated as of
        July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit
        10.20 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27   Fifth Special Facility Supplemental Lease Agreement dated as of July 1,
        1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to
        FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28   Special Facility Lease Agreement dated as of July 1, 1993 between the
        Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express's
        FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29 Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to
        FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

        AIRCRAFT-RELATED AGREEMENTS

10.30   Sales Agreement dated April 7, 1995 between FedEx Express and
        American Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to FedEx Express's FY95 Annual Report on
        Form 10-K, and incorporated herein by reference.)

10.31   Amendment No. 1, dated September 19, 1996, to Sales Agreement dated
        April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.93 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32   Amendments dated March 19, 1998 and January 1999, amending the Sales
        Agreement dated April 7, 1995, between American Airlines, Inc. and FedEx
        Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and
        10.2, to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33   Amendment dated November 27, 2000 to Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.1 to FedEx's FY01 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34   Modification Services Agreement dated September 16, 1996 between
        McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities
        Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx
        Express's FY97 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.36   Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and
        February 26, 1998, respectively, amending the Modification Services
        Agreement dated September 16, 1996, between McDonnell Douglas
        Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule
        24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to FedEx Express's FY98 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37   Letter Agreement No. 9 dated January 27, 1999, amending the Modification
        Services Agreement dated September 16, 1996, between McDonnell Douglas
        Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule
        24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.38   Amendment No. 1 dated January 22, 1999, amending the Modification
        Services Agreement dated September 16, 1996, between McDonnell Douglas
        Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule
        24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express's FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39   Letter Agreement Nos. 8, 11, 13, 14 and 15 dated January 14, 2000,
        January 14, 2000, December 1, 1999, November 18, 1999 and October 30,
        1999, respectively, amending the Modification Services Agreement dated
        September 16, 1996, between McDonnell Douglas Corporation and FedEx
        Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.37 to
        FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

        U.S. POSTAL SERVICE AGREEMENTS

10.40   Transportation Agreement dated January 10, 2001 between The United
        States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express's Current Report on
        Form 8-K dated January 10, 2001, and incorporated herein by reference.)

10.41   Retail Agreement dated January 10, 2001 between The United States Postal
        Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule
        24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Express's Current Report on Form 8-K dated January
        10, 2001, and incorporated herein by reference.)

        FINANCING AGREEMENTS

10.42   Credit Agreement dated January 15, 1998 among FedEx and Bank One, N.A.
        (formerly known as The First National Bank of Chicago), individually and as agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY98
        Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43 Amendment No. 1 dated as of December 10, 1998 to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as
        The First National Bank of Chicago), as Agent, and certain lenders.
        (Filed as Exhibit 10.2 to FedEx's FY99 Second Quarter Report on Form
        10-Q, and incorporated herein by reference.)

10.44 Extension Agreement dated as of October 15, 1999 to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as The First National Bank of Chicago), as Agent, and certain lenders.
        (Filed as Exhibit 10.1 to FedEx's FY00 Second Quarter Report on Form
        10-Q, and incorporated herein by reference.)

10.45 Extension Agreement dated as of October 2, 2000 to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as The First National Bank of Chicago), as Agent, and certain lenders.
        (Filed as Exhibit 10.1 to FedEx's FY01 First Quarter Report on Form
        10-Q, and incorporated herein by reference.)

10.46   Amendment Nos. 3 and 4 dated as of October 31, 2000 and January 19,
        2001, respectively, to Credit Agreement dated as of January 15, 1998 among FedEx, Bank One, N.A. (formerly known as The First National Bank of Chicago), as Agent, and certain lenders. (Filed as Exhibit 10.46 to FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

        FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx
        Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

        EMPLOYEE BENEFIT/COMPENSATION PLANS

10.47   1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to
        1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx
        Express's Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)

10.48   1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to
        1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx
        Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.49   1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to
        1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express's FY93 Definitive Proxy
        Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit
        10.61 to FedEx Express's FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.50   Amendment to FedEx Express's 1983, 1984, 1987 and 1989 Stock Incentive
        Plans. (Filed as Exhibit 10.27 to FedEx Express's FY90 Annual Report on
        Form 10-K, and incorporated herein by reference.)

10.51   Amendment to FedEx Express's 1983, 1984, 1987, 1989 and 1993 Stock
        Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express's FY94 Annual
        Report on Form 10-K, and incorporated herein by reference.)

10.52   1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to
        1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as
        Exhibit A to FedEx Express's FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's Registration Statement No.
        333-03443 on Form S-8, and is incorporated herein by reference.)

10.53   Amendment to FedEx Express's 1983, 1984, 1987, 1989, 1993 and 1995
        Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express's FY97
        Annual Report on Form 10-K, and incorporated herein by reference.)

10.54   1997 Stock Incentive Plan and Form of Stock Option Agreement pursuant to
        1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as
        Annex E to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to FedEx's Registration Statement on Form S-4, Registration No.
        333-39483, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express's
        Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.55   Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx's
        FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.56   1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to
        1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as
        Exhibit 4.3 to FedEx's Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx's Registration Statement No.
        333-34934 on Form S-8, and is incorporated herein by reference.)

10.57 1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to FedEx
        Express's FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.58 1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (The 1995 Restricted Stock Plan was filed as Exhibit B to FedEx Express's FY95 Definitive Proxy
        Statement, and is incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx Express's
        FY96 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.59 1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx
        Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.60 2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to
        FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.61 FedEx Express's Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx's FY2000 Annual
        Report on Form 10-K, and incorporated herein by reference.)

10.62   Description of Management Performance Bonus Plan. (Filed as Exhibit
        10.62 to FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.63 Description of Long-Term Performance Bonus Plan. (Filed as Exhibit 10.63 to FedEx's FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.64 FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit 10.85 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.65 First Amendment to FedEx's Retirement Plan for Outside Directors. (Filed as Exhibit 10.86 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.66   FedEx's Amended and Restated Retirement Plan for Outside Directors.
        (Filed as Exhibit 10.87 to FedEx Express's FY97 Annual Report on Form
        10-K, and incorporated herein by reference.)

10.67 Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, Robert B. Carter, T.
        Michael Glenn, Alan B. Graf, Jr. and Kenneth R. Masterson. (Filed as
        Exhibit 10.60 to FedEx's FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.68 Consulting Agreement, dated as of July 14, 2000, by and between FedEx and Dennis H. Jones. (Filed as Exhibit 10.61 to FedEx's FY2000
        Annual Report on Form 10-K, and incorporated herein by reference.)

        OTHER EXHIBITS

*12     Statement re Computation of Ratio of Earnings to Fixed Charges.

*23     Consent of Independent Public Accountants.

*24     Powers of Attorney.

---------------------

 * Filed herewith.