Form 10-Q
period 2001-08-31
FEDERAL EXPRESS CORP
filed 2001-10-15
CIK 230211

================================================================================


                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(Mark One)

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2001, OR


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ____________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares of common stock outstanding as of September 28, 2001 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).


================================================================================

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)


                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1: Financial Statements

  Condensed Consolidated Balance Sheets
    August 31, 2001 and May 31, 2001 ........................................3-4

  Condensed Consolidated Statements of Income
    Three-Months Ended August 31, 2001 and August 31, 2000 ....................5

  Condensed Consolidated Statements of Cash Flows
    Three-Months Ended August 31, 2001 and August 31, 2000 ....................6

  Notes to Condensed Consolidated Financial Statements .....................7-11

  Review of Condensed Consolidated Financial Statements
    by Independent Public Accountants ........................................12

  Report of Independent Public Accountants ...................................13

ITEM 2: Management's Discussion and Analysis of Results of
        Operations and Financial Condition ................................14-18

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk ...........19


                           PART II. OTHER INFORMATION


ITEM 6: Exhibits and Reports on Form 8-K .....................................20

    Signatures ...............................................................21

    EXHIBIT INDEX ...........................................................E-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

ASSETS
------


                                                          August 31,
                                                             2001       May 31,
                                                         (Unaudited)     2001
                                                         -----------    -------
Current Assets:
  Cash and cash equivalents ...............................  $   109     $    99
  Receivables, less allowances of
    $58 and $60 ...........................................    1,882       1,854
  Spare parts, supplies and fuel ..........................      234         240
  Deferred income taxes ...................................      375         362
  Prepaid expenses and other ..............................       51         239
                                                             -------     -------

    Total current assets ...................................   2,651       2,794

Property and Equipment, at Cost ............................  12,044      11,846
  Less accumulated depreciation and amortization ...........   6,362       6,290
                                                             -------     -------

    Net property and equipment .............................   5,682       5,556


Other Assets:
  Goodwill .................................................     326         326
  Due from parent company ..................................     599         674
  Other ....................................................     292         273
                                                             -------     -------

    Total other assets .....................................   1,217       1,273
                                                             -------     -------

                                                             $ 9,550     $ 9,623
                                                             =======     =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARES AND PER SHARE AMOUNTS)



LIABILITIES AND OWNER'S EQUITY
------------------------------


                                                            August 31,
                                                               2001      May 31,
                                                           (Unaudited)    2001
                                                           -----------   -------
Current Liabilities:
  Current portion of long-term debt .......................  $   186   $   202
  Accrued salaries and employee benefits ..................      467       532
  Accounts payable ........................................      939     1,009
  Accrued expenses ........................................      756       755
  Due to parent company and other FedEx subsidiaries.......      126        80
                                                             -------   -------

     Total current liabilities ............................    2,474     2,578

Long-Term Debt, Less Current Portion ......................      852       852

Deferred Income Taxes .....................................      189       218

Other Liabilities .........................................    1,740     1,727

Commitments (Note 4)

Owner's Equity:
  Common stock, $.10 par value;
    1,000 shares authorized, issued and outstanding .......       --        --
  Additional paid-in capital ..............................      298       298
  Retained earnings .......................................    4,043     4,004
  Accumulated other comprehensive income ..................      (46)      (54)
                                                              ------    ------

     Total owner's equity .................................    4,295     4,248
                                                              ------    ------

                                                              $9,550    $9,623
                                                              ======    ======



See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                            Three Months Ended
                                                                 August 31,
                                                            ------------------
                                                             2001        2000
                                                            -------    -------
Revenues ................................................    $ 3,738   $ 3,916

Operating Expenses:
  Salaries and employee benefits ........................      1,588     1,595
  Purchased transportation ..............................        143       150
  Rentals and landing fees ..............................        368       344
  Depreciation and amortization .........................        199       197
  Fuel ..................................................        264       241
  Maintenance and repairs ...............................        246       268
  Intercompany charges ..................................        335       327
  Other .................................................        474       536
                                                             -------   -------
                                                               3,617     3,658
                                                             -------   -------

Operating Income .......................................         121       258

Other Income (Expense):
  Interest, net ........................................         (11)      (19)
  Other, net ...........................................          (8)       (3)
                                                             -------   -------

                                                                 (19)      (22)
                                                             -------   -------

Income Before Income Taxes .............................         102       236

Provision for Income Taxes .............................          38        91
                                                             -------   -------

Net Income .............................................     $    64   $   145
                                                             =======   =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                            Three Months Ended
                                                                 August 31,
                                                            ------------------
                                                             2001        2000
                                                            -------    -------
Net Cash Provided by Operating Activities ..................    $ 286     $ 227

Investing Activities:
   Purchases of property and equipment .....................     (334)     (199)
   Proceeds from disposition of property and equipment......        6         3
   Other, net ..............................................       (7)       (1)
                                                                -----     -----

Net cash used in investing activities ......................     (335)     (197)

Financing Activities:
   Principal payments on debt ..............................      (16)       --
   Net receipts from (payments to) parent company ..........       75       (19)
                                                                -----     -----

Net cash provided by (used in) financing activities ........       59       (19)
                                                                -----     -----

Net increase in cash and cash equivalents ..................       10        11
Cash and cash equivalents at beginning of period ...........       99        89
                                                                -----     -----

Cash and cash equivalents at end of period .................    $ 109     $ 100
                                                                =====     =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                   FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements of Federal Express Corporation ("FedEx Express") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2001. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position as of August 31, 2001 and the consolidated results of our operations and cash flows for the three-month periods ended August 31, 2001 and August 31, 2000. Operating results for the three-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

     We are in a single line of business and operate in one business segment - the worldwide express transportation and distribution of goods and documents.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. We are reviewing the statement to determine what effect, if any, it will have on our financial position and results of operations.

     Certain prior period amounts have been reclassified to conform to the current presentation.


(2) NEW PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB completed SFAS 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

     Effective June 1, 2001 we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (first quarter 2002 goodwill amortization otherwise would have been $3 million) and recorded goodwill attributable to FedEx Express was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment test during our fourth quarter, in connection with our annual budgeting process.

     Based on our initial impairment test, we determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

       In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets follow (in millions):

                       August 31, 2001                      May 31, 2001
                --------------------------------- ------------------------------
                Gross Carrying     Accumulated     Gross Carrying   Accumulated
                    Amount        Amortization        Amount        Amortization
                ---------------  ---------------- ---------------- -------------
 Contract based         $ 73            $ (29)             $ 73          $ (27)

     Amortization expense for intangible assets during the first quarter of 2002 was $1.2 million. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in millions):

                                 Estimated
                                Amortization
                                  Expense
                             -------------------
2002 (remainder)                    $ 4
2003                                  5
2004                                  5
2005                                  5
2006                                  5
2007                                  5


     Actual results of operations for the three months ended August 31, 2001 and pro forma results of operations for the three months ended August 31, 2000 had we applied the nonamortization provisions of SFAS 142 in that period follow (in millions):

                                                       Three Months Ended
                                                           August 31,
                                                  -----------------------------
                                                      2001            2000
                                                  -------------   -------------
Reported net income                                $    64         $   145
Add: Goodwill amortization, net of tax                  --               2
                                                  -------------   -------------
Adjusted net income                                $    64         $   147
                                                  =============   =============

(3)  COMPREHENSIVE INCOME

     The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

                                                              Three Months Ended
                                                                   August 31,
                                                               -----------------
                                                                 2001       2000
                                                                 ----       ----
Net income ...............................................       $ 64       $145
Other comprehensive income:
  Foreign currency translation adjustments,
    net of deferred taxes of $2 and
    deferred tax benefit of $1 ...........................          8         (2)
                                                                -----       -----

         Comprehensive income ............................       $ 72       $143
                                                                =====       =====


(4)  COMMITMENTS

     As of August 31, 2001, our purchase commitments for the remainder of 2002 and annually thereafter under various contracts were as follows (in millions):

                                             Aircraft-
                                  Aircraft   Related(1) Other(2)   Total
                                  --------   ---------- --------   -----
         2002 (remainder)           $203       $477       $134      $814
         2003                        450        430          9       889
         2004                        231        369          8       608
         2005                        261        449          8       718
         2006                        229        406          8       643


(1)  Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)  Primarily vehicles, facilities and other equipment.

     We are committed to purchase three DC10s, 26 MD11s, seven A300s, seven A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $6 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any of the ALM 200 aircraft will be delivered. The purchase commitment amounts related to these aircraft are $35 million, $96 million and $76 million in 2004, 2005 and 2006, respectively, and are included in the above table.

     We are party to a put option agreement with an airline whereby nine DC10 aircraft, along with additional aircraft engines and equipment, may be put to us through December 31, 2003.

     In January 2001, we entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation.

(5) RELATED PARTY TRANSACTIONS

         The following table represents our related party balances outstanding at August 31, 2001 and May 31, 2001 (in millions). The long-term amounts primarily represent the net activity from participation in FedEx Corporation's consolidated cash management program.


August 31, 2001                 Other                                    Total
                                Current    Other Assets      Current   Due From/
                                Assets     (Non-Current)   Liabilities  (Due To)
                                ------     -------------   -----------  --------
FedEx Corporation                $ --        $  599          $  (90)      $  509

Other FedEx Subsidiaries            9            --             (36)         (27)

--------------------------------------------------------------------------------


May 31, 2001                    Other                                    Total
                                Current    Other Assets      Current   Due From/
                                Assets     (Non-Current)   Liabilities  (Due To)
                                ------     -------------   -----------  --------
FedEx Corporation              $ 187        $ 674          $  --           $ 861

Other FedEx Subsidiaries           7           --            (80)            (73)

--------------------------------------------------------------------------------

(6) SUPPLEMENTAL CASH FLOW INFORMATION


                                                           Three Months Ended
                                                                August 31,
                                                       -------------------------
                                                         2001             2000
                                                       --------         --------
                                                             (In millions)
Cash payments for:

    Interest (net of capitalized interest) ...........   $ 19            $ 21
    Income taxes .....................................     42             109

Non-cash investing and financing activities:
    Fair value of assets acquired under
       exchange agreements ...........................     16               2


     Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.


(7) OTHER EVENTS

     During the fourth quarter of 2001, asset impairments related to aircraft were recorded. The impaired assets are held for disposal and we expect to complete the disposal in 2002. At August 31, 2001, no changes to our original cost estimates for the disposal of these assets have been made.

(8) SUBSEQUENT EVENTS

         SEPTEMBER 11

     Our operations were significantly affected by the terrorist attacks on September 11, 2001. All of our domestic aircraft were grounded on September 11 and 12 and flight operations resumed on the evening of September 13. During the period our aircraft were grounded, both domestic and international priority shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. The execution of these contingency plans proceeded smoothly and we resumed air operations within hours of receiving clearance from the Federal Aviation Administration. Volumes continue to be below levels experienced prior to September 11.

     In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. As enacted, the legislation provides for $10 billion in federal loan guarantees and credits, subject to such terms and conditions as the President deems necessary. We are participating with other air carriers in seeking government assistance through the Act; however, we do not expect to request any loan guarantees. The Act also expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums.

     The Act provides for $5 billion of the $15 billion to be used to compensate air carriers for direct losses incurred beginning on September 11, as a result of the nationwide grounding of all aircraft, and for the resulting losses that will be incurred through December 31, 2001. We submitted a claim for compensation to the Department of Transportation and received an initial payment of $101 million on September 28, 2001. This payment will be recognized in our second quarter income statement. We cannot be assured of the timing or total amount of any payments we may be entitled to receive under the Act.

     Increased security requirements for air carriers may be forthcoming, but as of yet, we have no estimate of what impact any such measures may have on our results of operations or financial position.

     Although we have delivery services in the areas affected by the terrorist attacks, we did not experience any loss of personnel or material property damage as a direct result of the attack.

              REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        BY INDEPENDENT PUBLIC ACCOUNTANTS






     Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of FedEx Express as of August 31, 2001, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2001 and August 31, 2000, and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2001 and August 31, 2000, included herein, as indicated in their report thereon included on page 13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholder of Federal Express Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of August 31, 2001 and the related condensed consolidated statements of income for the three-month periods ended August 31, 2001 and August 31, 2000, and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2001 and August 31, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Federal Express Corporation as of May 31, 2001 (not presented herein), and, in our report dated June 27, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                  /s/ Arthur Andersen LLP

                                      Arthur Andersen LLP





Memphis, Tennessee
September 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:


                                                                         Percent
                                                    2001         2000     Change
                                                   -----        -----    -------
Revenues:
  Package:
    U.S. overnight box(1)                          $1,373       $1,479       - 7
    U.S. overnight envelope(2)                        465          472       - 1
    U.S. deferred                                     583          618       - 6
                                                   ------       ------
      Total domestic package revenue                2,421        2,569       - 6
    International Priority (IP)                       955          984       - 3
                                                   ------       ------
      Total package revenue                         3,376        3,553       - 5

  Freight:
    U.S                                               173          162       + 7
    International                                      97          115       -16
                                                   ------       ------
      Total freight revenue                           270          277       - 3

  Other                                                92           86       + 7
                                                   ------       ------
      Total revenues                               $3,738       $3,916       - 5

Operating Expenses:
  Salaries and employee benefits                    1,588        1,595        --
  Purchased transportation                            143          150       - 5
  Rentals and landing fees                            368          344       + 7
  Depreciation and amortization                       199          197       + 1
  Fuel                                                264          241       +10
  Maintenance and repairs                             246          268       - 8
  Intercompany charges                                335          327       + 2
  Other                                               474          536       -11
                                                   ------       ------
      Total operating expenses                      3,617        3,658       - 1
                                                   ------       ------

Operating income                                   $  121       $  258       -53
                                                   ======       ======
Package:
  Average daily packages:
    U.S. overnight box                              1,165        1,254       - 7
    U.S. overnight envelope                           721          758       - 5
    U.S. deferred                                     814          876       - 7
                                                   ------       ------
      Total domestic packages                       2,700        2,888       - 7
    IP                                                335          338       - 1
                                                   ------       ------
        Total packages                              3,035        3,226       - 6


                                                                         Percent
                                                    2001         2000     Change
                                                  ------       ------    -------
Revenue per package (yield):
  U.S. overnight box                              $18.12       $18.15        --
  U.S. overnight envelope                           9.93         9.59       + 4
  U.S. deferred                                    11.03        10.85       + 2
    Domestic composite                             13.80        13.69       + 1
  IP                                               43.89        44.80       - 2
       Composite                                   17.12        16.95       + 1

Freight:
  Average daily pounds:
    U.S                                            4,352        4,369         --
    International                                  2,107        2,312        - 9
                                                   -----        -----
      Total freight                                6,459        6,681        - 3

  Revenue per pound (yield):
    U.S                                          $   .61      $   .57        + 7
    International                                    .71          .76        - 7
          Composite                                  .64          .64         --


(1) The U.S. overnight box category includes packages exceeding 8 ounces in weight.
 (2) The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.
--------------------------------------------------------------------------------

     REVENUES

     Total package revenue decreased 5% year over year in the first quarter of 2002, principally due to declines in domestic package volumes. Total package yield increased slightly despite a 6% decrease in average daily volume and a declining weight per package, continuing the upward trend resulting from our yield-management strategy.

     IP package revenue decreased 3% year over year in the first quarter of 2002 due principally to business declines in Asia. Asian average daily packages decreased 3% while Europe posted a 21% increase in average daily package volume.

     Total freight revenue for the first quarter of 2002 decreased 3% principally due to a decline in international freight volume and flat domestic volume, partially offset by improved domestic freight yield.

     OPERATING INCOME

     Operating income for the first quarter of 2002 decreased 53% from the prior year period principally due to negative revenue growth on a largely fixed cost structure. Through reduced hours and attrition, U.S.-based hourly full-time equivalent employees declined by 5,300 or 6% year over year. This decrease was somewhat offset by an increase in the hiring of pilots and other personnel in anticipation of the commencement during the quarter of our transportation agreement with the U.S. Postal Service. Contractual reimbursement received from the U.S. Postal Service (reflected as a credit to other operating expenses) was sufficient to offset network expansion costs incurred during the quarter. While the commencement of operations for our U.S. Postal Service agreements went smoothly, the new service did not materially contribute to revenues and earnings during the first quarter of 2002. Fuel costs increased $25 million from the prior year period as a result of higher cost per gallon.

     INCOME TAXES

     Our effective tax rate for the first quarter of 2002 was 37.5%, compared to 38.5% in the prior year period and 36.5% for all of 2001.

     OUTLOOK

     The global economy shows few signs of near-term recovery. We will continue to manage capital spending based on current and anticipated volume levels, reduce discretionary expenses and defer non-essential hiring. While we anticipate the remainder of 2002 to reflect extended economic weakness, we expect to continue to generate profits while we invest strategically for the future. Key initiatives to support long-term revenue growth include:

     - Airport-to-airport transportation of Priority, Express and First-Class Mail for the U.S. Postal Service, which began the last week of this quarter, and ultimately, nationwide placement of 10,000 or more FedEx Drop Boxes outside U.S. Post Offices.
     - Introduction of FedEx Online Express Savings Program, which provides a 10% discount off list rates for many express services to qualified shippers when shipping through fedex.com.

     Cost management will continue to be a focus. Incentive compensation programs have been sharply reduced for most employees, including senior management.

     Terrorist Attacks of September 11

     Our operations were significantly affected by the terrorist attacks on September 11, 2001. All of our domestic aircraft were grounded on September 11 and 12 and flight operations resumed on the evening of September 13. During the period our aircraft were grounded, both domestic and international priority shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. The execution of these contingency plans proceeded smoothly and we resumed air operations within hours of receiving clearance from the Federal Aviation Administration. Volumes continue to be below levels experienced prior to September 11.

     In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. As enacted, the legislation provides for $10 billion in federal loan guarantees and credits, subject to such terms and conditions as the President deems necessary. We are participating with other air carriers in seeking government assistance through the Act; however, we do not expect to request any loan guarantees. The Act also expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums.

     The Act provides for $5 billion of the $15 billion to be used to compensate air carriers for direct losses incurred beginning on September 11, as a result of the nationwide grounding of all aircraft, and for the resulting losses that will be incurred through December 31, 2001. We submitted a claim for compensation to the Department of Transportation and received an initial payment of $101 million on September 28, 2001. This payment will be recognized in our second quarter income statement. We cannot be assured of the timing or total amount of any payments we may be entitled to receive under the Act.

     Increased security requirements for air carriers may be forthcoming, but as of yet, we have no estimate of what impact any such measures may have on our results of operations or financial position.

     Although we have delivery services in the areas affected by the terrorist attacks, we did not experience any loss of personnel or material property damage as a direct result of the attack.

     As a participant in the Civil Reserve Air Fleet ("CRAF") program, the Department of Defense may requisition for military use certain of our wide-bodied aircraft in the event of a declared need. We would be compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts.

     We are not certain how the events of September 11 will ultimately impact the U.S. and global economies in general and the air transportation industry in particular, and what effects these events will have on our costs or on the demand for our services.

FINANCIAL CONDITION

     LIQUIDITY

     Cash and cash equivalents totaled $109 million at August 31, 2001, compared to $99 million at May 31, 2001. Cash flows from operating activities during the first quarter of 2002 totaled $286 million, compared to $227 million for the prior year period, reflecting aggressive working capital management.

     FedEx Corporation ("FedEx") has $1 billion in revolving credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. These revolving credit facilities, consisting of a $750 million five year facility and a $250 million 364-day facility, were entered into on September 28, 2001 and replaced FedEx's prior revolving credit facility. We believe that cash flow from operations, FedEx's commercial paper program and revolving bank credit facilities will adequately meet our working capital needs for the foreseeable future.

     CAPITAL RESOURCES

     Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, computer and telecommunications equipment, package-handling facilities and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, competition, availability of satisfactory financing and actions of regulatory authorities.

     We have historically financed our capital investments through the use of lease, debt and equity financing in addition to the use of internally generated cash from operations. For information on our purchase commitments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

     We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

EURO CURRENCY CONVERSION

     Since the beginning of the European Union's transition to the euro on January 1, 1999, we and our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies will remain legal tender through December 31, 2001. We believe the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

                                      * * *

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS RELATING TO MANAGEMENT'S VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EXPERIENCE OR FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, ANY IMPACTS ON OUR BUSINESS RESULTING FROM THE TERRORIST ATTACKS THAT OCCURRED ON SEPTEMBER 11, 2001, AS WELL AS GENERAL ECONOMIC AND COMPETITIVE CONDITIONS IN THE MARKETS WHERE WE OPERATE, THE TIMING AND AMOUNTS OF ANY COMPENSATION WE MAY BE ENTITLED TO RECEIVE UNDER THE AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT, INCREASES IN FUEL COSTS AND THE ABILITY TO MITIGATE THE EFFECTS OF SUCH INCREASES THROUGH FUEL SURCHARGES AND HEDGING ACTIVITIES, MATCHING CAPACITY TO VOLUME LEVELS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN OUR AND FEDEX CORPORATION'S SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

EXCEPT AS OTHERWISE INDICATED, REFERENCES TO YEARS MEANS THE FISCAL YEAR ENDING MAY 31, 2002 OR ENDED MAY 31 OF THE YEAR REFERENCED.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of August 31, 2001, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report on Form 10-K for the year ended May 31, 2001. Foreign currency fluctuations during the first quarter did not have a material effect on the results of operations for the period. Many of our international sales transactions are denominated in U.S. dollars, which mitigates the impact of foreign currency fluctuations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


      Exhibit
      Number          Description of Exhibit
      -------         ----------------------
       10.1           Five-Year Credit Agreement dated as of September 28, 2001
                      among FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders. (Filed as
                      Exhibit 10.1 to FedEx's FY2002 First Quarter Report on
                      Form 10-Q, and incorporated herein by reference.)

       10.2 364-Day Credit Agreement dated as of September 28, 2001 among FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY2002 First Quarter Report on
                      Form 10-Q, and incorporated herein by reference.)

       10.3           Letter Agreement dated August 16, 2001 amending the
                      Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express.
                      Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule
                      24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx's FY2002 First
                      Quarter Report on Form 10-Q, and incorporated herein by reference.)

       12.1           Computation of Ratio of Earnings to Fixed Charges.

       15.1           Letter re: Unaudited Interim Financial Statements.


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended August 31, 2001.

                                    SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL EXPRESS CORPORATION



Date:  October 15, 2001            /s/ MICHAEL W. HILLARD
                                   ------------------------------
                                   MICHAEL W. HILLARD
                                   VICE PRESIDENT & CONTROLLER
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------
12.1        Computation of Ratio of Earnings to Fixed Charges.

15.1        Letter re: Unaudited Interim Financial Statements.