Form 10-Q
period 2001-11-30
FEDERAL EXPRESS CORP
filed 2002-01-14
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2001, OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-7806

FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	71-0427007 (I.R.S. Employer Identification No.) 38125 (Zip Code)

(901) 369-3600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of common stock outstanding as of December 31, 2001 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

    The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

INDEX

PART I.  FINANCIAL INFORMATION

		Page
ITEM 1:	Financial Statements
	Condensed Consolidated Balance Sheets November 30, 2001 and May 31, 2001	3-4
	Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7-13
	Review of Condensed Consolidated Financial Statements by Independent Public Accountants	14
	Report of Independent Public Accountants	15
ITEM 2:	Management's Discussion and Analysis of Results of Operations and Financial Condition	16-21
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	22
PART II. OTHER INFORMATION
ITEM 6:	Exhibits and Reports on Form 8-K	23
	Signature	24
	EXHIBIT INDEX	E-1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	November 30, 2001 (Unaudited)	May 31, 2001
Current Assets:
Cash and cash equivalents	$126	$99
Receivables, less allowances of $59 and $60	1,953	1,854
Spare parts, supplies and fuel	234	240
Deferred income taxes	406	362
Prepaid expenses and other	65	239

Total current assets	2,784	2,794
Property and Equipment, at Cost	12,244	11,846
Less accumulated depreciation and amortization	6,494	6,290

Net property and equipment	5,750	5,556
Other Assets:
Goodwill	326	326
Due from parent company	669	674
Other	296	273

Total other assets	1,291	1,273

	$9,825	$9,623

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARES AND PER SHARE AMOUNTS)

LIABILITIES AND OWNER'S EQUITY

	November 30, 2001 (Unaudited)	May 31, 2001
Current Liabilities:
Current portion of long-term debt	$186	$202
Accrued salaries and employee benefits	507	532
Accounts payable	980	1,009
Accrued expenses	741	755
Due to parent company and other FedEx subsidiaries	125	80

Total current liabilities	2,539	2,578
Long-Term Debt, Less Current Portion	853	852
Deferred Income Taxes	201	218
Other Liabilities	1,769	1,727
Commitments and Contingencies (Note 4)
Owner's Equity:
Common stock, $.10 par value;
1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,221	4,004
Accumulated other comprehensive income	(56)	(54)

Total owner's equity	4,463	4,248

	$9,825	$9,623

    See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Revenues	$3,814	$3,981	$7,552	$7,897
Operating Expenses:
Salaries and employee benefits	1,588	1,582	3,176	3,178
Purchased transportation	143	147	286	297
Rentals and landing fees	401	354	769	698
Depreciation and amortization	199	201	398	398
Fuel	258	300	522	541
Maintenance and repairs	230	238	477	506
Airline stabilization compensation	(116)	—	(116)	—
Intercompany charges (Note 5)	322	346	656	673
Other	480	542	954	1,078

	3,505	3,710	7,122	7,369

Operating Income	309	271	430	528
Other Income (Expense):
Interest, net	(14)	(19)	(25)	(38)
Other, net	(10)	1	(18)	(1)

	(24)	(18)	(43)	(39)

Income Before Income Taxes	285	253	387	489
Provision for Income Taxes	107	97	145	188

Net Income	$178	$156	$242	$301

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended November 30,
	2001	2000
Net Cash Provided by Operating Activities	$651	$692
Investing Activities:
Purchases of property and equipment	(614)	(517)
Proceeds from disposition of property and equipment:
Sales-leaseback transaction	—	80
Other dispositions	8	5
Other, net	(7)	(1)

Net cash used in investing activities	(613)	(433)
Financing Activities:
Principal payments on debt	(16)	—
Net receipts from (payments to) parent company	5	(255)

Net cash used in financing activities	(11)	(255)

Net increase in cash and cash equivalents	27	4
Cash and cash equivalents at beginning of period	99	89

Cash and cash equivalents at end of period	$126	$93

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position as of November 30, 2001 and the consolidated results of our operations and cash flows for the three- and six-month periods ended November 30, 2001 and 2000. Operating results for the three- and six-month periods ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

    We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

    We participate in a defined benefit pension plan sponsored by our parent company, FedEx Corporation ("FedEx"), that covers substantially all of our domestic workforce. Pension cost is allocated to us based on the actuarially determined expense attributable to our employees. Our pension cost is materially affected by the discount rate used to measure pension obligations and the level of plan assets available to fund those obligations at the measurement date. Due to a lower discount rate and a reduction in the value of plan assets at the measurement date for 2002 pension expense (February 28, 2001), our total net pension cost for 2002 is expected to increase by approximately $60-65 million. It is reasonably possible that an increase of a similar magnitude may also occur in 2003. FedEx reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date may impact these assumptions from year to year.

    We are self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims, which includes claims incurred-but-not-reported.

    We adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, on June 1, 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. All jet fuel hedging contracts are entered into and accounted for us by FedEx. Prior to adoption of SFAS 133, FedEx accounted for jet fuel hedging contracts under SFAS 80, "Accounting for Futures Contracts." Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in our fuel expense upon settlement of the contract. In the past, FedEx had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was previously recognized by FedEx as a deferred charge in its May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified by FedEx to be included as a component of its accumulated other comprehensive income. This charge will be recognized in income by us in 2002 as the related fuel is purchased. We recognized $3 million ($2 million net of tax) of this amount in the second quarter of 2002 as an increase to fuel expense and $8 million ($5 million net of tax) in the first half of 2002.

    The Emerging Issues Task Force ("EITF") issued EITF 01-10 in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. Any compensation recognized under the Act is to be classified as part of income from continuing operations in the income statement. We have classified all income recognized under this program ($116 million in the second quarter of 2002, of which $101 million was received as of November 30, 2001) as a reduction of operating expenses under the caption "Airline stabilization compensation." Additional compensation under the Act for the period after November 30, 2001 may be received. However, such amounts, if any, are not expected to be material. We had a small facility in the World Trade Center, where we lost an immaterial amount of leasehold improvements and equipment. Our operating lease payments on the facility have been suspended.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect this statement to have any material effect on our financial position or results of operations, however, we are still in the process of completing our evaluation of this statement.

    In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. Under this statement all assets to be disposed of must be stated at the lower of fair value or carrying value and depreciation will no longer be recognized. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

    Certain prior period amounts have been reclassified to conform to the current presentation.

(2)  Business Combinations, Goodwill and Other Intangible Assets

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

    Effective June 1, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (second quarter 2002 goodwill amortization otherwise would have been $3 million, and $6 million year-to-date) and recorded goodwill attributable to FedEx Express was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology. An impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment testing during our fourth quarter, in connection with our annual budgeting process.

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

    In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets follow (in millions):

	November 30, 2001		May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(30)	$73	$(27)

    Amortization expense for intangible assets during the second quarter of 2002 was $1.2 million ($2.4 million year-to-date). Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in millions):

Estimated Amortization Expense
2002 (remainder)	$2
2003	5
2004	5
2005	5
2006	5
2007	5

    Actual results of operations for the three- and six-month periods ended November 30, 2001 and pro forma results of operations for the three- and six-month periods ended November 30, 2000 had we applied the nonamortization provisions of SFAS 142 in those periods follow (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Reported net income	$178	$156	$242	$301
Add: Goodwill amortization, net of tax	—	2	—	4

Adjusted net income	$178	$158	$242	$305

(3)  Comprehensive Income

    The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2001	2000
Net income	$178	$156
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $2 and $2	(10)	(12)

Comprehensive income	$168	$144

	Six Months Ended November 30,
	2001	2000
Net income	$242	$301
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $0 and $4	(2)	(14)

Comprehensive income	$240	$287

(4)  Commitments and Contingencies

    As of November 30, 2001, our purchase commitments for the remainder of 2002 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2002 (remainder)	$135	$403	$82	$620
2003	217	427	10	654
2004	54	362	8	424
2005	96	442	8	546
2006	76	403	8	487
2007	—	195	8	203

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities and other equipment.

    We are committed to purchase two DC10s, four MD11s, seven A300s, seven A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $8 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any of the ALM 200 aircraft will be delivered. Accordingly, all deposits and other capitalized costs related to the Ayres commitment were expensed in 2001. The purchase commitment amounts related to these aircraft are $35 million, $96 million and $76 million in 2004, 2005 and 2006, respectively, and are included in the above table. Total commitments for years 2003 and thereafter have been reduced by approximately $825 million due to the cancellation of certain contractual obligations to acquire 19 MD11 aircraft from an affiliate of SAirGroup, which filed for protection from creditors under Swiss law.

    We are party to a put option agreement with an airline whereby eight DC10 aircraft, along with additional aircraft engines and equipment, may be put to us through December 31, 2003.

    In January 2001, we entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation. No amounts for these aircraft are included in the table above.

    A class action lawsuit is pending in Federal District Court in San Diego, California against us generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. The court has ruled for us on all but the first eight days of the UPS strike. The plaintiffs' claims relating to those eight days are still pending. The court has certified the class and notices were sent to the class members in early November 2001. Certain members of the class had until December 28, 2001 to decline to participate in the case, while other members have until January 18, 2002 to opt out.

    Another class action lawsuit is pending in Illinois state court against us generally alleging that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. The court has certified the class and notices will be sent to class members during the first quarter of calendar 2002.

    We believe that the claims in both of these cases are without merit. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. Given the nature and status of these claims, an estimate of potential loss, if any, cannot be made and no amounts have been reserved for these contingencies.

    We are subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position or results of operations.

(5)  Related Party Transactions

    The following table represents our related party balances outstanding at November 30, 2001 and May 31, 2001 (in millions).

November 30, 2001	Prepaid Expenses and Other Assets (Current)	Other Assets (Non-Current)	Current Liabilities	Total Due From/ (Due To)
FedEx Corporation	$—	$669	$(58)	$611
Other FedEx Subsidiaries	22	—	(67)	(45)
May 31, 2001	Prepaid Expenses and Other Assets (Current)	Other Assets (Non-Current)	Current Liabilities	Total Due From/ (Due To)
FedEx Corporation	$187	$674	$—	$861
Other FedEx Subsidiaries	7	—	(80)	(73)

    Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates. The current intercompany balance at May 31, 2001, due from FedEx is primarily related to a transfer of net pension assets under a newly created merged pension plan at FedEx effective May 31, 2001. The non-current intercompany balance amounts primarily represent the net activity from participation in FedEx's consolidated cash management program.

    We provide guarantees on FedEx debt instruments aggregating approximately $1.1 billion at November 30, 2001, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At November 30, 2001, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

    The line item "Intercompany charges" on the condensed consolidated statements of income represents an allocation primarily of costs of FedEx Corporate Services, Inc. ("FedEx Services") such as salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology ("IT") functions provided by FedEx Services for FedEx Express. Effective June 1, 2000, FedEx formed FedEx Services in connection with the implementation of a business strategy wherein the sales, marketing and IT functions of FedEx Express and FedEx Ground Package System, Inc. ("FedEx Ground") were combined to form a shared services operation that supports the package businesses of FedEx Express and FedEx Ground. Prior to the formation of FedEx Services, each company had its own self-contained sales, marketing and IT functions. The costs of these activities are now allocated on metrics such as relative size of operations and estimated services provided. These allocations materially approximate the cost of providing these functions.

(6)  Supplemental Cash Flow Information

	Six Months Ended November 30,
	2001	2000
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$35	$42
Income taxes	166	256
Non-cash investing and financing activities:
Fair value of assets acquired under exchange agreements	17	2

    Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

(7)  Other Events

    During the fourth quarter of 2001, asset impairments related to aircraft were recorded in the amount of $102 million. All values were based on estimated fair market values. None of the impaired assets were being depreciated at the time of the impairment charge because none of the assets were available for their intended use. The impaired assets related to the MD10 program are held for disposal and we expect to complete the disposal in 2002. At November 30, 2001, no changes to our original estimates for the disposal values of these assets have been made.

(8)  Subsequent Events

    Subsequent to the end of the second quarter, the Memphis-Shelby County Airport Authority (the "Authority") issued $88 million of its Special Facilities Revenue Refunding Bonds, Series 2001. These bonds were issued at par, bear interest at an annual rate of 5.0% and will mature on September 1, 2009. We have guaranteed repayment of the bonds and are obligated under an operating lease agreement with the Authority to pay rentals equal to the principal and interest on the bonds. The proceeds of the bonds will be used, along with other funds, to refund, on January 23, 2002, $93 million of 7.875% Special Facilities Revenue Bonds issued by the Authority in 1984.

REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BY INDEPENDENT PUBLIC ACCOUNTANTS

    Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of FedEx Express as of November 30, 2001, and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2001 and 2000, included herein, as indicated in their report thereon included on page 15.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of November 30, 2001 and the related condensed consolidated statements of income for the three- and six-month periods ended November 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
December 18, 2001

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

    The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources of Federal Express Corporation (also referred to herein as "FedEx Express"). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

    The line item "Intercompany charges" on the financial summary below represents an allocation primarily of costs of FedEx Corporate Services, Inc. ("FedEx Services") such as salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology ("IT") functions provided by FedEx Services for FedEx Express. Effective June 1, 2000, our parent company, FedEx Corporation ("FedEx"), formed FedEx Services in connection with the implementation of a business strategy wherein the sales, marketing and IT functions of FedEx Express and FedEx Ground Package System, Inc. ("FedEx Ground") were combined to form a shared services operation that supports the package businesses of FedEx Express and FedEx Ground. Prior to the formation of FedEx Services, each company had its own self-contained sales, marketing and IT functions. The costs for these activities are now allocated based on metrics such as relative size of operations and estimated services provided. These allocations materially approximate the cost of providing these functions.

    Except as otherwise indicated, references to years means our fiscal year ending May 31, 2002 or ended May 31 of the year referenced.

RESULTS OF OPERATIONS

    Total revenue for both the second quarter and first half of 2002 decreased 4% from the prior year periods. This decline during the second quarter and first half of 2002 was attributable to the terrorist attacks of September 11 as well as the economic slowdown. Overall volume levels continued to decrease during the second quarter of 2002, as weakness in the U.S. and global economies, particularly in the manufacturing and high-tech sectors, reduced demand for our higher-priced express services.

    Second quarter earnings increased over the prior year, in spite of the continued effects of a weak economy. Earnings were favorably affected by incremental revenue under our agreement with the U.S. Postal Service, lower provisions for variable compensation and lower net fuel costs.

    Net income for the first half of 2002 reflects our adoption of the Financial Accounting Standards Board's new rules for the treatment of goodwill and other intangible assets (see Note 2 to the accompanying financial statements). Results for the second quarter and first half of 2002 reflect the cessation of $3 million and $6 million, respectively, of goodwill amortization from operating expenses, as required under the new accounting rules.

    The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2001	2000		2001	2000
Revenues:
Package:
U.S. overnight box(1)	$1,299	$1,484	-12	$2,671	$2,964	-10
U.S. overnight envelope(2)	420	456	-8	885	928	-5
U.S. deferred	573	634	-10	1,157	1,252	-8

Total domestic package revenue	2,292	2,574	-11	4,713	5,144	-8
International Priority (IP)	953	1,023	-7	1,908	2,007	-5

Total package revenue	3,245	3,597	-10	6,621	7,151	-7
Freight:
U.S.	363	177	+105	536	339	+58
International	99	102	-3	196	217	-10

Total freight revenue	462	279	+66	732	556	+32
Other	107	105	+2	199	190	+5

Total revenues	$3,814	$3,981	-4	$7,552	$7,897	-4

Operating Expenses:
Salaries and employee benefits	$1,588	$1,582	-	$3,176	$3,178	-
Purchased transportation	143	147	-3	286	297	-4
Rentals and landing fees	401	354	+13	769	698	+10
Depreciation and amortization	199	201	-1	398	398	-
Fuel	258	300	-14	522	541	-4
Maintenance and repairs	230	238	-3	477	506	-6
Airline stabilization compensation	(116)	-	n/a	(116)	-	n/a
Intercompany charges	322	346	-7	656	673	-3
Other	480	542	-11	954	1,078	-12

Total operating expenses	3,505	3,710	-6	7,122	7,369	-3

Operating income	$309	$271	+14	$430	$528	-19

Package:
Average daily packages:
U.S. overnight box	1,141	1,292	-12	1,153	1,273	-9
U.S. overnight envelope	676	757	-11	699	757	-8
U.S. deferred	845	924	-9	829	900	-8

Total domestic packages	2,662	2,973	-10	2,681	2,930	-9
IP	338	359	-6	336	348	-3

Total packages	3,000	3,332	-10	3,017	3,278	-8

Revenue per package (yield):
U.S. overnight box	$18.06	$18.23	-1	$18.09	$18.19	-1
U.S. overnight envelope	9.87	9.56	+3	9.90	9.58	+3
U.S. deferred	10.77	10.88	-1	10.90	10.87	-
Domestic composite	13.67	13.74	-1	13.73	13.71	-
IP	44.77	45.27	-1	44.33	45.04	-2
Composite	17.17	17.13	-	17.14	17.04	+1
Freight:
Average daily pounds:
U.S.	8,547	4,749	+80	6,416	4,556	+41
International	2,089	2,234	-6	2,098	2,273	-8

Total freight	10,636	6,983	+52	8,514	6,829	+25

Revenue per pound (yield):
U.S.	$.67	$.59	+14	$.65	$.58	+12
International	.75	.73	+3	.73	.75	-3
Composite	.69	.63	+10	.67	.64	+5
(1)
The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

(2)
The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

  Revenues

    Total package revenue decreased 10% and 7% year-over-year in the second quarter and first half of 2002, respectively, principally due to declines in domestic package volumes resulting from the terrorist attacks of September 11, as well as the economic slowdown. Total package yield remained relatively flat, while weight per package decreased 7% in the second quarter and first half of 2002. Effective yield management allowed yields to remain stable despite declining package weight and a slight reduction in fuel surcharge revenue.

    Second quarter revenues were significantly affected by the terrorist attacks on September 11, 2001. All domestic aircraft were mandatorily grounded on September 11 and 12 and flight operations resumed on the evening of September 13, 2001. We experienced significant costs and lost revenues related to shutting down and then restarting our airline. During the period our aircraft were grounded, both domestic and international priority ("IP") shipments were impacted. Volumes during the quarter continued to be below levels experienced prior to September 11.

    IP package revenue decreased 7% and 5% year-over-year in the second quarter and first half of 2002, respectively. These declines were mostly seen in U.S. outbound shipments, which decreased 13% and 10% for the second quarter and first half of 2002, respectively.

    Total freight revenue for the second quarter and first half of 2002 increased 66% and 32%, respectively, due to improved domestic freight volume and yield, partially offset by a decline in international freight volume. Second quarter and first half results for 2002 reflect better than expected freight pounds from the U.S. Postal Service.

    On December 13, 2001, we signed an addendum to our transportation agreement with the U.S. Postal Service, effective for a 10-month period beginning January 1, 2002, which will allow us to carry incremental pounds of mail at higher committed volumes than required under the original agreement. These incremental volumes are at a more favorable rate to the U.S. Postal Service.

  Operating Income

    Operating income for the second quarter of 2002 increased 14% from the prior year period. The improvement in operating income in the second quarter of 2002 is largely due to lower variable compensation expense and decreased maintenance and fuel expenses. Also, we recognized $16.5 million of operating income from the resolution of a state sales tax matter in the second quarter of 2002, which is reflected as a reduction of other operating expenses.

    For the first half of 2002, operating income decreased 19%, principally due to negative revenue growth on a largely fixed cost structure.

    In the second quarter of 2002, we recognized $116 million of compensation from the Air Transportation Safety and System Stabilization Act (the "Act") ($101 million of which was received as of November 30, 2001) for losses incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred since September 11.

    Fuel price played a significant role in the improvement in our operating income. While fuel usage was up due to incremental freight pounds transported under the U.S. Postal Service agreement, average price per gallon of aircraft fuel decreased 20% and 6% in the second quarter and first half of 2002, respectively. On November 5, 2001, we lowered our fuel surcharge to 3% based on a new index for calculating fuel surcharges on U.S. domestic and U.S. outbound shipments. This surcharge will be subject to adjustment monthly using a rounded average of the U.S. Gulf Coast spot price for a gallon of kerosene-type jet fuel, as published monthly by the U.S. Department of Energy. This method more closely links the surcharge to market prices for jet fuel.

    Rentals and landing fees were up 13% and 10% in the second quarter and first half of 2002, respectively, due to an increase in aircraft usage as a result of incremental U.S. domestic freight volumes.

    Lower variable compensation was another major contributor to improved operating expenses year-over-year. While pension and medical costs were higher in the second quarter and first half of 2002, variable compensation costs (including incentive compensation and profit sharing) were down substantially in the second quarter and first half of 2002 due to a reduction in these programs. Management continues to exercise cost controls over discretionary spending.

    The commencement of our U.S. Postal Service agreements went smoothly and contractual reimbursement received from the U.S. Postal Service was sufficient to offset network expansion costs incurred during the first half of 2002, principally in increased salaries. U.S. Postal Service reimbursements are reflected as a credit to other operating expenses, which is predominantly the reason other operating expenses are down by 11% and 12% for the second quarter and first half of 2002, respectively.

  Income Taxes

    Our effective tax rate for the second quarter and first half of 2002 was 37.5%, compared to 38.5% in the comparable prior year periods and 36.5% for all of 2001.

  Terrorist Attacks of September 11

    Second quarter operations were significantly affected by the terrorist attacks on September 11, 2001. All domestic aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. During the period our aircraft were grounded, both domestic and IP shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. The execution of these contingency plans proceeded smoothly and we resumed air operations within hours of receiving clearance from the Federal Aviation Administration. Volumes during the quarter continued to be below levels experienced prior to September 11.

    In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Act, a $15 billion emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. The Act provides for $5 billion to be used to compensate air carriers for direct losses incurred, beginning on September 11, as a result of the nationwide grounding of all aircraft. The Act also provides for additional compensation for losses incurred through December 31, 2001.

    In the second quarter of 2002, we recognized $116 million ($101 million of which was received as of November 30, 2001) of compensation from the Act for losses incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred since September 11. In addition to the $15 million we accrued in the second quarter, we may receive additional reimbursements for incremental losses incurred through December 31, 2001. However, such amounts, if any, are not expected to be material. Compensation under the Act was only recognized for direct and incremental losses incurred and we believe our net income in the second quarter of 2002 would have been at least the $178 million reported had the tragic events of September 11 not occurred. All amounts recognized are reflected as a reduction of operating expense under the caption "Airline stabilization compensation."

    Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may have on our results of operations or financial position. Furthermore, we are not certain how the events of September 11 or any subsequent terrorist activities will ultimately impact the U.S. and global economies in general, and the air transportation industry in particular, and what effects these events will have on our costs or on the demand for our services.

FINANCIAL CONDITION

Liquidity

    Cash and cash equivalents totaled $126 million at November 30, 2001 compared to $99 million at May 31, 2001. Cash flows from operating activities for the first half of 2002 totaled $651 million compared to $692 million for the prior year period, primarily reflecting lower net income.

    FedEx currently has $1.0 billion in revolving credit facilities that are generally used to finance temporary operating cash requirements and to provide support for the issuance of commercial paper. These revolving credit facilities, consisting of a $750 million five-year facility and a $250 million 364-day facility, were entered into on September 28, 2001 and replaced FedEx's prior revolving credit facility. We believe that cash flow from operations, FedEx's commercial paper program and revolving credit facilities will adequately provide for our working capital needs for the foreseeable future.

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

Euro Currency Conversion

    Since the beginning of the European Union's transition to the euro on January 1, 1999, we and our subsidiaries have been prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies remained legal tender through December 31, 2001. We believe that the introduction of the euro, any price transparency brought about by its introduction and the phasing out of the legacy currencies will not have a material impact on our consolidated financial position, results of operations or cash flows. Costs associated with the euro project are being expensed as incurred and are being funded entirely by internal cash flows.

*      *      *

    Certain statements contained in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, any impacts on our business resulting from the terrorist attacks that occurred on September 11, 2001, as well as general economic and competitive conditions in the markets where we operate, the timing and amounts of compensation we may be entitled to receive under the Air Transportation Safety and System Stabilization Act, increases in fuel costs and the ability to mitigate the effects of such increases through fuel surcharges and hedging activities, matching capacity to volume levels and other uncertainties detailed from time to time in our and FedEx Corporation's Securities and Exchange Commission filings and press releases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    As of November 30, 2001, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report on Form 10-K for the year ended May 31, 2001. While we are a global provider of express transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. However, foreign currency fluctuations during the second quarter of 2002 did not have a material effect on the results of operations for the period.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
  (b)
  Reports on Form 8-K.

    During the quarter ended November 30, 2001, the Registrant filed two Current Reports on Form 8-K. The September 24, 2001 report disclosed the authorization of the repurchase of up to 5 million shares of FedEx Corporation common stock. The October 17, 2001 report disclosed the implementation by the Registrant of an indexed fuel surcharge.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: January 14, 2002	/s/ MICHAEL W. HILLARD MICHAEL W. HILLARD VICE PRESIDENT & CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.

E–1

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX