Form 10-Q
period 2002-02-28
FEDERAL EXPRESS CORP
filed 2002-04-12
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

Commission file number: 1-7806

FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State of incorporation)	(I.R.S. Employer Identification No.)
3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)
(901) 369-3600 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of common stock outstanding as of March 31, 2002 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets
February 28, 2002 and May 31, 2001	3-4
Condensed Consolidated Statements of Income
Three and Nine Months Ended February 28, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows
Nine Months Ended February 28, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7-12
Review of Condensed Consolidated Financial Statements
by Independent Public Accountants	13
Report of Independent Public Accountants	14
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	15-20
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	21
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	22
Signature	23
EXHIBIT INDEX	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	February 28, 2002	May 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$131	$99
Receivables, less allowances of $59 and $60	1,908	1,854
Spare parts, supplies and fuel	227	240
Deferred income taxes	368	362
Prepaid expenses and other	114	239

Total current assets	2,748	2,794
Property and Equipment, at Cost	12,446	11,846
Less accumulated depreciation and amortization	6,628	6,290

Net property and equipment	5,818	5,556
Other Assets:
Goodwill	326	326
Due from parent company	652	674
Other	292	273

Total other assets	1,270	1,273

	$9,836	$9,623

        See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	February 28, 2002	May 31, 2001
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$186	$202
Accrued salaries and employee benefits	520	532
Accounts payable	873	1,009
Accrued expenses	781	755
Due to other FedEx subsidiaries	88	80

Total current liabilities	2,448	2,578
Long-Term Debt, Less Current Portion	857	852
Deferred Income Taxes	224	218
Other Liabilities	1,780	1,727
Commitments and Contingencies (Note 5)
Owner's Equity:
Common stock, $.10 par value;
1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,289	4,004
Accumulated other comprehensive income	(60)	(54)

Total owner's equity	4,527	4,248

	$9,836	$9,623

        See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Revenues	$3,776	$3,785	$11,328	$11,682
Operating Expenses:
Salaries and employee benefits	1,611	1,574	4,787	4,752
Purchased transportation	136	144	422	441
Rentals and landing fees	382	356	1,151	1,053
Depreciation and amortization	204	199	602	596
Fuel	226	275	748	817
Maintenance and repairs	242	216	718	722
Airline stabilization compensation	(3)	—	(119)	—
Intercompany charges (Note 6)	333	321	990	993
Other	500	540	1,454	1,619

	3,631	3,625	10,753	10,993

Operating Income	145	160	575	689
Other Income (Expense):
Interest, net	(17)	(9)	(42)	(47)
Other, net	(18)	1	(36)	(1)

	(35)	(8)	(78)	(48)

Income Before Income Taxes	110	152	497	641
Provision for Income Taxes	41	46	186	234

Net Income	$69	$106	$311	$407

        See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended February 28,
	2002	2001
Net Cash Provided by Operating Activities	$905	$811
Investing Activities:
Purchases of property and equipment	(883)	(816)
Proceeds from disposition of property and equipment:
Sale-leaseback transaction	—	80
Other dispositions	8	7
Other, net	(7)	3

Net cash used in investing activities	(882)	(726)
Financing Activities:
Proceeds from debt issuance	88	—
Principal payments on debt	(109)	—
Net receipts from (payments to) parent company	22	(64)
Other, net	8	—

Net cash provided by (used in) financing activities	9	(64)

Net increase in cash and cash equivalents	32	21
Cash and cash equivalents at beginning of period	99	89

Cash and cash equivalents at end of period	$131	$110

        See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Summary of Significant Accounting Policies

        These interim financial statements of Federal Express Corporation ("FedEx Express") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2001. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of February 28, 2002, the consolidated results of our operations for the three- and nine-month periods ended February 28, 2002 and 2001, and our consolidated cash flows for the nine-month periods ended February 28, 2002 and 2001. Operating results for the three- and nine-month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

        We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

        We participate in a defined benefit pension plan sponsored by our parent company, FedEx Corporation ("FedEx"), that covers substantially all of our domestic workforce. Pension cost is allocated to us based on the actuarially determined expense attributable to our employees. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected rate of return on plan assets. Due to a lower discount rate and a reduction in the value of plan assets at the measurement date for 2002 pension expense (February 28, 2001), our total net pension cost for 2002 will increase by approximately $60 million. An increase of $60-65 million is expected for 2003 based primarily on a continuing decline in the discount rate and a reduction in the expected long-term rate of return on plan assets. FedEx reviews the assumptions used to measure pension costs (including the discount rate and the expected long-term rate of return on pension assets) on an annual basis. Economic and market conditions at the measurement date may impact these assumptions from year to year.

        We are self-insured up to certain levels for workers' compensation, employee health care and vehicle liabilities. Accruals are based on the actuarially estimated undiscounted cost of claims, which includes claims incurred-but-not-reported.

        Effective June 1, 2001, we adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. All jet fuel hedging contracts are entered into by FedEx. Prior to adoption of SFAS 133, FedEx accounted for jet fuel hedging contracts under SFAS 80, "Accounting for Futures Contracts." Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in our fuel expense upon settlement of the contract. In the past, FedEx had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was recognized by FedEx as a deferred charge in its May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified by FedEx to be included as a component of its accumulated other comprehensive income. This charge is being recognized in income by us in 2002 as the related fuel is purchased. We recognized $5 million ($3 million net of tax) of this amount in the third quarter of 2002 as an increase to fuel expense and $13 million ($8 million net of tax) in the nine months of 2002.

        The Emerging Issues Task Force ("EITF") issued EITF 01-10 in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $3 million of compensation under the Act in the third quarter of 2002.

To date, we have classified all amounts recognized under this program ($119 million in the nine months of 2002, of which $101 million was received as of February 28, 2002) as a reduction of operating expenses under the caption "Airline stabilization compensation." While we believe we have complied with all aspects of the Act, compensation recognized is subject to audit and interpretation by the Department of Transportation ("DOT"). We have received a request from the DOT for additional information in support of our claim under the Act. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur. We had a small facility in the World Trade Center, where we lost an immaterial amount of leasehold improvements and equipment. Our operating lease payments on the facility have been suspended.

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

        Certain prior period amounts have been reclassified to conform to the current year's presentation.

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

        Effective June 1, 2001, we early adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (third quarter 2002 goodwill amortization otherwise would have been $3 million, and $9 million year-to-date) and recorded goodwill attributable to FedEx Express was tested for impairment by comparing the fair value of FedEx Express to its carrying value (including attributable goodwill). Fair value was determined using a discounted cash flow methodology. An impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment testing during our fourth quarter, in connection with our annual budgeting process.

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

        In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our amortized intangible assets follow (in millions):

	February 28, 2002		May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(31)	$73	$(27)

        Amortization expense for intangible assets during the third quarter of 2002 was $1.2 million ($3.6 million year-to-date). Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows (in millions):

Estimated Amortization Expense
2002 (remainder)	$1
2003	5
2004	5
2005	5
2006	5
2007	5

        Actual results of operations for the three- and nine-month periods ended February 28, 2002 and pro forma results of operations for the three- and nine-month periods ended February 28, 2001 had we applied the nonamortization provisions of SFAS 142 in those periods follow (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Reported net income	$69	$106	$311	$407
Add: Goodwill amortization, net of tax	—	2	—	6

Adjusted net income	$69	$108	$311	$413

(3)    Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended February 28,
	2002	2001
Net income	$69	$106
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $1 and deferred taxes of $0	(4)	1

Comprehensive income	$65	$107

	Nine Months Ended February 28,
	2002	2001
Net income	$311	$407
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $1 and $3	(6)	(12)

Comprehensive income	$305	$395

(4)    Financing Arrangements

        On December 12, 2001, the Memphis-Shelby County Airport Authority (the "Authority") issued $88 million of its Special Facilities Revenue Refunding Bonds, Series 2001 ("Series 2001 Bonds") at par, bearing interest annually at 5% and maturing on September 1, 2009. This obligation is reflected as a capital lease in long-term debt on our balance sheet. The Series 2001 Bonds were issued to provide funds to refund the 7.875% Special

Facilities Revenue Bonds issued by the Authority in 1984 ("Series 1984 Bonds"). The Series 1984 Bonds were issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds obligate us to make lease payments equal to principal and interest due on the bonds. We have separately guaranteed repayment of the Series 2001 Bonds. The proceeds from the Series 2001 Bonds, along with other funds, including $9 million of proceeds from the liquidation of the Series 1984 Bonds Reserve Fund, were used on January 23, 2002 to refund the Series 1984 Bonds ($93 million plus a 3% premium).

(5)    Commitments and Contingencies

        As of February 28, 2002, our purchase commitments for the remainder of 2002 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2002 (remainder)	$23	$277	$56	$356
2003	284	430	15	729
2004	58	362	8	428
2005	96	442	8	546
2006	76	403	8	487
2007	—	195	8	203

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities and other equipment.

        We are committed to purchase 10 DC10s, three MD11s, seven A300s, six A310s and 75 Ayres ALM 200s to be delivered through 2007. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any of the ALM 200 aircraft will be delivered. Accordingly, all deposits and other capitalized costs related to the Ayres commitment were expensed in 2001. The purchase commitment amounts related to these aircraft are $35 million, $96 million and $76 million in 2004, 2005 and 2006, respectively, and are included in the above table. Total commitments for years 2003 and thereafter exclude approximately $825 million due to the cancellation of certain contractual obligations to acquire 19 MD11 aircraft from an affiliate of SAirGroup, which filed for protection from creditors under Swiss law.

        In January 2001, we entered into a memorandum of understanding to acquire 10 A380 aircraft from Airbus Industrie. The acquisition of these aircraft is subject to the execution of a definitive purchase agreement, which is currently under negotiation. No amounts for these aircraft are included in the table above.

        A class action lawsuit is pending in Federal District Court in San Diego, California against us generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. The court has ruled for us on all but the first eight days of the UPS strike. A hearing on plaintiffs' motion for summary judgment is scheduled for April 29, 2002. Should the plaintiffs prevail, we plan to appeal to the 9th Circuit Court of Appeals. A trial date is scheduled for June 2002 should the plaintiffs' motion for summary judgment be denied.

        Another class action lawsuit is pending in Illinois state court against us generally alleging that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. The court has certified the class and notices will be sent to class members during the fourth quarter of 2002.

        We believe that the claims in both of these cases are without merit. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. Given the nature and status of these claims, an estimate of potential loss, if any, cannot be made and no amounts have been reserved for these contingencies.

        We are subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(6)    Related Party Transactions

        The following table represents our related party balances outstanding at February 28, 2002, and May 31, 2001 (in millions).

February 28, 2002	Prepaid Expenses and Other Assets (Current)	Other Assets (Non-Current)	Current Liabilities	Total Due From/ (Due To)
FedEx Corporation	$59	$652	$—	$711
Other FedEx Subsidiaries	1	—	(88)	(87)

May 31, 2001	Prepaid Expenses and Other Assets (Current)	Other Assets (Non-Current)	Current Liabilities	Total Due From/ (Due To)
FedEx Corporation	$187	$674	$—	$861
Other FedEx Subsidiaries	7	—	(80)	(73)

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates. The current intercompany balance at May 31, 2001 due from FedEx is primarily related to a transfer of net pension assets under a newly created merged pension plan at FedEx effective May 31, 2001. The non-current intercompany balance amounts primarily represent the net activity from participation in FedEx's consolidated cash management program.

        We provide guarantees on FedEx debt instruments aggregating approximately $1.1 billion at February 28, 2002, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At February 28, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

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

        In connection with the formation of FedEx Services, certain customers doing business with both FedEx Express and FedEx Ground are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by FedEx Express. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $88 million at February 28, 2002 and $4 million at May 31, 2001.

(7)    Supplemental Cash Flow Information

	Nine Months Ended February 28,
	2002	2001
	(in millions)
Cash payments for:
Interest (net of capitalized interest)	$60	$51
Income taxes	145	301
Non-cash investing and financing activities:
Fair value of assets acquired under exchange agreements	18	3

        Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

(8)    Other Events

        During the fourth quarter of 2001, asset impairments related to aircraft were recorded in the amount of $102 million. All values were based on estimated fair market values. None of the impaired assets were being depreciated at the time of the impairment charge because none of the assets were available for their intended use. The impaired assets related to the MD10 program are held for disposal and we expect to complete the disposal in 2002. As of February 28, 2002, 9 of the 29 impaired aircraft have been scrapped at amounts approximating those previously estimated. Accordingly, no changes to our original estimates for the disposal values of these assets have been made.

(9)    Subsequent Events

  BUSINESS ACQUISITION

        On March 1, 2002, a subsidiary of FedEx Trade Networks acquired certain assets of Fritz Companies, Inc. that provide customs clearance services exclusively for us in four U.S. locations. The cost of this cash acquisition was $36.5 million ($14 million of which was paid by us). A substantial portion of the purchase price is expected to be allocated to goodwill.

REVIEW OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, has performed a review of the condensed consolidated balance sheet of FedEx Express as of February 28, 2002, and the related condensed consolidated statements of income for the three-and nine-month periods ended February 28, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2002 and 2001, included herein, as indicated in their report thereon included on the following page.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation (a Delaware corporation) and subsidiaries as of February 28, 2002 and the related condensed consolidated statements of income for the three- and nine-month periods ended February 28, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
Memphis, Tennessee March 19, 2002

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources of FedEx Express. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes thereto, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

        Effective at the beginning of 2001, our parent company, FedEx, formed FedEx Services in connection with the implementation of a business strategy wherein the sales, marketing and information technology functions of FedEx Express and FedEx Ground were combined to form a shared services operation that supports their package businesses. FedEx Services provides our customers with a single point of contact for all express and ground services. Prior to the formation of FedEx Services, we had our own self-contained sales, marketing and information technology functions. The costs for these activities are now allocated based on metrics such as relative size of operations and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the financial summary below represents an allocation primarily of expenses (such as salaries, wages and benefits, depreciation and other costs) for the sales, marketing and information technology functions provided by FedEx Services to FedEx Express.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2002 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Also, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Both of these new statements will be adopted beginning in 2003. We do not expect the application of these new accounting standards to have a material effect on our financial statements.

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended
				Nine Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues:
Package:
U.S. overnight box(1)	$1,299	$1,425	-9	$3,970	$4,388	-10
U.S. overnight envelope(2)	424	451	-6	1,309	1,379	-5
U.S. deferred	618	639	-3	1,775	1,891	-6

Total domestic package revenue	2,341	2,515	-7	7,054	7,658	-8
International Priority (IP)	899	945	-5	2,807	2,952	-5

Total package revenue	3,240	3,460	-6	9,861	10,610	-7
Freight:
U.S.	357	157	+127	892	496	+80
International	90	103	(13)	286	321	-11

Total freight revenue	447	260	+72	1,178	817	+44
Other	89	65	+37	289	255	+13

Total revenues	$3,776	$3,785	—	$11,328	$11,682	-3

Operating Expenses:
Salaries and employee benefits	$1,611	$1,574	+2	$4,787	$4,752	+1
Purchased transportation	136	144	-6	422	441	-4
Rentals and landing fees	382	356	+7	1,151	1,053	+9
Depreciation and amortization	204	199	+3	602	596	+1
Fuel	226	275	(18)	748	817	-8
Maintenance and repairs	242	216	+12	718	722	-1
Airline stabilization compensation	(3)	—	n/a	(119)	—	n/a
Intercompany charges	333	321	+4	990	993	—
Other	500	540	-7	1,454	1,619	-10

Total operating expenses	3,631	3,625	—	10,753	10,993	-2

Operating income	$145	$160	-9	$575	$689	-17

Package:
Average daily packages:
U.S. overnight box	1,193	1,288	-7	1,167	1,278	-9
U.S. overnight envelope	698	749	-7	698	755	-8
U.S. deferred	958	962	—	871	920	-5

Total domestic packages	2,849	2,999	-5	2,736	2,953	-7
IP	332	340	-2	335	345	-3

Total packages	3,181	3,339	-5	3,071	3,298	-7

Revenue per package (yield):
U.S. overnight box	$17.56	$17.84	-2	$17.91	$18.08	-1
U.S. overnight envelope	9.78	9.70	+1	9.86	9.62	+2
U.S. deferred	10.41	10.71	-3	10.72	10.81	-1
Domestic composite	13.25	13.52	-2	13.57	13.65	-1
IP	43.75	44.89	-3	44.14	44.99	-2
Composite	16.43	16.71	-2	16.90	16.93	—
Freight:
Average daily pounds:
U.S.	8,985	4,204	+114	7,254	4,441	+63
International	1,989	2,164	-8	2,063	2,238	-8

Total freight	10,974	6,368	+72	9,317	6,679	+39

Revenue per pound (yield):
U.S.	$.64	$.60	+7	$.65	$.59	+10
International	.73	.77	-5.73		.75	-3
Composite	.66	.66	—	.67	.64	+5

(1)
The U.S. Overnight Box category includes packages exceeding 8 ounces in weight.

(2)
The U.S. Overnight Envelope category includes envelopes weighing 8 ounces or less.

  Revenues

        Revenues during the third quarter and nine months of 2002 decreased compared to the prior year primarily due to continued softness in package volumes. Volume levels in our domestic and international package services declined in the third quarter and nine months of 2002 as a result of continued weakness in the U.S. and global economies (particularly in the manufacturing and wholesale sectors), which has decreased demand for our higher-priced express services. Revenue from our agreement with the U.S. Postal Service and effective cost management helped soften the impact of reduced package volumes.

        Volumes continue to be below levels experienced prior to the economic slowdown and the terrorist attacks on September 11, 2001. All domestic aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. We experienced significant costs and lost revenues related to shutting down, and then restarting, our airline operations. During the period our aircraft were grounded, both domestic and International Priority ("IP") shipments were impacted.

        Total package revenues decreased in both the third quarter and nine months of 2002. In the third quarter of 2002, domestic package revenue decreased 7% (on 5% lower average daily domestic packages and a 2% lower yield). Domestic package revenue was 8% lower for the nine months of 2002 (on 7% lower average daily domestic packages and a 1% lower yield). IP package revenue decreased 5% year-over-year in both the third quarter and nine months of 2002. These declines were mostly experienced in U.S. outbound shipments, which decreased 11% in the third quarter and 10% in the nine months of 2002.

        Despite a difficult economic environment, pricing has remained stable. However, package yields are lower in both the third quarter and nine months of 2002 in virtually all product categories due to the decline in fuel surcharge revenue and a decrease in average weight per package. In the second quarter of 2002, we implemented a new index for determining our fuel surcharge. Using this new index, the fuel surcharge was 2% in December, 1% in January and 0% in February. In contrast, the third quarter of 2001 included a 4% fuel surcharge for the entire period. Excluding the effects of the fuel surcharge, yield per pound increased in the third quarter of 2002.

        Total freight revenue for both the third quarter and nine months of 2002 increased significantly due to improved domestic freight volume and yield, reflecting the impact of the U.S. Postal Service agreement. On December 13, 2001, we signed an addendum to our transportation agreement with the U.S. Postal Service, effective for a 10-month period beginning January 1, 2002, which allows us to carry incremental pounds of mail at higher committed volumes than required under the original agreement. These incremental volumes are at a more favorable rate to the U.S. Postal Service.

  Operating Income

        Year-over-year, operating income decreased 9% for the third quarter and 17% through the nine months of 2002. Negative revenue growth on a largely fixed cost structure more than offset continued cost management actions.

        Salaries, wages and benefits increased for the quarter and year-to-date periods as reductions in hours were not sufficient to offset base salary increases and higher pension and medical costs. Compared to the prior year periods, incentive compensation provisions were down significantly for the nine months of 2002 but were flat in the third quarter.

        Rentals and landing fees were higher in the third quarter and nine months of 2002 primarily due to an increase in aircraft usage as a result of incremental U.S. domestic freight volume. Also, maintenance expenses were 12% higher in the third quarter of 2002 (while relatively flat in the nine month period) due to scheduled maintenance activities.

        Total fuel expenses were lower in the third quarter and nine months of 2002 as a result of lower fuel prices. While fuel usage was higher due to incremental freight pounds transported under the U.S. Postal Service agreement, average price per gallon of aircraft fuel decreased 27% in the third quarter and 14% for the nine months of 2002. Because of the lag that exists before fuel surcharges are adjusted for changes in fuel prices, we may be exposed to net incremental fuel costs should the spot price of jet fuel increase significantly in the fourth quarter.

        Contractual reimbursements received from the U.S. Postal Service have substantially offset network expansion costs incurred during the third quarter and nine months of 2002, principally in increased salaries. U.S. Postal Service reimbursements are reflected as a credit to other operating expenses, which is the principal reason other operating expenses were comparatively lower in the third quarter and nine months of 2002. However, this reimbursement had no effect on operating income as it represented the recovery of incremental costs incurred.

        In the second quarter of 2002, we recognized $16.5 million of operating income from the resolution of a state sales tax matter, which is reflected as a reduction of other operating expenses for the nine months of 2002.

  Income Taxes

        Our effective tax rate for the third quarter of 2002 was 37.5% (compared to 30% in the prior year period). For the nine months of 2002, the effective tax rate was 37.5% (compared to 36.5% in the prior year period). The lower effective tax rate in the third quarter of the prior year was due to the utilization of excess foreign tax credits, which increased prior year third quarter net income by approximately $12.8 million.

  Net Income

        Net income for the nine months of 2002 reflects our adoption of the FASB's revised rules for the treatment of goodwill and other intangible assets (see Note 2 to the accompanying financial statements). Results for the third quarter and nine months of 2002 reflect the cessation of $3 million and $9 million, respectively, of goodwill amortization from operating expenses, as required under the new accounting rules.

  Terrorist Attacks of September 11

        Fiscal 2002 second quarter operations were significantly affected by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. During the period our aircraft were grounded, both domestic and IP shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. We resumed air operations within hours of receiving clearance from the Federal Aviation Administration.

        In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), an emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation's air carriers. The Act provides for $5 billion to be used for financial assistance to airlines to offset losses caused by service disruptions and declines in business activity related to these attacks for the period September 11, 2001 through December 31, 2001.

        The Emerging Issues Task Force ("EITF") issued EITF 01-10 in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Act should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $3 million of compensation under the Act in the third quarter of 2002. To date, we have classified all amounts recognized under this program ($119 million in the nine months of 2002, of which $101 million was received as of February 28, 2002) as a reduction of operating expenses under the caption "Airline stabilization compensation." While we believe we have complied with all aspects of the Act, compensation recognized is subject to audit and interpretation by the Department of Transportation ("DOT"). We have received a request from the DOT for additional information in support of our claims under the Act. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

        Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may have on our results of operations or financial position. Furthermore, we are not certain how the events of September 11, or any subsequent terrorist activities, will ultimately impact the U.S. and global economies in general, and the air transportation industry in particular, and what effects these events will have on our costs or on the demand for our services.

FINANCIAL CONDITION

Liquidity

        Cash and cash equivalents totaled $131 million at February 28, 2002 compared to $99 million at May 31, 2001. Cash flows from operating activities for the nine months of 2002 totaled $905 million compared to $811 million for the prior year period.

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

        Certain of our aircraft operating leases were arranged using special purpose entities under terms that are considered customary in the airline industry. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the footnotes to our annual report and in the table below. The FASB is currently evaluating criteria for consolidation of special purpose entities, which could affect the accounting for certain of our operating leases. However, credit rating agencies routinely use the information concerning our operating leases to calculate our debt capacity, and our debt covenants would not be adversely affected by the capitalization of some or all of our operating leases. Therefore, we do not expect a change in the views by outside agencies of our financial condition if accounting rules should be revised and we are required to capitalize some of our operating leases.

        We believe the capital resources available to us provide flexibility to access the most efficient markets for financing capital acquisitions, including aircraft, and are adequate for our future capital needs.

Contractual Obligations

        The following table sets forth a summary of our contractual cash obligations as of February 28, 2002. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due by Fiscal Year (in millions)
CONTRACTUAL CASH OBLIGATIONS	FY02 (remainder)	FY03	FY04	FY05	FY06	Thereafter	Total
Obligations reflected in balance sheet:
Long-term debt	$186	$31	$—	$5	$25	$592	$839
Capital lease obligations	4	15	15	15	15	272	336
Other cash obligations not included in balance sheet:
Operating leases	273	1,090	1,032	981	906	8,874	13,156
Unconditional purchase obligations	356	729	428	546	487	347	2,893

Total	$819	$1,865	$1,475	$1,547	$1,433	$10,085	$17,224

        In addition, we have other commercial commitments incurred in the normal course of business to support our operations, including surety bonds and standby letters of credit. These instruments are generally required under certain self-insurance programs. While the notional amounts of these instruments are material, there are no additional contingent liabilities associated with the instruments as the liabilities for these self-insurance programs are already reflected in our balance sheet as accrued expenses and other long-term liabilities. We also have guarantees, amounting to $104 million at February 28, 2002, under certain operating leases for the residual values of aircraft and vehicles at the end of the operating lease periods. These guarantees are not reflected in our balance sheet since they are not currently considered probable; therefore, they do not represent liabilities under accounting principles generally accepted in the United States.

        We provide guarantees on FedEx debt instruments aggregating approximately $1.1 billion at February 28, 2002, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At February 28, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Euro Currency Conversion

        Since the beginning of the European Union's transition to the euro on January 1, 1999, our subsidiaries were prepared to quote rates to customers, generate billings and accept payments, in both euro and legacy currencies. The legacy currencies remained legal tender through January 1, 2002. We did not experience a material impact on our consolidated financial position, results of operations or cash flows from the introduction of the euro and any price transparency brought about by its introduction and the phasing out of the legacy currencies. Costs associated with the euro project were expensed as incurred and were funded entirely by internal cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of February 28, 2002, there had been no material changes in our market risk sensitive instruments and positions since the disclosure in our Annual Report on Form 10-K for the year ended May 31, 2001. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during the third quarter of 2002 did not have a material effect on our results of operations for the period.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment No. 2 dated January 21, 2002, amending the Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY2002 Third Quarter Report on Form 10-Q, and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
(b)
Reports on Form 8-K.

  During the quarter ended February 28, 2002, the Registrant filed one Current Report on Form 8-K. The December 13, 2001 report disclosed the terms of the addendum to the January 10, 2001 contract with the United States Postal Service.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: April 12, 2002	/s/ MICHAEL W. HILLARD MICHAEL W. HILLARD VICE PRESIDENT & CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 2 dated January 21, 2002, amending the Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY2002 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.

E-1

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX