Form 10-K
period 2002-05-31
FEDERAL EXPRESS CORP
filed 2002-07-24
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to                           .

Commission file number 1-7806

FEDERAL EXPRESS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-0427007
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road, Memphis, Tennessee	38125
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 369-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share (“Common Stock”). As of July 15, 2002, 1,000 shares of the Registrant’s Common Stock were outstanding.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

FINANCIAL STATEMENT SCHEDULE

Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1

Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2

Schedule II—Valuation and Qualifying Accounts	S-2

EXHIBITS Exhibit Index	E-1

PART I

Item 1.     Business

Introduction

Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 212 countries. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware in 1997 to serve as the holding company parent of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that comprise more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. We provide our customers with late on-call and regular pickup services, as well as convenient drop-off locations. Our extensive air route authorities and transportation infrastructure, combined with our leading-edge information technologies, make us the world’s largest express-distribution company. We employ more than 135,600 employees and operate approximately 55,500 drop-off locations, 647 aircraft and 50,000 vehicles and trailers in our integrated global network.

FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, was formed by FedEx as part of its strategic initiative announced in January 2000 to provide a convenient single point of access for many customer support functions, such as customer service, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, have been combined under FedEx Services to more effectively sell the entire portfolio of express, ground and e-commerce services. FedEx Services sells and markets the full portfolio of services offered by us and other FedEx subsidiaries and provides customer-facing solutions that meet customer needs. FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of FedEx’s e-commerce groups are also part of FedEx Services.

Except as otherwise indicated, any reference to a year means our fiscal year ended May 31 of the year referenced.

Delivery Services

Domestic

We offer three U.S. overnight delivery services: FedEx First Overnight®, FedEx Priority Overnight® and FedEx Standard Overnight®. Overnight document and package service extends to virtually the entire United States population. Packages and documents are either picked up from shippers by our couriers or dropped off by shippers at our sorting facilities, FedEx World Service Centers®, FedEx® Drop Boxes, FedEx ShipSites® or FedEx Authorized ShipCenters® strategically located throughout the country. Two U.S. deferred services are available for less urgent shipments: FedEx 2Day® and FedEx Express Saver®. FedEx SameDay® service is for urgent shipments up to 70 pounds to virtually any U.S. destination.

Domestic shipments are backed by money-back guarantees and are used by customers primarily for shipment of time-sensitive documents and goods, including high-value machines and machine parts, computer parts, software and consumer items. We handle virtually every shipment from origin to destination.

We also offer express freight services to handle the needs of the time-definite freight market. We offer customers the option of one-, two- or three-business day service backed by two money-back guarantees. Shipments must weigh 151 lbs. to 2,200 lbs., and be forkliftable, stackable, banded and shrinkwrapped. FedEx 1DaySM Freight offers 10:30 a.m. delivery on the next business day in many areas of the continental United States, including Alaska. FedEx 2Day Freight® offers noon delivery in two business days in all 50 states. FedEx 3Day® Freight offers 3:00 p.m. delivery within three business days in every state except Alaska and Hawaii.

International

We offer various international package and document delivery services to 212 countries, as well as international freight services. These services include: FedEx® International Next Flight, FedEx International First®, FedEx International Priority® (“IP”), FedEx International Economy®, FedEx International Priority DirectDistribution®, FedEx International Priority Plus®, FedEx International MailService®, FedEx International Priority® Freight, FedEx International Economy® Freight, FedEx International Express Freight®, FedEx International Airport-to-AirportSM, and the FedEx ExpressclearSM Electronic Customs Clearance and FedEx International Broker Select® service feature options.

We offer next-business-day 10:30 a.m. express cargo service from Asia to the United States. We have a direct flight from Osaka, Japan to Memphis, Tennessee. This non-stop daily flight has made later cutoff times and shorter transit times available to markets in the South Pacific and areas in Western Japan. In addition, our customers enjoy later cutoff times and next-business-day service among 19 major Asian markets, because of our intra-Asian flights connecting through our AsiaOne® hub in Subic Bay, Philippines. The FedEx Express IP service is backed by our money back guarantee.

Responding to growing demand for reduced transit times, later customer pickups and earlier deliveries in key global markets, we reconfigured our international express transportation network during 2002. These service enhancements include a new flight from Frankfurt, Germany to Memphis, Tennessee, which will enable us to offer next-business-day delivery by 10:30 a.m. local time from cities accounting for more than 70% of Germany’s gross domestic product to many destinations throughout North America, Latin America and Canada.

We offer the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. Our international freight services may be used by customers to combine pickup, linehaul and delivery options to meet their daily business needs. The following FedEx International Priority® Freight delivery options are available for worldwide shipments: Door to Airport (DTA); Airport to Airport (ATA); Airport to Door (ATD); and Door to Door (DTD). FedEx International Priority® Freight and FedEx International Economy® Freight provide service to approximately 50 and 45 countries, respectively.

Through an alliance with the Parcels and Logistics Holding Company of the La Poste Group (“La Poste”), one of the world’s leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to our air network. Additionally, our customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

We provide our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global operations. ISO 9001 registration is required by thousands of customers around the world. Our global certification solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for

Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 90 countries, including European Union members, the United States and Japan, recognize ISO standards.

Detailed information about all of our delivery services can be found on the FedEx Web site at fedex.com. The information on the FedEx Web site, however, does not form part of this Report.

E-Business Revolution

We have played a significant role in two business revolutions that have influenced the emergence of what is now known as e-commerce. First came the automation revolution. At a time when the world was waking up to the power of computing technology, we led the charge to automate shipping for our customers. This technology has afforded key advantages to both our customers and our transportation operations. We have been the leader in shipping automation since 1985, when we launched the first PC-based automated shipping system, named FedEx PowerShip®. In 1994, the FedEx Web site, fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, we launched FedEx® Ship Manager@fedex.com, the first shipping application for express packages on the Internet. Today, approximately 70% of FedEx domestic shipments are automated.

The second revolution, the integration revolution, is now underway. We are enabling e-commerce by empowering businesses with integration and supply chain capabilities that give them added efficiency improvements, supply chain cost reductions, and the ability to provide better customer service. These solutions include our new FedEx Ship Manager® solution suite, FedEx NetReturn® and, most recently, FedEx InsightSM, a revolutionary Web-based application that offers visibility of current status on inbound, outbound and third-party payor shipments.

Reflecting our emphasis on e-commerce and information technology, FedEx Chief Information Officer, Robert B. Carter, was named in 2000 as InfoWorld’s first-ever “Chief Technology Officer of the Year.” During 2002, eWeek magazine ranked FedEx No. 2 in its annual FastTrack 500 list of leading e-business innovators.

Shipping-Management Solutions

Our comprehensive e-shipping strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build solutions that will solve our customer’s business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx Web site, along with our integration solutions.

At fedex.com, our customers ship packages, determine international documentation requirements, track packages, pay invoices and more. In June 2002, we unveiled the first carrier-provided, online duty and tax estimator, available though FedEx Global Trade Manager®. In addition, during 2002, we launched MyFedEx.com, a customer portal that goes beyond simple tracking and tracing capabilities to offer personalized services for registered users. FedEx has recently extended the reach of the fedex.com Web site to be accessible from most types of hand-held devices, making it faster and easier for U.S. customers to access real-time package status tracking information and to identify the nearest drop-off locations. This service is available through most Web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers.

Fedex.com was honored with the Best Transportation Web Site award, as well as Best Portal Web Site and Standard of Excellence honors, at the Web Marketing Association’s WebAwards held during 2002. FedEx also received the Best Portal Award for its “My FedEx” portal application and the Standard of Excellence award for FedEx Global Trade Manager in the international Web site category for the second year in a row. FedEx Global Trade Manager was also recognized by Computerworld magazine during 2002 as one of the ten most innovative information technology projects.

Our integration solutions include FedEx Ship Manager APITM and Server, FedEx NetReturn APITM, and FedEx NetReturn®. We design our e-commerce tools and solutions so they are easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms.

The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. At their core, these solutions all offer time-saving shipment processing and printing capabilities, address books, reporting and tracking. The following summarizes the shipping-management solutions offered for use with FedEx Express:

•
FedEx® Ship Manager at fedex.com—a Web-shipping application, available to customers who have Internet connectivity and a laser printer. Customers can also arrange for package pickup, cancel shipments, and track package status.

•	FedEx® Tracking—allows customers to track both FedEx Express and FedEx Ground packages at one time through the FedEx Web site.

•
FedEx InsightSM—provides qualifying customers with an enhanced level of shipment visibility through a Web-based application that dramatically broadens the amount of real-time status information on inbound, outbound and third-party payor FedEx Express and FedEx Ground shipments.

•
FedEx Global Trade Manager®—helps customers navigate the complexities of international commerce through the FedEx Web site. Shippers can identify and prepare the appropriate import/export forms based on the commodity description and country of import and export. FedEx Global Trade Manager also alerts customers to restrictions on shipping certain commodities, tells whether the country of import or export is under embargo, provides information on some special licensing requirements and, through its “Estimate Duties and Taxes” application, estimates applicable governmental charges, duties and fees.

•
FedEx® Drop-off Locator—allows customers to easily find and view maps of FedEx drop-off locations through the FedEx Web site. Customers can conduct searches by address, city, state or Zip Code to find one of many full-service and self-service locations worldwide.

•	FedEx® Rate Finder—allows customers to determine the cost of shipping packages from the U.S. to virtually anywhere in the world through the FedEx Web site.

•
FedEx Ship Manager®—this shipping software provides customers with a full range of shipping functions and the speed to handle medium to high package volumes. It is ideal for mailroom and warehouse environments where shipment processing is centralized.

•
FedEx Ship Manager APITM—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their online environments by downloading software from the Internet that will allow them to connect real time with FedEx when placing shipping orders and scheduling pickup requests.

•
FedEx Ship Manager Server—software that allows for maximum speed and integration with complex business systems. Can handle extremely high speed demands. Ideal for multiple users and locations where coordination and integration are needed across a complex business supply chain and associated systems.

•	FedEx Certified Solution Program—allows access to other carriers and complete integration solutions through certified third-party automation solution providers.

•	FedEx DirectLink®—enables customers to electronically receive, manage and remit FedEx Express invoicing data.

•
FedEx NetReturn®—uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.

•
FedEx NetReturn APITM—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their order management or inventory management applications by downloading software from the Internet that provides visibility of their authorized return inventory through automated dispatching, tracking, and reporting throughout the returns process.

•
FedEx EDI Electronic Invoice and Remittance—integrates with customers’ accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

Marketing

The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the “Official Worldwide Delivery Service Sponsor” of the National Football League. In addition, FedEx sponsors:

•	FedExField, the home of the NFL’s Washington Redskins

•	The FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•	The future home of the NBA’s Memphis Grizzlies

•	The FedEx St. Jude Golf Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children’s Research Hospital

•	The FedEx Championship Series, the country’s premier open-wheel racing circuit (CART)

•	The BMW WilliamsF1 Formula One racing team

•	The French Open tennis tournament

•	The PGA TOUR and Senior PGA TOUR golf organizations

From time to time, FedEx also undertakes special projects which help to publicize FedEx’s service, such as the delivery in June 2001 of priceless Disney memorabilia from California to Florida to celebrate the 100th anniversary of Walt Disney’s birth, a mission that highlighted FedEx’s reputation for reliable service.

U.S. Postal Service Agreements

Under two seven-year agreements with the U.S. Postal Service—one for domestic air transportation of postal shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices:

•
We provide air capacity for transportation of Priority Mail, Express Mail and First Class Mail for the U.S. Postal Service, carrying predominately unitized shipments which are pre-sorted by the Postal Service into sacks, trays, tubs or containers. The air transportation agreement took effect in August 2001 and was amended in December 2001 to allow us to carry, for a ten-month period beginning January 1, 2002, incremental pounds of mail at higher committed volumes than required under the original agreement.

•
We have the option to place a self-service drop box in every U.S. Post Office location. We began a national roll-out of the drop box program in June 2001 and, as of May 31, 2002, had placed approximately 7,450 drop boxes at U.S. Post Offices in approximately 320 metropolitan areas. We expect to place a total of 8,000 drop boxes at U.S. Post Offices by December 31, 2002.

Pricing

We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2002, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. We offer our customers discounts generally based on actual or potential average daily revenue produced.

In November 2001, we implemented a dynamic fuel surcharge, which lowered our fuel surcharge to 3%. The dynamic fuel surcharge is based on a new index for calculating fuel surcharges on U.S. domestic and U.S. outbound shipments. The surcharge, which applies to all shipments tendered within the United States, all U.S. export shipments and some shipments originating internationally, where legally and contractually possible, is subject to adjustment monthly using a rounded average of the U.S. Gulf Coast (“USGC”) spot price for a gallon of kerosene-type jet fuel. For example, the fuel surcharge for June 2002 was based on the USGC spot price for jet fuel published for April 2002. Changes to our fuel surcharge, when calculated according to the USGC index and FedEx trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com two weeks before the surcharge is applicable. During 2002, the dynamic fuel surcharge ranged from 0% to 3%.

Operations

Our global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 647 aircraft, approximately 50,000 vehicles and trailers, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and FedEx Authorized ShipCenters, as well as sophisticated package tracking, billing and communications systems.

Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas.

Throughout our worldwide network, we operate city stations and employ a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some cities, we operate FedEx World Service Centers, which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices. We have also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes our direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

We use an advanced package tracking and tracing system, FedEx COSMOS®, that utilizes hand-held electronic scanning equipment and computer terminals. This system provides proof of delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within our system. For international shipments, we have developed FedEx ExpressclearSM, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

Fuel Supplies and Costs

During 2002, we purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

The following table sets forth our costs for aviation fuel and its percentage of total operating expense for the last five fiscal years:

Fiscal Year	Total Cost	Percentage of Total Operating Expense
	(in millions)
2002	$852	5.9%
2001	872	5.9
2000	724	5.1
1999	468	3.6
1998	571	4.6

In November 2001, we implemented a dynamic fuel surcharge, which applies to all shipments tendered within the United States, all U.S. export shipments and some shipments originating internationally, where legally and contractually possible. For a description of the dynamic fuel surcharge, see “Pricing.” In past years, FedEx entered into jet fuel hedging contracts, which were designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, FedEx made (or received) payments based on the difference between a specified price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. FedEx effectively closed its hedge positions during the fourth quarter of 2001 and did not enter into any jet fuel hedging contracts during 2002. To date, our dynamic fuel surcharge has obviated the need for jet fuel hedging contracts.

Approximately 14% of our requirement for vehicle fuel is purchased in bulk. The remainder of our requirement is satisfied by retail purchases with various discounts.

We believe that, barring a substantial disruption in supplies of crude oil, our fuel purchase contracts will ensure the availability of an adequate supply of fuel for our needs for the immediate future. A substantial reduction of oil supplies from oil-producing regions or refining capacity, or other events causing a substantial reduction in the supply of aviation fuel, however, could have a significant adverse effect on us.

Competition

The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), DHL Worldwide Express, Airborne Express, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. Our principal competitors in the international market are DHL Worldwide Express, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

We currently hold certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and our extensive, scheduled international route system allows us to offer single-carrier service to many points not offered by our principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables us to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of our competitors in the international market, however, are government-owned, -controlled, or
-subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2002, we employed approximately 87,400 permanent full-time and 48,200 permanent part-time employees, of which approximately 20% are employed in the Memphis area. Employees of our international branches and subsidiaries in the aggregate represent approximately 16% of all employees. We believe our relationship with our employees is excellent.

We and our pilots, who are currently represented by the Air Line Pilots Association, International (“ALPA”), have been operating under a five-year collective bargaining agreement since May 31, 1999. The agreement provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues and limits on types of trips scheduled during certain times of the day.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees.

Regulation

Air.    Under the Federal Aviation Act of 1958, as amended, both the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”) exercise regulatory authority over us.

The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect our ability to operate our aircraft in the most efficient manner. We hold an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as we maintain our standards of safety and meet the operational requirements of the regulations.

The DOT’s authority relates primarily to economic and security aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. We hold various certificates issued by the DOT, authorizing us to engage in U.S. and international air transportation of property and mail on a worldwide basis. Our international authority permits us to carry cargo and mail from several points in our U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair our ability to operate our air network in the most efficient manner.

On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act, which, among other things, transferred responsibility for aviation security from the FAA to the new Transportation Security Administration (“TSA”) within the DOT, and ultimately, the new Department of Homeland Security. The TSA is authorized to adopt security-related regulations, including new requirements for cargo security, which could impact our air operations or otherwise increase our costs.

We participate in the Civil Reserve Air Fleet (“CRAF”) program. Under this program, the U.S. Department of Defense may requisition for military use certain of our wide-bodied aircraft in the event of a declared need, including a national emergency. We are compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through our participation in the CRAF program, we are entitled to bid on peacetime military cargo charter business. We, together with a consortium of other carriers, currently contract with the United States Government for charter flights.

Ground.    The ground transportation performed by us is integral to our air transportation services. The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. We are registered in those states that require registration.

Like other interstate motor carriers, we are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

Communication.    Because of the extensive use of radio and other communication facilities in our aircraft and ground transportation operations, we are subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications.

Environmental.    Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. Our present aircraft fleet is in compliance with current noise standards of the federal aviation regulations. Our aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on our aircraft operations in some of the localities where they apply but do not have a material effect on any of our significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled us to plan for noise reduction and better respond to local noise constraints. Our international operations are also subject to noise regulations in certain of the countries in which we operate.

We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from properties and equipment owned or operated by us. We have environmental management programs to ensure compliance with these regulations.

Item 2.     Properties

Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

Our revenue-generating aircraft fleet at May 31, 2002 consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	5	34	39		155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	2	17	19		128,900
Boeing MD10-10(2)	11	0	11		117,800
Boeing DC10-10	44	4	48	(3)	117,800
Airbus A300-600	1	36	37		91,000
Airbus A310-200/300	34	16	50	(4)	69,800
Boeing B727-200	82	13	95		43,100
Boeing B727-100	37	5	42	(5)	31,100
Fokker F27-500	24	0	24		12,500
Fokker F27-600	8	0	8		11,500
Shorts 3-60	0	11	11	(6)	8,300
Cessna 208B	248	0	248		3,400
Cessna 208A	10	0	10		3,000

Total	509	138	647

*	Table excludes aircraft that are not currently in operation and are pending disposal.
(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.
(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.
(3)	Includes ten aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(4)	Includes four aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(5)	We expect to retire eight to eleven of these aircraft during 2003.
(6)	We expect to return all of these aircraft to the lessor during 2003.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•
The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet our cargo requirements. The DC10s come in two versions, the DC10-10 and the DC10-30, which has a longer range and higher weight capacity than the DC10-10.

•
The MD10s are three-engine, wide-bodied aircraft based on the DC10 that have received an Advanced Common Flightdeck (ACF) conversion. The ACF modification includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B727s.

•	The B727s are three-engine aircraft configured for cargo service.

•	The Shorts 3-60 are turbo-prop aircraft leased by us and then subleased to independent operators, who are contractually obligated to service selected FedEx Express routes in Europe.

•	The Fokker F27 and Cessna 208 turbo-prop aircraft are owned by us and leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.

In addition, we “wet lease” 42 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2002, we operated worldwide approximately 50,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

We are committed to purchase eight DC10s, three MD11s, seven A300s and three A310s to be delivered through 2006. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions. Because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender, we believe it is unlikely that any Ayres ALM 200 aircraft will be built. Accordingly, the purchase commitment related to these aircraft is not included above.

In addition, we have agreed to purchase from AVSA, S.A.R.L. ten Airbus A380-800F aircraft, a new high-capacity, long-range aircraft. We will take delivery of three of the ten aircraft in each of 2008, 2009 and 2010 and the remaining one in 2011. The total commitment under the agreement approximates $2 billion. Most of the purchase price of each aircraft is due upon delivery of the aircraft. We also hold options for ten additional Airbus A380 aircraft.

See also Note 11 of the accompanying audited financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2002, we operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016

Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	66	320,000	53,000	City of Oakland	2011

Metropolitan
Los Angeles, California	25	305,000	57,000	City of Los Angeles	2009

Chicago, Illinois	55	419,000	52,000	City of Chicago	2018

International
Anchorage, Alaska(2)	42	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metropolitan Authority	2007
Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029

(1)	Documents and packages.
(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.
(3)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.
(4)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

Our facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. We lease these facilities from the Memphis-Shelby County Airport Authority (the “Authority”) under several leases. The leases cover land, the administrative and sorting buildings, other facilities, ramps and certain related equipment. We have the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate us to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and our rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

In addition to the facilities noted above, we have major international sorting and freight-handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and Dubai, United Arab Emirates, and are constructing a new facility to be located at Miami International Airport.

Administrative and Other Properties and Facilities

Our world headquarters is located in eastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, was designed to consolidate many administrative and training functions that had previously been spread throughout the Memphis metropolitan area. The office campus brings together approximately 3,000 employees. We also have facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by us. We also lease approximately 60 facilities in the Memphis area for administrative offices and warehouses.

We lease new state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas and Colorado Springs, Colorado. These facilities house our personnel and FedEx Services personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

We own or lease 685 facilities for city station operations in the United States. In addition, 182 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2002, we owned or leased space for 318 FedEx World Service Centers in the United States and had approximately 40,000 FedEx Drop Boxes, including 7,450 FedEx Drop Boxes outside U.S. Post Offices. We also operate stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 68 were in service at May 31, 2002. As of May 31, 2002, we also had approximately 12,200 ShipSites and ShipCenters, which are drop-off locations situated within certain retailers, such as OfficeMax or Kinkos. Internationally, we have approximately 2,000 drop-off locations, including 53 FedEx World Service Centers.

Item 3.     Legal Proceedings

FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

FedEx Express is a wholly owned subsidiary of FedEx, and there is no market for FedEx Express’s Common Stock.

Item 6.     Selected Financial Data

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies and practices and the transactions that underlie our financial results. For additional information, including a discussion of liquidity, capital resources and critical accounting policies, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2002 of our parent company, FedEx.

Effective at the beginning of 2001, FedEx formed FedEx Services in connection with the implementation of a business strategy that combined the sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground to form a shared services company that supports their package businesses. FedEx Services provides our customers with a single point of contact for all express services. Prior to the formation of FedEx Services, we had our own self-contained sales, marketing and information technology functions. The costs for these activities are now allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item “Intercompany charges, net” on the financial summary below represents an allocation primarily of salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services.

The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily volume; the mix of services purchased by our customers; the prices we obtain for our services, as measured by average price per shipment (yield); our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Except as otherwise indicated, references to years mean our fiscal year ended May 31, 2002 or ended May 31 of the year referenced and comparisons are to the prior year.

Seasonality of Business

Our express package and freight businesses are seasonal in nature. Historically, the U.S. package business experiences an increase in volumes in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically exhibited lower volumes relative to other periods. The transportation industry is affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect tonnage, revenues and earnings. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 143, “Accounting for Asset Retirement Obligations” in June 2001 and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. These statements will be effective for FedEx Express beginning in 2003. We do not expect the application of these new accounting standards to have a material effect on our financial position or results of operations.

See Note 2 to the accompanying audited financial statements for further discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2002	2001	Percent Change
Revenues:
Package:
U.S. overnight box(1)	$5,338	$5,830	-8
U.S. overnight envelope(2)	1,755	1,871	-6
U.S. deferred	2,383	2,492	-4

Total domestic package revenue	9,476	10,193	-7
International Priority (IP)	3,834	3,940	-3

Total package revenue	13,310	14,133	-6
Freight:
U.S.	1,273	651	+96
International	384	424	-9

Total freight revenue	1,657	1,075	+54
Other	360	326	+10

Total revenues	15,327	15,534	-1

Operating expenses:
Salaries and employee benefits	6,467	6,301	+3
Purchased transportation	562	584	-4
Rentals and landing fees	1,524	1,419	+7
Depreciation and amortization	806	797	+1
Fuel	1,009	1,063	-5
Maintenance and repairs	980	968	+1
Airline stabilization compensation	(119)	—	n/a
Intercompany charges, net	1,332	1,317	+1
Other(3)	1,955	2,238	-13

Total operating expenses	14,516	14,687	-1

Operating income	$811	$847	-4

Package statistics:
Average daily packages:
U.S. overnight box	1,170	1,264	-7
U.S. overnight envelope	699	757	-8
U.S. deferred	868	899	-3

Total domestic packages	2,737	2,920	-6
IP	340	346	-2

Total packages	3,077	3,266	-6

Revenue per package (yield):
U.S. overnight box	$17.90	$18.09	-1
U.S. overnight envelope	9.84	9.69	+2
U.S. deferred	10.77	10.87	-1
Domestic composite	13.58	13.69	-1
IP	44.16	44.70	-1
Composite	16.96	16.97	—

	2002	2001	Percent Change
Freight statistics:
Average daily pounds:
U.S.	7,736	4,337	+78
International	2,082	2,208	-6

Total freight	9,818	6,545	+50

Revenue per pound (yield):
U.S.	$.65	$.59	+10
International	.72	.75	-4
Composite	.66	.64	+ 3

(1)	The U.S. overnight box category includes packages exceeding 8 ounces in weight.
(2)	The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.
(3)	2001 includes a $93 million charge for impairment of the MD10 aircraft program and a $9 million charge for the Ayres program write-off.

Revenues

Volumes continue to be below levels experienced prior to the economic slowdown, which began in 2001. Volumes were also significantly impacted by the terrorist attacks on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. Both domestic and international shipments were impacted by this event.

During 2002, total package revenue decreased 6%, principally due to decreases in volumes. In the United States, package revenue declined 7% (on 6% lower average daily domestic express package volume, principally in U.S. overnight box and envelope volumes). While FedEx International Priority® (“IP”) volume decreased slightly in 2002, principally due to a decline in U.S. outbound shipments, IP volumes were positively impacted by the European and Asian economies, although volumes in these markets did not grow as much as in 2001. For 2002, FedEx Express experienced IP average daily volume growth rates of 15% and 5% in the European and Asian markets, respectively. Package yields are slightly lower in virtually all service categories due to a decrease in average weight per package and a decline in fuel surcharge revenue. In the second quarter of 2002, we implemented a new index for determining our fuel surcharge. Using this new index, the fuel surcharge ranged between 0% and 3% from November 2001 through May 2002. The fuel surcharge during all of 2001 was 4%.

Total freight revenue for 2002 increased significantly due to improved domestic freight volume and yield, reflecting the impact of the United States Postal Service (“USPS”) transportation agreement, which began in August 2001. On January 10, 2001, we entered into two service contracts with the USPS: one for domestic air transportation and the other for placement of FedEx Drop Boxes at U.S. Post Offices. On December 13, 2001, we signed an addendum to our transportation agreement with the USPS, effective for a 10-month period beginning January 1, 2002, which allows us to carry incremental pounds of mail at higher committed volumes than required under the original agreement.

Operating Income

In 2002, operating income decreased 4%. Excluding $102 million of asset impairment charges taken in 2001 (see Note 13 to the accompanying audited financial statements), operating income was down 15% in 2002. Revenue declines in 2002 on a largely fixed cost structure more than offset continued cost management actions. During 2002, contractual reimbursements received from the USPS substantially offset network expansion costs incurred (principally in increased salaries). USPS reimbursements during 2002 are reflected as a credit to other operating expenses. This reimbursement, however, had no effect on operating income, as it represented the recovery of incremental costs incurred. In 2002, we recognized $27 million of operating income from the resolution of certain state tax matters, which is also reflected as a reduction of other operating expenses.

Operating income for 2002 also reflects the adoption of new rules from the FASB for the treatment of goodwill and other intangible assets (as discussed in Note 2 to the accompanying audited financial statements). Adoption of these new rules resulted in the cessation of $12 million in goodwill amortization that would have been recorded in operating expenses during 2002 (this amortization amount is comparable to 2001).

Rentals and landing fees were higher in 2002 primarily due to an increase in aircraft usage as a result of incremental domestic freight volume. While fuel usage was higher in 2002 due to incremental freight pounds transported under the USPS agreement, fuel costs were down, as the average price per gallon of aircraft fuel decreased 12% in 2002.

For 2002, salaries, wages and benefits were higher in spite of reductions in hours and full-time equivalents, which were not sufficient to offset base salary increases and higher pension and medical costs. This is partially because a significant portion of incremental cost increases related to the USPS contract is reflected in salaries and wages. Pension costs were approximately $60 million higher in 2002. Profit sharing and incentive compensation provisions were down significantly for 2002.

Outlook

While we believe economic growth during the first half of 2003 will be slow, particularly in the manufacturing and wholesale sectors, we expect revenue to increase during 2003, in both the domestic and international markets. Revenue growth is expected to exceed expense growth due to increases in both domestic and international package volumes and yield.

Operating margin is expected to increase in 2003 despite increasing pension and health care costs, insurance expenses, maintenance costs and costs associated with annual wage increases. Our expectation of improved performance is based upon resumption of package revenue growth and continued cost control efforts, with a particular focus on significant improvements in productivity and transportation network efficiency. We will also benefit in 2003 from a full year of operations under our transportation contract with the USPS.

Although fuel price increases are anticipated during 2003, they are not expected to significantly impact earnings as our fuel surcharge is closely linked to prevailing market prices for jet fuel. Our fuel surcharge has a lag that exists before it is adjusted for changes in jet fuel prices. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount.

Income Taxes

Our effective tax rate was 37.0% in 2002 and 36.5% in 2001. The 37.0% effective tax rate in 2002 was higher than the 2001 effective rate primarily due to the utilization of excess foreign tax credits in 2001. The 2002 rate was favorably impacted by the cessation of goodwill amortization (as discussed above), and by several other factors, none of which were individually significant. The effective rate exceeds the statutory U.S. federal tax rate primarily because of state income taxes. For 2003, we expect the effective tax rate to be approximately 37.5%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

At May 31, 2002, we had a net deferred tax asset of $100 million, consisting of $925 million of deferred tax assets and $825 million of deferred tax liabilities. The reversals of deferred tax assets in future periods will be offset by similar amounts of deferred tax liabilities. Based upon historical levels of taxable income, we believe it is more likely than not that sufficient levels of future taxable income will be generated to realize the remaining deferred tax asset.

Terrorist Attacks of September 11

Fiscal 2002 second quarter operations were significantly affected by the terrorist attacks that occurred on September 11, 2001. All domestic FedEx Express aircraft were mandatorily grounded on September 11 and 12, and flight operations resumed on the evening of September 13, 2001. During the period our aircraft were grounded, both domestic and international shipments were impacted, with domestic average daily express volumes declining almost 50% from prior year levels. We executed contingency plans and transported all domestic shipments during this period through ground-based trucking operations. We resumed air operations within hours of receiving clearance from the Federal Aviation Administration.

In the aftermath of the terrorist attacks of September 11, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the “Act”), an emergency economic assistance package to mitigate the dramatic financial losses experienced by the nation’s air carriers. The Act provides for $5 billion to be used for financial assistance to airlines to offset losses caused by service disruptions and declines in business activity related to these attacks for the period September 11, 2001 through December 31, 2001.

The Emerging Issues Task Force (“EITF”) issued EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Act should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $119 million of compensation under the Act in 2002. We have classified all amounts recognized under this program (of which $101 million was received as of May 31, 2002) as a reduction of operating expenses under the caption “Airline stabilization compensation.” While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million receivable, compensation previously recognized is subject to audit and interpretation by the Department of Transportation (“DOT”). We have received requests from the DOT for additional information in support of our claims under the Act and have responded fully to these requests. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

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

FORWARD-LOOKING STATEMENTS

This Report (including the information incorporated by reference in this Report) contains forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•
the impact of the events of September 11, 2001, or any subsequent terrorist activities, on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

•
economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy’s recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

•
our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

•	market acceptance of our new service and growth initiatives;

•	sudden changes in fuel prices;

•	the timing and amount of any money we are entitled to receive under the Air Transportation Safety and System Stabilization Act;

•	competition from other providers of transportation and logistics services;

•	our ability to compete with new or improved services offered by our competitors;

•	changes in customer demand patterns;

•	our ability to obtain and maintain aviation rights in important international markets;

•	changes in government regulation, weather and technology;

•	availability of financing on terms acceptable to us; and

•	other risks and uncertainties you can find in the press releases and SEC filings of FedEx and FedEx Express.

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report or the date of the document incorporated by reference in this Report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. We have outstanding long-term debt (exclusive of capital leases) of $700 million and $900 million at May 31, 2002 and 2001, respectively. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $33 million as of May 31, 2002 and $32 million as of May 31, 2001. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by foreign currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during 2002 did not have a material effect on our results of operations. At May 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $30 million for the year ending May 31, 2003 (the comparable amount in the prior year was approximately $70 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In practice, our experience is that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting reported operating results, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We have market risk for changes in the price of jet fuel; however, this risk is largely mitigated by revenue from our fuel surcharge. In 2002, we implemented a new index for calculating our fuel surcharge, which more closely links the fuel surcharge to prevailing market prices for jet fuel. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings. However, our fuel surcharge has a lag that exists before it is adjusted for changes in jet fuel prices. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount.

For 2001, market risk for jet fuel was estimated as the potential decrease in earnings resulting from a hypothetical 10% increase in jet fuel prices applied to projected 2002 usage and amounted to approximately $100 million, net of hedging settlements and prior to fuel surcharge revenues. As of May 31, 2001, all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting jet fuel hedging contracts. See Notes 1 and 2 to the accompanying audited financial statements for accounting policy and additional information regarding jet fuel hedging contracts.

We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.     Financial Statements and Supplementary Data

The following financial statements are filed with this Report:

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

FedEx Express engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective April 12, 2002. For additional information, see FedEx Express’s Current Report on Form 8-K dated March 11, 2002 (as amended by the Form 8-K/A filed on April 12, 2002).

PART III

Item 10.     Directors and Executive Officers of the Registrant

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11.     Executive Compensation

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13.     Certain Relationships and Related Transactions

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein and are included on pages F-1 to F-25 herein.

2.  Financial Statement Schedules

The following financial statement schedule is filed with this Report:

Page Number
Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1

Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2

Schedule II — Valuation and Qualifying Accounts	S-2

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained herein.

3.  Exhibits

Exhibits 3.1, 3.2, 10.1 through 10.74, 12, 23.1, 23.2 and 24 are being filed in connection with this Report or incorporated herein by reference.

The Exhibit Index on pages E-1 through E-9 is incorporated herein by reference.

(b)  Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 2002: (i) Current Report on Form 8-K dated March 11, 2002 (as amended by the Form 8-K/A filed on April 12, 2002) (announcing change in auditors); and (ii) Current Report on Form 8-K dated May 31, 2002 (announcing declaration of cash dividend and authorization of repurchase of up to 5 million shares of common stock).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

By:	/s/ DAVID J. BRONCZEK
David J. Bronczek President and Chief Executive Officer

Dated: July 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 22, 2002

/s/ TRACY G. SCHMIDT Tracy G. Schmidt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 22, 2002

/s/ MICHAEL W. HILLARD Michael W. Hillard	Vice President and Controller (Principal Accounting Officer)	July 22, 2002

/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 22, 2002

/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 22, 2002

/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President—International and Director	July 22, 2002

/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 22, 2002

/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 22, 2002

/s/ KENNETH R. MASTERSON* Kenneth R. Masterson	Director	July 22, 2002

	Signature	Capacity	Date

	/s/ DAVID F. REBHOLZ* David F. Rebholz	Executive Vice President—Operations and Systems Support and Director	July 22, 2002

	/s/ THEODORE L. WEISE* Theodore L. Weise	Director	July 22, 2002

*By:	/s/ MICHAEL W. HILLARD		July 22, 2002
Michael W. Hillard Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the accompanying consolidated balance sheet of Federal Express Corporation as of May 31, 2002, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Federal Express Corporation as of May 31, 2001, and for the two years in the period then ended, were audited by other auditors and whose report dated June 27, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation as of May 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/    ERNST & YOUNG LLP

Memphis, Tennessee
June 24, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Federal Express Corporation:

We have audited the accompanying consolidated balance sheets of Federal Express Corporation (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of income, changes in owner’s equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Federal Express Corporation’s filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS	May 31,
	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$118	$99
Receivables, less allowances of $107 and $102	1,978	1,854
Spare parts, supplies and fuel, less allowances of $91 and $78	226	240
Deferred income taxes	384	362
Prepaid expenses and other	54	45
Due from parent company and other FedEx subsidiaries	5	194

Total current assets	2,765	2,794

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	5,843	5,313
Package handling and ground support equipment and vehicles	3,551	3,478
Computer and electronic equipment	660	610
Other	2,520	2,445

	12,574	11,846
Less accumulated depreciation and amortization	6,790	6,290

Net property and equipment	5,784	5,556

OTHER ASSETS
Goodwill	340	326
Due from parent company	769	674
Other assets	291	273

Total other assets	1,400	1,273

	$9,949	$9,623

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY	May 31,
	2002	2001
CURRENT LIABILITIES
Current portion of long-term debt	$6	$202
Accrued salaries and employee benefits	537	532
Accounts payable	904	1,009
Accrued expenses	807	755
Due to parent company and other FedEx subsidiaries	97	80

Total current liabilities	2,351	2,578

LONG-TERM DEBT, LESS CURRENT PORTION	851	852

DEFERRED INCOME TAXES	284	218

OTHER LIABILITIES	1,790	1,727

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,422	4,004
Accumulated other comprehensive income	(47)	(54)

Total owner’s equity	4,673	4,248

	$9,949	$9,623

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2002	2001	2000
REVENUES	$15,327	$15,534	$15,068

OPERATING EXPENSES
Salaries and employee benefits	6,467	6,301	6,635
Purchased transportation	562	584	569
Rentals and landing fees	1,524	1,419	1,429
Depreciation and amortization	806	797	998
Fuel	1,009	1,063	888
Maintenance and repairs	980	968	1,026
Airline stabilization compensation	(119)	—	—
Intercompany charges, net	1,332	1,317	83
Other	1,955	2,238	2,540

	14,516	14,687	14,168

OPERATING INCOME	811	847	900

OTHER INCOME (EXPENSE)
Interest, net	(56)	(59)	(76)
Other, net	(52)	(2)	19

	(108)	(61)	(57)

INCOME BEFORE INCOME TAXES	703	786	843

PROVISION FOR INCOME TAXES	260	287	333

NET INCOME	$443	$499	$510

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
OWNER’S EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Owner’s Equity
BALANCE AT MAY 31, 1999	$—	$895	$2,995	$(26)	$3,864

Net income	—	—	510	—	510
Foreign currency translation adjustment, net of deferred tax benefit of $2	—	—	—	(8)	(8)

Total comprehensive income					502

BALANCE AT MAY 31, 2000	—	895	3,505	(34)	4,366

Net income	—	—	499	—	499
Foreign currency translation adjustment, net of deferred tax benefit of $7	—	—	—	(20)	(20)

Total comprehensive income					479
Assets transferred to form FedEx Services	—	(597)	—	—	(597)

BALANCE AT MAY 31, 2001	—	298	4,004	(54)	4,248
Net income	—	—	443	—	443
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	7	7

Total comprehensive income					450
Net liabilities transferred from affiliate	—	—	(25)	—	(25)

BALANCE AT MAY 31, 2002	$—	$298	$4,422	$(47)	$4,673

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2002	2001	2000
OPERATING ACTIVITIES

Net income	$443	$499	$510
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	806	797	998
Provision for uncollectible accounts	81	91	58
Aircraft-related (recoveries) impairment charges	(9)	102	—
Deferred income taxes and other noncash items	(19)	(54)	(73)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(177)	133	(363)
Decrease (increase) in other current assets	192	(102)	71
Increase in accounts payable and other operating liabilities	41	150	65
Other, net	5	(28)	6

Cash provided by operating activities	1,363	1,588	1,272

INVESTING ACTIVITIES

Capital expenditures	(1,059)	(1,233)	(1,331)
Proceeds from:
Sale-leaseback transactions	—	237	—
Reimbursements of A300 and MD11 deposits	—	—	24
Dispositions	9	11	155
Business acquisitions, net of cash acquired	(14)	—	—
Other, net	13	(5)	1

Cash used in investing activities	(1,051)	(990)	(1,151)

FINANCING ACTIVITIES

Principal payments on debt	(202)	—	(115)
Net payments to parent company	(95)	(587)	(6)
Other, net	4	—	—

Cash used in financing activities	(293)	(587)	(121)

CASH AND CASH EQUIVALENTS

Increase in cash and cash equivalents	19	11	—
Balance at beginning of year	99	88	88

Balance at end of year	$118	$99	$88

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS.    Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company and a wholly-owned subsidiary of FedEx Corporation (“FedEx”).

FISCAL YEARS.    Except as otherwise indicated, references to years mean our fiscal year ended May 31, 2002 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION.    The consolidated financial statements include the accounts of FedEx Express and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CREDIT RISK.    We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Historically, credit losses have been within management’s expectations.

REVENUE RECOGNITION.    Revenue is recognized upon delivery of shipments. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Delivery costs are accrued as incurred.

ADVERTISING.    Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $62 million, $67 million and $214 million in 2002, 2001 and 2000, respectively. Advertising expense subsequent to 2000 was impacted by the transfer of marketing functions to FedEx Corporate Services, Inc. (“FedEx Services”) on June 1, 2000 as discussed in Note 15.

CASH EQUIVALENTS.    Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $3 million, $5 million and $6 million in 2002, 2001 and 2000, respectively.

SPARE PARTS, SUPPLIES AND FUEL.    Spare parts are stated principally at weighted-average cost. Supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

PROPERTY AND EQUIPMENT.    Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related costs, which are capitalized and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal use software. The cost and accumulated depreciation of property and equipment disposed of are removed

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the related accounts, and any gain or loss is reflected in the results of operations. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset’s service life or related lease term as follows:

Range
Aircraft and related equipment	5 to 20 years
Package handling and ground support equipment and vehicles	3 to 30 years
Computer and electronic equipment	3 to 10 years
Other	2 to 30 years

Aircraft airframes and engines are assigned residual values ranging up to 20% of asset cost. All other property and equipment have no material residual values. Vehicles are depreciated on a straight-line basis over five to ten years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and ground equipment. This evaluation may result in changes in the estimated lives and residual values. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $796 million, $779 million and $981 million in 2002, 2001 and 2000, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

For income tax purposes, depreciation is generally computed using accelerated methods.

CAPITALIZED INTEREST.    Interest on funds used to finance the acquisition and modification of aircraft, construction of certain facilities, and development of certain software up to the date the asset is placed in service is capitalized and included in the cost of the asset. Capitalized interest was $23 million in both 2002 and 2001 and $30 million in 2000.

IMPAIRMENT OF LONG-LIVED ASSETS.    Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. See Note 13 for information concerning impairment charges.

GOODWILL.    Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets” in June 2001, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 15 to 40 years, and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in June 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Accumulated amortization was $174 million in both 2002 and 2001.

INCOME TAXES.    Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. We use the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material.

SELF-INSURANCE ACCRUALS.    We are primarily self-insured for workers’ compensation, employee health care and vehicle liabilities. Accruals are primarily based on the actuarially estimated undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation, employee health claims and vehicle liabilities are included in accrued expenses. The noncurrent portion of these accruals is included in other liabilities.

DEFERRED LEASE OBLIGATIONS.    While certain aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent expense over rent payments is included in other liabilities.

DEFERRED GAINS.    Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions and are included in other liabilities.

STOCK COMPENSATION.    We participate in the stock-based compensation plans of our parent, FedEx. Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations are applied by FedEx to measure expense for stock-based compensation plans.

DERIVATIVE INSTRUMENTS.    Through the period ended May 31, 2001, jet fuel forward contracts were entered into and accounted for on our behalf by FedEx as hedges under SFAS 80, “Accounting for Futures Contracts.” At June 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

FOREIGN CURRENCY TRANSLATION.    Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

RECLASSIFICATIONS.    Certain reclassifications and additional disclosures have been made to prior year financial statements to conform to the current year presentation.

USE OF ESTIMATES.    The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), obsolescence of spare parts, income tax liabilities, self-insurance accruals, airline stabilization compensation, employee retirement plan obligations and contingent liabilities.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2:    RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS.    Effective June 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. All jet fuel hedging contracts are entered into on our behalf by FedEx. Prior to our adoption of SFAS 133, jet fuel hedging contracts were accounted for under SFAS 80, “Accounting for Futures Contracts.” Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in fuel expense upon settlement of the contract. In the past, FedEx had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million net of tax) was recognized by FedEx as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified by FedEx to be included as a component of its accumulated other comprehensive income. This entire charge was transferred to us and recognized in our fuel expense in 2002 as the related fuel was purchased. FedEx did not enter into any new jet fuel hedging contracts on our behalf during 2002 and had no derivative instruments outstanding at May 31, 2002.

AIRLINE STABILIZATION COMPENSATION.    The Emerging Issues Task Force (“EITF”) issued EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001” in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the “Act”) should be recognized when the related losses are incurred and compensation under the Act is probable. We recognized $119 million of compensation under the Act in 2002. We have classified all amounts recognized under this program (of which $101 million was received as of May 31, 2002) as a reduction of operating expenses under the caption “Airline stabilization compensation.” While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million receivable, compensation recognized is subject to audit and interpretation by the Department of Transportation (“DOT”). We have received requests from the DOT for additional information in support of our claim under the Act and have responded fully to those requests. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

BUSINESS COMBINATIONS.    In June 2001, the Financial Accounting Standards Board (“FASB”) completed SFAS 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

GOODWILL.    Effective June 1, 2001, we early adopted SFAS 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 (2002 goodwill amortization otherwise would have been $12 million) and material amounts of recorded goodwill attributable to us were tested for impairment by comparing our fair value to our carrying value (including attributable goodwill). Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. Absent any impairment indicators, we perform our annual impairment tests during our fourth quarter, in

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with our annual budgeting process.

Based on our initial impairment tests, no impairment charges were recognized in 2002. Under SFAS 142, impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

ASSET RETIREMENT OBLIGATIONS.    In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS.    In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

NOTE 3:    GOODWILL AND INTANGIBLES

The carrying amount of goodwill, including amounts attributable from other FedEx subsidiaries, and changes therein follows (in millions):

Balance at May 31, 2001	$357
Goodwill acquired during the year	35
Impairment adjustment	—
Other	1

Balance at May 31, 2002	$393

On March 1, 2002, a subsidiary of FedEx acquired for cash certain assets of Fritz Companies, Inc. that provide essential customs clearance services exclusively for us in three U.S. locations, at a cost of $36.5 million ($14 million of which was paid by us). The excess cost over the estimated fair value of the net assets acquired (approximately $35 million) has been recorded as goodwill, which is entirely attributed to us. Goodwill for tax purposes associated with this transaction will be deductible over 15 years.

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The components of our amortizing intangible assets follow (in millions):

	May 31, 2002		May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(32)	$73	$(27)

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets other than goodwill was $5 million for 2002 and 2001. Amortization expense is expected to be $5 million for each of the five succeeding fiscal years.

Actual results of operations for 2002, 2001 and 2000 and pro forma results of operations had we applied the nonamortization provisions of SFAS 142 in those periods follow (in millions):

	Years ended May 31,
	2002	2001	2000
Reported net income	$443	$499	$510
Add: Goodwill amortization, net of tax	—	8	7

Adjusted net income	$443	$507	$517

NOTE 4:    SELECTED LIABILITIES

The components of selected liability captions follow (in millions):

	May 31,
	2002	2001
Accrued Salaries and Employee Benefits:
Salaries	$73	$136
Employee benefits	157	101
Compensated absences	307	295

	$537	$532

Accrued Expenses:
Self-insurance accruals	$350	$329
Taxes other than income taxes	215	210
Other	242	216

	$807	$755

Other Liabilities:
Deferred lease obligations	$409	$389
Deferred gains, principally related to aircraft transactions	482	512
Self-insurance accruals	330	313
Other	569	513

	$1,790	$1,727

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

	May 31,
	2002	2001
	(In millions)
Senior debt, interest rates of 9.65% to 9.88%, due through 2013	$299	$ 474
Bonds, interest rate of 7.60%, due in 2098	239	239
Medium term notes, interest rates of 9.95% to 10.57%, due through 2007	44	59

	582	772
Capital lease obligations	204	199
Other debt, interest rates of 6.80% to 9.98%, due through 2017	71	83

	857	1,054
Less current portion	6	202

	$851	$ 852

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various facilities and equipment. In certain cases, the bond issue proceeds were loaned to us and are included in long-term debt and in other cases, the related lease agreements are accounted for as capital leases. Approximately $249 million in principal of these bonds (with total future principal and interest payments of approximately $438 million as of May 31, 2002) are guaranteed by us. These guarantees can only be invoked in the event we default on the lease obligations and certain other remedies are not available.

Scheduled annual principal maturities of long-term debt for the five years subsequent to May 31, 2002 are as follows (in millions):

Amount
2003	$ 6
2004	25
2005	5
2006	7
2007	26

Long-term debt, exclusive of capital leases, had carrying values of $653 million and $855 million at May 31, 2002 and 2001, respectively, compared with fair values of approximately $743 million and $909 million at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 6:    LEASE COMMITMENTS

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2038. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days’ notice.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of property and equipment recorded under capital leases were as follows:

	May 31,
	2002	2001
	(In millions)
Package handling and ground support equipment and vehicles	$189	$197
Other, principally facilities	135	136

	324	333
Less accumulated amortization	237	236

	$87	$97

Rent expense under operating leases for the years ended May 31 was as follows:

	2002	2001	2000
	(In millions)
Minimum rentals	$1,243	$1,189	$1,203
Contingent rentals	132	92	99

	$1,375	$1,281	$1,302

Contingent rentals are based on hours flown under supplemental aircraft leases.

A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2002 is as follows:

	Capital Leases	Operating Leases
	(In millions)
2003	$12	$1,317
2004	12	1,104
2005	12	1,046
2006	12	966
2007	12	940
Thereafter	251	8,359

	311	$13,732

Less amount representing interest	(107)

Present value of net minimum lease payments	$204

We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, us.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:    INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows:

	2002	2001	2000
	(In millions)
Current provision:
Domestic:
Federal	$190	$266	$282
State and local	22	38	39
Foreign	38	35	40

	250	339	361

Deferred provision (credit):
Domestic:
Federal	10	(48)	(25)
State and local	2	(3)	(2)
Foreign	(2)	(1)	(1)

	10	(52)	(28)

	$260	$287	$333

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 is as follows:

	2002	2001	2000
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal benefit	2.2	2.8	2.9
Foreign operations	0.2	(2.4)	0.3
Other, net	(0.4)	1.1	1.3

Effective tax rate	37.0%	36.5%	39.5%

The significant components of deferred tax assets and liabilities as of May 31 were as follows:

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(In millions)
Property, equipment and leases	$266	$668	$269	$602
Employee benefits	241	52	203	63
Self-insurance accruals	236	—	226	—
Other	182	105	211	100

	$925	$825	$909	$765

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with an Internal Revenue Service (“IRS”) audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through May 31, 2002, was approximately $187 million. In addition, we have continued to expense these types of maintenance costs subsequent to 1998. We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and with IRS ruling 2001-4. We intend to vigorously contest the adjustments.

NOTE 8:    EMPLOYEE BENEFIT PLANS

PENSION PLANS.    We participate in, and a majority of our employees are covered by, the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits based on average earnings and years of service. Our employees make up in excess of 85% of the participants in this plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2002. Prior to 2001, we were the sponsor of a similar predecessor plan. Information regarding the funded status of the FedEx plan follows (in millions):

	May 31,
	2002	2001
Projected benefit obligation	$5,886	$4,816
Accumulated benefit obligation	4,791	3,622
Fair value of plan assets	5,381	5,050

We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax benefit. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. Plan assets consist primarily of marketable equity securities and fixed income instruments.

POSTRETIREMENT HEALTH CARE PLANS.    We offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. U.S. employees covered by the plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least ten years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table relates to certain of our U.S. and other employee groups and provides a reconciliation of the changes in our pension and postretirement health care plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2002 and a statement of the funded status as of May 31, 2002 and 2001.

	Pension Plans		Postretirement Health Care Plans
	2002	2001	2002	2001
	(In millions)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$217	$215	$260	$245
Service cost	12	13	24	22
Interest cost	13	13	23	21
Actuarial gain	(16)	(4)	(6)	(11)
Transfer of participants to FedEx Services(1)	—	(8)	—	(11)
Benefits paid	(6)	(7)	(12)	(8)
Amendments, benefit enhancements and other	(7)	(5)	2	2

Projected benefit obligation at end of year	$213	$217	$291	$260

Accumulated benefit obligation	$190	$188

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$81	$88	$—	$—
Actual loss on plan assets	(8)	(5)	—	—
Company contributions	9	8	10	6
Benefits paid	(6)	(7)	(12)	(8)
Other	2	(3)	2	2

Fair value of plan assets at end of year	$78	$81	$—	$—

FUNDED STATUS OF THE PLANS	$(135)	$(135)	$(291)	$(260)
Unrecognized actuarial loss (gain)	7	10	(60)	(56)
Unamortized prior service cost	8	21	1	1
Unrecognized transition amount	2	1	—	—

Accrued benefit cost	$(118)	$(103)	$(350)	$(315)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET AT MAY 31:
Prepaid benefit cost	$7	$5	$—	$—
Accrued benefit liability	(125)	(108)	(350)	(315)
Minimum pension liability	(3)	(12)	—	—
Intangible asset	3	12	—	—

Accrued benefit cost	$(118)	$(103)	$(350)	$(315)

(1)	FedEx Services was formed on June 1, 2001.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is also presented in the preceding table. The ABO also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.

Net periodic benefit cost for the years ended May 31 was as follows:

	Pension Plans			Postretirement Health Care Plans
	2002	2001	2000	2002	2001	2000
	(In millions)
Service cost	$12	$13	$321	$24	$22	$25
Interest cost	13	13	315	23	21	19
Expected return on plan assets	(5)	(6)	(493)	—	—	—
Net amortization and deferral	4	5	12	(2)	(1)	—

	$24	$25	$155	$45	$42	$44

In addition, we incurred a net periodic benefit cost of $98 million and $39 million in 2002 and 2001, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan. The increase in our 2002 expense is a result of a lower discount rate and a reduction in the value of plan assets. An increase of a similar magnitude is also expected for 2003.

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS FOR SPONSORED PLANS

	Pension Plans			Postretirement Health Care Plans
	2002	2001	2000	2002	2001	2000
Discount rate	5.9%	6.1%	8.5%	7.3%	8.2%	8.3%
Rate of increase in future compensation levels	3.2	3.5	5.0	—	—	—
Expected long-term rate of return on assets	6.0	6.5	10.9	—	—	—

The information in the above tables for 2002 and 2001 relates specifically to the plans that are sponsored by us and does not include the assumptions for our participation in the FedEx Corporation Employees’ Pension Plan transferred to our parent.

Future medical benefit costs are estimated to increase at an annual rate of 14.0% during 2003, decreasing to an annual growth rate of 5.3% in 2010 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 8.0% during 2003, decreasing to an annual growth rate of 5.3% in 2009 and thereafter. Our cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2002, or 2002 benefit expense.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEFINED CONTRIBUTION PLANS.    Profit sharing and other defined contribution plans are in place covering a majority of our U.S. employees. These plans provide for discretionary employer contributions, which are determined annually by FedEx’s Board of Directors and matching funds based on employee contributions to a 401(k) plan. Expenses under these plans were $32 million in 2002, $72 million in 2001 and $109 million in 2000. Included in these expense amounts are cash distributions made directly to employees of $38 million and $34 million in 2001 and 2000, respectively. There were no cash distributions made directly to employees in 2002.

NOTE 9:    BUSINESS SEGMENT INFORMATION

We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

Certain segment assets associated with the sales, marketing and information technology departments previously recorded by us were transferred to FedEx Services in conjunction with its formation effective June 1, 2000, as discussed in Note 15. Consequently, 2002 and 2001 long-lived assets segment information presented is not comparable to 2000.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our revenue by service type and geographic information for the years ended or as of May 31:

REVENUE BY SERVICE TYPE

	2002	2001	2000
	(In millions)
Package:
U.S. overnight box(1)	$5,338	$5,830	$5,684
U.S. overnight envelope(2)	1,755	1,871	1,854
U.S. deferred	2,383	2,492	2,428

Total domestic package revenue	9,476	10,193	9,966
International priority	3,834	3,940	3,552

Total package revenue	13,310	14,133	13,518
Freight:
U.S.(3)	1,273	651	566
International	384	424	492

Total freight revenue	1,657	1,075	1,058
Other	360	326	492

	$15,327	$15,534	$15,068

GEOGRAPHIC INFORMATION(4)
Revenues:
U.S.	$10,772	$10,889	$10,712
International	4,555	4,645	4,356

	$15,327	$15,534	$15,068

Long-lived assets:
U.S.	$5,685	$5,599	$5,987
International	1,499	1,230	1,012

	$7,184	$6,829	$6,999

(1)	The U.S. overnight box category includes packages exceeding eight ounces in weight.
(2)	The U.S. overnight envelope category includes envelopes weighing eight ounces or less.
(3)	Includes revenue from our air transportation agreement with the USPS which took effect in August 2001.
(4)
International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 10:    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows:

	2002	2001	2000
	(In millions)
Interest (net of capitalized interest)	$76	$77	$83
Income taxes	167	369	267

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncash investing and financing activities for the years ended May 31 were as follows:

	2002	2001	2000
	(In millions)
Fair value of assets surrendered under exchange agreements (with two airlines)	$—	$—	$19
Fair value of assets acquired under exchange agreements	8	5	28

Fair value of assets surrendered under fair value of assets acquired	$(8)	$(5)	$(9)

Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

NOTE 11:    COMMITMENTS

Our annual purchase commitments under various contracts as of May 31, 2002 were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total
2003	$284	$473	$65	$822
2004	23	295	8	326
2005	—	304	8	312
2006	19	275	8	302
2007	—	184	8	192

(1)	Primarily aircraft modifications, rotables, spare parts and spare engines.
(2)	Primarily facilities, vehicles and other equipment.

We are committed to purchase eight DC10s, three MD11s, seven A300s and three A310s to be delivered through 2006. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions. Total commitments for years 2003 and thereafter exclude approximately $825 million due to the cancellation of certain contractual obligations to acquire 19 MD11 aircraft from an affiliate of SAirGroup, which filed for protection from creditors under Swiss law, and $207 million of contractual obligations related to the purchase of 75 ALM 200s because Ayres Corporation filed for Chapter 11 bankruptcy protection in November 2000 and its assets were subsequently foreclosed on by its senior lender. We believe it is unlikely that any of the ALM 200 aircraft will be delivered to us.

In January 2001, we entered into a memorandum of understanding to acquire ten Airbus A380 aircraft from AVSA, S.A.R.L. At May 31, 2002, the acquisition of these aircraft was subject to the execution of a definitive purchase agreement and no amounts for these aircraft are included in the preceding table.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12:    LEGAL PROCEEDINGS

A class action lawsuit is pending in Federal District Court in San Diego, California against us generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. At the hearing on the plaintiffs’ motion for summary judgment, the court ruled against us. The judgment totaled approximately $68 million, including interest and fees for the plaintiffs’ attorney. We plan to appeal to the 9th Circuit Court of Appeals. No accrual has been recorded as we believe the case is without merit and it is probable we will prevail upon appeal.

Another class action lawsuit is pending in Illinois state court against us generally alleging that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. We are presently attempting to negotiate a settlement. If a settlement is not reached and approved, a trial date will be set for sometime in 2003. Although settlement discussions have occurred, the amount of loss (if any) is not currently estimable.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases.

Also, see Note 7 for discussion of tax-related legal proceedings.

We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

NOTE 13:    OTHER EVENTS

Asset impairment adjustments of $102 million were recorded in the fourth quarter of 2001. Impaired assets were adjusted to fair value based on estimated fair market values. All charges relating to asset impairments were reflected as other operating expenses in the Consolidated Statements of Income. The asset impairment charge consisted of two parts (in millions):

Certain assets related to the MD10 aircraft program	$ 93
Ayres program deposits and other	9

$102

These aircraft procurement programs were in place to ensure adequate aircraft capacity for future volume growth. Due to lowered capacity requirements, it became evident during the fourth quarter of 2001 that we had more aircraft capacity commitments than required. Certain aircraft awaiting modification under the MD10 program, which were not yet in service and were not being depreciated, and the purchase commitments for the Ayres aircraft were evaluated and determined to be impaired.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The MD10 program charge is comprised primarily of the write-down of impaired DC10 airframes, engines and parts to a nominal estimated salvage value. Costs relating to the disposal of the assets were also recorded. The disposal was substantially completed during 2002 and a $9 million credit was recognized in operating income. The Ayres program charge is comprised primarily of the write-off of deposits for aircraft purchases. Capitalized interest and other costs estimated to be unrecoverable in connection with the bankruptcy of Ayres Corporation were also expensed.

In 2000, we recorded nonoperating gains of approximately $11 million from the sale of securities and approximately $12 million from the insurance settlement for a leased MD11 destroyed in October 1999.

NOTE 14:    SUMMARY OF QUARTERLY OPERATING RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
2002
Revenues	$3,738	$3,814	$3,776	$3,999
Operating income	121	309	145	236
Net income	64	178	69	132
2001(1)
Revenues	$3,916	$3,981	$3,785	$3,852
Operating income	258	271	160	158
Net income	145	156	106	92

(1)	Fourth quarter of 2001 includes a $102 million charge for impairment of certain assets related to aircraft programs.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15:    RELATED PARTY TRANSACTIONS

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates. The current intercompany balance at May 31, 2001 due from FedEx is primarily related to a transfer of net pension assets under a newly created merged pension plan at FedEx effective May 31, 2001. The noncurrent intercompany balance amounts at May 31, 2002 and 2001 primarily represent the net activity from participation in FedEx’s consolidated cash management program.

We provide guarantees on FedEx debt instruments aggregating approximately $1 billion at May 31, 2002, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreements, which back its commercial paper program. At May 31, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

The formation of FedEx Services at the beginning of 2001 represented the implementation of a business strategy that combined our sales, marketing and information technology functions with FedEx Ground Package System, Inc. (“FedEx Ground”) to form a shared services company that supports the package businesses for both of us. FedEx Services provides our customers with a single point of contact for all express services. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and information technology functions. The line item “Intercompany charges” on the consolidated statements of income represents an allocation primarily of the costs of the services that FedEx Services provided for us. The costs for these activities are now allocated based on metrics such as relative revenues and estimated services provided. Consequently, certain expense data for 2002 and 2001 is not comparable to 2000. We believe the total amounts allocated reasonably reflect the cost of providing such services. In addition, associated assets of the sales, marketing and IT departments were transferred to FedEx for the formation of FedEx Services and are reflected as a distribution in the Consolidated Statements of Changes in Owner’s Equity and Comprehensive Income. The related depreciation and amortization for those assets is now allocated to these operating segments as “Intercompany charges.”

In connection with the formation of FedEx Services, certain customers doing business with both FedEx Express and FedEx Ground are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by FedEx Express. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $140 million at May 31, 2002 and $4 million at May 31, 2001.

In addition, we also receive allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We are also allocated net interest from participation in FedEx’s consolidated cash management program. We believe the total amounts allocated reasonably reflect the cost of providing such services.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2002, and for the year then ended, and have issued our report thereon dated June 24, 2002 (included elsewhere in this Form 10-K). Our audit also included Schedule II—Valuation and Qualifying Accounts as of May 31, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audit. The financial statement schedule of Federal Express Corporation as of May 31, 2001 and 2000, and for the years then ended was subjected to the auditing procedures applied by other auditors in their audit of the consolidated financial statements for those years and whose report dated June 27, 2001, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of May 31, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Memphis, Tennessee
June 24, 2002

S-1.1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Federal Express Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Federal Express Corporation included in this Form 10-K, and have issued our report thereon dated June 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule on page S-2 is the responsibility of Federal Express Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Federal Express Corporation’s filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

S-1.2

SCHEDULE II

FEDERAL EXPRESS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the years ended May 31, 2002, 2001 and 2000
(In millions)

Description	Balance at Beginning of Year	Additions			Deductions		Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Accounts Receivable Reserves:
Allowance for doubtful accounts
2002	$60	$81	$14	(A)	$97	(C)	$58
2001	$57	$91	$—		$88	(C)	$60
2000	$45	$58	$10	(B)	$56	(C)	$57
Sales returns and other allowances
2002	$42	$—	$263	(D)	$256	(E)	$49
2001	$44	$—	$293	(D)	$295	(E)	$42
2000	$39	$—	$286	(D)	$281	(E)	$44
Inventory Valuation Allowances:
2002	$78	$14	$—		$1		$91
2001	$69	$11	$—		$2		$78
2000	$52	$17	$—		$—		$69

(A)	Transfers related to FedEx Ground factoring arrangement
(B)	Reclassifications
(C)	Uncollectible accounts written off, net of recoveries
(D)	Principally charged against revenue
(E)	Service failures, rebills and other

Note:	Certain reclassifications have been made to prior year amounts and additional items are presented for 2001 and 2000 to conform to current year presentation.

S-2

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Facility Lease Agreements

10.1
Consolidated and Restated Lease Agreement dated as of August 1, 1979 between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.12 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2
First Supplemental Lease Agreement dated as of April 1, 1981 between the Authority and FedEx Express. (Filed as Exhibit 10.13 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3
Second Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.14 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4
Third Supplemental Lease Agreement dated November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 28.22 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5
Fourth Supplemental Lease Agreement dated July 1, 1983 between the Authority and FedEx Express. (Filed as Exhibit 28.23 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6
Fifth Supplemental Lease Agreement dated February 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.24 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7
Sixth Supplemental Lease Agreement dated April 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.25 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8
Seventh Supplemental Lease Agreement dated June 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 28.26 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.9
Eighth Supplemental Lease Agreement dated July 1, 1988 between the Authority and FedEx Express. (Filed as Exhibit 28.27 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10
Ninth Supplemental Lease Agreement dated July 12, 1989 between the Authority and FedEx Express. (Filed as Exhibit 28.28 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11
Tenth Supplemental Lease Agreement dated October 1, 1991 between the Authority and FedEx Express. (Filed as Exhibit 28.29 to FedEx Express’s FY93 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12
Eleventh Supplemental Lease Agreement dated as of July 1, 1994 between the Authority and FedEx Express. (Filed as Exhibit 10.21 to FedEx Express’s FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13
Twelfth Supplemental Lease Agreement dated July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14
Thirteenth Supplemental Lease Agreement dated as of June 1, 1995 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx Express’s FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15
Fourteenth Supplemental Lease Agreement dated as of January 1, 1996 between the Authority and FedEx Express. (Filed as Exhibit 10.24 to FedEx Express’s FY96 Annual Report on Form 10-K, and incorporated herein by reference.)

10.16
Fifteenth Supplemental Lease Agreement dated as of January 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx Express’s FY97 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17
Sixteenth Supplemental Lease Agreement dated as of April 1, 1997 between the Authority and FedEx Express (Filed as Exhibit 10.28 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.18
Seventeenth Supplemental Lease Agreement dated as of May 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19
Eighteenth Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx Express’s FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20
Nineteenth Supplemental Lease Agreement dated as of September 1, 1998 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx Express’s FY99 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.21
Twentieth Supplemental Lease Agreement dated as of April 1, 2000 between the Authority and FedEx Express. (Filed as Exhibit 10.21 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22
Twenty-First Supplemental Lease Agreement dated as of May 15, 2000 between the Authority and FedEx Express. (Filed as Exhibit 10.22 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.23
Twenty-Second Supplemental Lease Agreement dated as of March 15, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.23 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.24
Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.25
Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26
Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27
Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28
Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29
Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements

10.31
Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. for the purchase of MD11 aircraft. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (Filed as Exhibit 10.79 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.32
Amendment No. 1, dated September 19, 1996, to Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.93 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.33
Amendments dated March 19, 1998 and January 1999, amending the Sales Agreement dated April 7, 1995, between American Airlines, Inc. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 and 10.2 to FedEx Express’s FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34
Amendment dated November 27, 2000 to Sales Agreement dated April 7, 1995 between FedEx Express and American Airlines, Inc. (Filed as Exhibit 10.1 to FedEx’s FY01 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35
Modification Services Agreement dated September 16, 1996 between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Express’s FY97 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36
Letter Agreement No. 3 dated July 15, 1997, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information contained in this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express’s FY98 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37
Letter Agreement Nos. 5-7 dated January 12, 1998, March 16, 1998 and February 26, 1998, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibits 10.1 through 10.3 to FedEx Express’s FY98 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.38
Letter Agreement No. 9 dated January 27, 1999, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express’s FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39
Amendment No. 1 dated January 22, 1999, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express’s FY99 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.40
Letter Agreement Nos. 8, 11, 13, 14 and 15 dated January 14, 2000, January 14, 2000, December 1, 1999, November 18, 1999 and October 30, 1999, respectively, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.37 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.41
Letter Agreement dated August 16, 2001, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.42
Amendment No. 2 dated January 21, 2002, amending the Modification Services Agreement dated September 16, 1996, between McDonnell Douglas Corporation and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY02 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.43
Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express’s Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)

10.44
Retail Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Express’s Current Report on Form 8-K dated January 10, 2001, and incorporated herein by reference.)

10.45
Addendum dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.46
Amendment dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Express’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.47
Letter Amendment dated September 26, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.48
Amendment dated August 31, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.49
Amendment dated August 28, 2001 to the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Express’s Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

Financing Agreements

10.50
Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.51
364-Day Credit Agreement dated as of September 28, 2001 among FedEx, The Chase Manhattan Bank, individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Exhibit Number	Description of Exhibit

Employee Benefit/Compensation Plans

10.52
1987 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1987 Stock Incentive Plan, as amended. (Filed as an exhibit to FedEx Express’s Registration Statement No. 33-20138 on Form S-8, and incorporated herein by reference.)

10.53
1989 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1989 Stock Incentive Plan, as amended. (Filed as Exhibit 10.26 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.54
1993 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1993 Stock Incentive Plan, as amended. (The 1993 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY93 Definitive Proxy Statement, Commission File No. 1-7806, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 10.61 to FedEx Express’s FY94 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.55	Amendment to FedEx Express’s 1983, 1984, 1987 and 1989 Stock Incentive Plans. (Filed as Exhibit 10.27 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.56	Amendment to FedEx Express’s 1983, 1984, 1987, 1989 and 1993 Stock Incentive Plans. (Filed as Exhibit 10.63 to FedEx Express’s FY94 Annual Report on Form 10-K, and incorporated herein by reference.)

10.57
1995 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1995 Stock Incentive Plan. (The 1995 Stock Incentive Plan was filed as Exhibit A to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.58
Amendment to FedEx Express’s 1983, 1984, 1987, 1989, 1993 and 1995 Stock Incentive Plans. (Filed as Exhibit 10.79 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59
1997 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Annex E to Joint Proxy Statement/Prospectus contained in Amendment No. 1 to FedEx’s Registration Statement on Form S-4, Registration No. 333-39483, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 99.2 to FedEx Express’s Registration Statement No. 333-03443 on Form S-8, and is incorporated herein by reference.)

10.60	Amendment to 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.61
1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.62
1986 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1986 Restricted Stock Plan. (Filed as Exhibit 10.28 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.63
1995 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1995 Restricted Stock Plan. (The 1995 Restricted Stock Plan was filed as Exhibit B to FedEx Express’s FY95 Definitive Proxy Statement, and is incorporated herein by reference, and the Form of Restricted Stock Agreement was filed as Exhibit 10.80 to FedEx Express’s FY96 Annual Report on Form 10-K, and is incorporated herein by reference.)

10.64
1997 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 1997 Restricted Stock Plan. (Filed as Exhibit 10.82 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.65	Amendment to 1997 Restricted Stock Plan. (Filed as Exhibit 10.65 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.66
2001 Restricted Stock Plan and Form of Restricted Stock Agreement pursuant to 2001 Restricted Stock Plan. (Filed as Exhibit 10.60 to FedEx’s FY01 Annual Report on Form 10-K, and incorporated herein by reference.)

10.67	Amendment to 2001 Restricted Stock Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.68
FedEx Express’s Retirement Parity Pension Plan, as amended and restated effective June 1, 1999. (Filed as Exhibit 10.54 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

10.69	Description of Annual Bonus Plan. (Filed as Exhibit 10.67 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.70	Description of Long-Term Performance Bonus Plan. (Filed as Exhibit 10.68 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.71	FedEx’s Retirement Plan for Outside Directors. (Filed as Exhibit 10.85 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.72	First Amendment to FedEx’s Retirement Plan for Outside Directors. (Filed as Exhibit 10.86 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.73	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.87 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.74
Form of Management Retention Agreement, dated May 2000, entered into between FedEx and each of Frederick W. Smith, Robert B. Carter, T. Michael Glenn, Alan B. Graf, Jr. and Kenneth R. Masterson. (Filed as Exhibit 10.60 to FedEx’s FY2000 Annual Report on Form 10-K, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Ernst & Young LLP, Independent Auditors.

*23.2	Information Regarding Consent of Arthur Andersen LLP.

*24	Powers of Attorney.

*	Filed herewith.