Form 10-Q
period 2002-08-31
FEDERAL EXPRESS CORP
filed 2002-10-11
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED AUGUST 31, 2002,

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of common stock outstanding as of September 30, 2002 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets August 31, 2002 and May 31, 2002	3-4
Condensed Consolidated Statements of Income Three Months Ended August 31, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7-11
Independent Accountants' Review Report	12
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	13-17
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4: Controls and Procedures	18
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	19
Signature	20
Certifications	21-22
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	August 31, 2002	May 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$123	$118
Receivables, less allowances of $101 and $107	2,032	1,978
Spare parts, supplies and fuel, less allowances of $96 and $91	227	226
Deferred income taxes	351	384
Prepaid expenses and other	150	54
Due from parent company and other FedEx subsidiaries	1	5

Total current assets	2,884	2,765
Property and Equipment, at Cost	12,946	12,574
Less accumulated depreciation and amortization	6,947	6,790

Net property and equipment	5,999	5,784
Other Assets:
Goodwill	340	340
Due from parent company	530	769
Other	265	291

Total other assets	1,135	1,400

	$10,018	$9,949

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	August 31, 2002	May 31, 2002
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$127	$6
Accrued salaries and employee benefits	477	537
Accounts payable	841	904
Accrued expenses	796	807
Due to parent company and other FedEx subsidiaries	145	97

Total current liabilities	2,386	2,351
Long-Term Debt, Less Current Portion	826	851
Deferred Income Taxes	246	284
Other Liabilities	1,818	1,790
Commitments and Contingencies
Owner's Equity:
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,489	4,422
Accumulated other comprehensive income	(45)	(47)

Total owner's equity	4,742	4,673

	$10,018	$9,949

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2002	2001
Revenues	$3,934	$3,738
Operating Expenses:
Salaries and employee benefits	1,685	1,588
Purchased transportation	143	143
Rentals and landing fees	380	368
Depreciation and amortization	200	199
Fuel	271	264
Maintenance and repairs	293	246
Intercompany charges	339	335
Other	495	474

	3,806	3,617

Operating Income	128	121
Other Income (Expense):
Interest, net	(12)	(11)
Other, net	(9)	(8)

	(21)	(19)

Income Before Income Taxes	107	102
Provision for Income Taxes	40	38

Net Income	$67	$64

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2002	2001
Net Cash Provided by Operating Activities	$157	$286
Investing Activities:
Capital expenditures	(392)	(334)
Proceeds from dispositions	1	6
Other, net	—	(7)

Net cash used in investing activities	(391)	(335)
Financing Activities:
Principal payments on debt	—	(16)
Net receipts from parent company	239	75

Net cash provided by financing activities	239	59

Net increase in cash and cash equivalents	5	10
Cash and cash equivalents at beginning of period	118	99

Cash and cash equivalents at end of period	$123	$109

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Summary of Significant Accounting Policies

        These interim financial statements of Federal Express Corporation ("FedEx Express") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2002. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2002 and the consolidated results of our operations and cash flows for the three-month periods ended August 31, 2002 and 2001. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

        We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

        The Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. During the second and third quarters of 2002, we recognized $119 million of compensation under the Act. To date $101 million of this compensation has been received. While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million, compensation recognized is subject to audit and interpretation by the Department of Transportation ("DOT"). We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

        Effective June 1, 2002, we early adopted Statement of Financial Accounting Standards No. ("SFAS") 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on our financial position or results of operations.

        Effective June 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement did not have a material effect on our financial position or results of operations.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

(2)    Goodwill and Other Intangible Assets

        The carrying amount of goodwill, including amounts attributable from other subsidiaries of our parent company, FedEx Corporation ("FedEx") which are recorded on the balance sheets of other FedEx subsidiaries, was $393 million at August 31, 2002 and May 31, 2002.

        The components of our amortizing intangible assets follow (in millions):

	August 31, 2002		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(33)	$73	$(32)

        Amortization expense for intangible assets during the first quarter of 2003 was $1 million. Estimated amortization expense is $4 million for the remainder of 2003 and $5 million for each of the five succeeding fiscal years.

(3)    Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2002	2001
Net income	$67	$64
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $2	2	8

Comprehensive income	$69	$72

(4)    Financing Arrangements

        On June 19, 2002, the Memphis-Shelby County Airport Authority (the "Authority") issued $96 million of its Special Facilities Revenue Refunding Bonds, Series 2002 ("Series 2002 Bonds") at par, bearing interest annually at 5.05% and maturing on September 1, 2012. The Series 2002 Bonds were issued to provide funds to refinance bonds issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds, reflected as a capital lease in long-term debt on our August 31, 2002 balance sheet, obligate us to make lease payments equal to principal and interest due on the bonds. We have separately guaranteed repayment of the Series 2002 Bonds. The proceeds from the Series 2002 Bonds, along with $6 million, including accrued interest and a 2% prepayment premium, were placed in escrow and used on September 1, 2002 to refund the previously issued bonds. Accordingly, the proceeds are reflected in prepaid expenses and other and the previous capital lease obligation is included in the current portion of long-term debt on the accompanying August 31, 2002 balance sheet.

(5)    Commitments and Contingencies

        As of August 31, 2002, our purchase commitments for the remainder of 2003 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2003 (remainder)	$62	$324	$75	$461
2004	23	280	10	313
2005	—	288	8	296
2006	19	258	8	285
2007	103	175	8	286
2008	105	77	8	190

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.
(2)
Primarily vehicles, facilities and other equipment.

        We are committed to purchase eight DC10s, three A300s, two A310s and ten A380s to be delivered through 2012. Deposits and progress payments of $12 million have been made toward these purchases and other planned aircraft transactions.

        On July 12, 2002, we entered into an agreement with AVSA, S.A.R.L. for the purchase of ten Airbus A380-800F aircraft, a new high-capacity, long-range airplane. We expect to take delivery of three of the ten aircraft in each of the years 2009, 2010 and 2011 and the remaining one in 2012. The total commitment under the agreement approximates $2 billion. Most of the purchase price of each aircraft is due upon delivery of the aircraft. The agreement also provides for an option to purchase an additional ten aircraft.

        We have guarantees, amounting to $104 million at August 31, 2002, under certain operating leases for the residual values of aircraft and vehicles at the end of the respective operating lease periods. Under these operating leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based on our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it to be probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        A class action lawsuit is pending in Federal District Court in San Diego, California against us generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. At the hearing on the plaintiffs' motion for summary judgment, the court ruled against us. The judgment totaled approximately $68 million, including interest and fees for the plaintiffs' attorney. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. We have appealed the judgment to the U.S. Court of Appeals for the 9th Circuit and expect a ruling in the next 12 to 18 months. No accrual has been recorded as we believe the case is without merit and it is probable we will prevail upon appeal.

        The Illinois state court has granted preliminary approval to a settlement of the Illinois fuel surcharge class action matter. The lawsuit alleges that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. Under the terms of the proposed settlement, we will issue coupons to qualifying class members toward the purchase of future shipping services from us. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. Although the court has granted preliminary approval of the proposed settlement, class members will have an opportunity to object. A hearing to consider any objections and to approve the proposed settlement is expected by the end of December 2002. The ultimate cost to us under the proposed settlement agreement will not be material.

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial in the U.S. District Court in Memphis has been set for February 2003. The court has ordered the parties to hold pre-trial settlement discussions, which are currently scheduled for November 4, 2002. The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through August 31, 2002, was approximately $191 million. In addition, we have continued to expense these types of maintenance costs subsequent to 1998. We believe that our practice of expensing these types of maintenance costs is correct, consistent with industry practice and with certain IRS rulings. We intend to vigorously contest the adjustments.

        We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(6)    Related Party Transactions

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates. The noncurrent intercompany balance amounts at August 31, 2002 and May 31, 2002 primarily represent the net activity from participation in FedEx's consolidated cash management program.

        We provide guarantees on FedEx debt instruments aggregating approximately $1 billion at August 31, 2002, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At August 31, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

        Certain customers doing business with both us and FedEx Ground Package System, Inc. ("FedEx Ground") are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $215 million at August 31, 2002 and $140 million at May 31, 2002.

        In addition, we also receive allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We are also allocated net interest from participation in FedEx's consolidated cash management program. We believe the total amounts allocated reasonably reflect the cost of providing such services.

(7)    Supplemental Cash Flow Information

	Three Months Ended August 31,
	2002	2001
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$20	$19
Income taxes (paid to parent)	39	42
Non-cash investing and financing activities:
Fair value of assets acquired under exchange agreements	1	8

        Non-cash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholder
Federal Express Corporation

        We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Federal Express Corporation as of May 31, 2002, and the related consolidated statements of income, changes in owner's equity and comprehensive income, and cash flows for the year then ended not presented herein and in our report dated June 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee September 27, 2002

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis, which describes the principal factors affecting the results of operations of Federal Express Corporation ("FedEx Express"), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended May 31, 2002, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation ("FedEx"), for the quarter ended August 31, 2002. Also, for information regarding our critical accounting policies, see FedEx's Annual Report on Form 10-K for the year ended May 31, 2002.

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

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

NEW ACCOUNTING PRONOUNCEMENTS

        As of June 1, 2002, we adopted Statement of Financial Accounting Standards No. ("SFAS") 143, "Accounting for Asset Retirement Obligations" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The application of these new accounting standards has not materially affected our financial position or results of operations.

        The FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. This statement will be effective for FedEx Express beginning in the third quarter of 2003. We do not expect the application of this new accounting standard to have a material effect on our financial position or results of operations.

        See Note 1 to the accompanying financial statements for further discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2002	2001	Percent Change
Revenues:
Package:
U.S. overnight box(1)	$1,335	$1,373	-3
U.S. overnight envelope(2)	427	465	-8
U.S. deferred	591	583	+1

Total U.S. domestic package revenue	2,353	2,421	-3
International Priority (IP)	1,030	955	+8

Total package revenue	3,383	3,376	—
Freight:
U.S.	380	173	+120
International	92	97	-5

Total freight revenue	472	270	+75
Other	79	92	-14

Total revenues	3,934	3,738	+5
Operating expenses:
Salaries and employee benefits	1,685	1,588	+6
Purchased transportation	143	143	—
Rentals and landing fees	380	368	+3
Depreciation and amortization	200	199	+1
Fuel	271	264	+3
Maintenance and repairs	293	246	+19
Intercompany charges, net	339	335	+1
Other	495	474	+4

Total operating expenses	3,806	3,617	+5

Operating income	$128	$121	+6

Package statistics:
Average daily packages:
U.S. overnight box	1,153	1,165	-1
U.S. overnight envelope	680	721	-6
U.S. deferred	846	814	+4

Total U.S. domestic packages	2,679	2,700	-1
IP	358	335	+7

Total packages	3,037	3,035	—

Revenue per package (yield):
U.S. overnight box	$18.08	$18.12	—
U.S. overnight envelope	9.81	9.93	-1
U.S. deferred	10.93	11.03	-1
U.S. domestic composite	13.72	13.80	-1
IP	44.98	43.89	+2
Composite	17.40	17.12	+2
Freight statistics:
Average daily pounds:
U.S.	8,965	4,352	+106
International	2,019	2,107	-4

Total freight	10,984	6,459	+70

Revenue per pound (yield):
U.S.	$.66	$.61	+8
International	.71	.71	—
Composite	.67	.64	+5

(1)
The U.S. overnight box category includes packages exceeding 8 ounces in weight.
(2)
The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

  Revenues

        During the first quarter of 2003, total package revenue remained stable, principally due to an increase in FedEx International Priority® ("IP") revenues, offset by decreases in U.S. domestic overnight revenues. IP revenues grew 8% on 7% volume growth, largely due to strengthening exports from Asia. Average daily volume growth was 26% in the Asian market. Europe experienced double-digit growth in average daily volumes while Latin American and U.S. outbound shipments declined. U.S. domestic volumes continue to be below levels experienced prior to the economic slowdown, which began in calendar 2001.

        Package yield decreased slightly in virtually all categories, with the exception of IP, due to declines in average weight per package and fuel surcharge revenue. In 2002, we implemented a new index for determining our fuel surcharge. Using this new index, the fuel surcharge ranged between 2% and 2.5% in the first quarter of 2003, while the fuel surcharge during all of the first quarter of 2002 was 4%.

        Revenue from our transportation agreement with the U.S. Postal Service ("USPS") during the first quarter of 2003 (which commenced late in the first quarter of 2002) helped soften the impact of reduced U.S. domestic package volumes. Total freight revenue for the first quarter of 2003 increased significantly as we benefited from a full quarter of operations under our transportation contract with the USPS. Consequently, average daily U.S. freight pounds more than doubled and U.S. freight yields increased 8%. This service did not materially contribute to revenues and earnings during the first quarter of 2002.

        On August 29, 2002, we entered into a new addendum to the transportation agreement with the USPS, effective from the expiration of the first addendum in October 2002 through May 31, 2003. This will allow us to continue to carry incremental pounds of mail at higher committed volumes than required under the original agreement.

  Operating Income

        While operating margins were relatively flat, operating income increased 6% in the first quarter of 2003, despite one fewer operating day in the quarter. The increase in operating income is due to increased revenues, offset by higher maintenance and repair costs and increased salaries, wages and benefits, due to base salary increases and higher pension and medical costs.

        Primarily due to an increase in aircraft usage as a result of incremental domestic freight pounds transported under the USPS agreement, rentals and landing fees were higher. For this same reason, fuel costs increased, although the average price per gallon of aircraft fuel decreased 11%. However, the decline in fuel surcharge revenue exceeded the reduction in fuel prices. Partially offsetting these higher operating costs was a gain recognized from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact during the quarter.

  Income Taxes

        Our effective tax rate for the first quarter of both 2003 and 2002 was 37.5%, as compared to 37.0% for all of 2002.

  Airline Stabilization

        During the second and third quarters of 2002, we recognized $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million was received as of August 31, 2002. While we believe we have complied with all aspects of the Act, and that it is probable we will ultimately receive the remaining $18 million receivable, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome of such interpretations, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

  Outlook

        We believe our U.S. domestic package volume declines were largely the result of the economic downturn, which particularly impacted those sectors of the economy that utilize express delivery services, such as manufacturing and wholesale. Our current forecast for 2003 suggests that the market for U.S. domestic express services will grow at a rate that approximates that of the U.S. gross domestic product. Accordingly, if our expectation of economic recovery in the second half of 2003 is realized, we anticipate a return to growth in U.S. domestic package volumes. We also anticipate continued growth in international volumes, particularly in Asia and Europe.

        We anticipate higher maintenance costs during the second quarter of 2003 due to previously scheduled maintenance activities, with maintenance costs becoming comparable to the prior year during the second half of 2003. We will continue to focus on managing discretionary costs, while further improving productivity. We also anticipate continued increases in our pension and healthcare costs over the near term.

        Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery and our ability to match capacity with shifting volume levels. Although increased security requirements for air cargo carriers have been put in place and further measures may be forthcoming, as of yet we have no estimate of what impact any such measures may ultimately have on our results of operations or financial position. In addition, adjustments to our fuel surcharge levels lag changes in actual jet fuel prices. Therefore, our operating income could be materially affected should the spot price of jet fuel suddenly change by a significant amount.

        See "Forward-Looking Statements" for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report, including those contained in "Outlook," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  significant changes in the volumes of shipments transported, the mix of services purchased by our customers or the prices we obtain for our services;

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

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

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

        As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.

Item 4.    Controls and Procedures

        We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
10.1
Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.2
First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.3
Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.4
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.5
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  During the quarter ended August 31, 2002, FedEx Express filed one Current Report on Form 8-K. The June 25, 2002 report disclosed FedEx's earnings per share estimate for fiscal year 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: October 11, 2002	/s/ MICHAEL W. HILLARD MICHAEL W. HILLARD VICE PRESIDENT & CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

CERTIFICATION

I, David J. Bronczek, President and Chief Executive Officer of Federal Express Corporation ("registrant"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the registrant;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ DAVID J. BRONCZEK David J. Bronczek President and Chief Executive Officer

CERTIFICATION

I, Tracy G. Schmidt, Senior Vice President and Chief Financial Officer of Federal Express Corporation ("registrant"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the registrant;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ TRACY G. SCHMIDT Tracy G. Schmidt Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.2
First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.3
Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.4
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.5
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx's FY2003 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX