Form 10-Q
period 2002-11-30
FEDERAL EXPRESS CORP
filed 2003-01-13
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-7806

FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	71-0427007 (I.R.S. Employer Identification No.)
3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)

(901) 369-3600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares of common stock outstanding as of January 9, 2003 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets November 30, 2002 and May 31, 2002	3-4
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2002 and 2001	5
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7-11
Independent Accountants' Review Report	12
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	13-17
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4: Controls and Procedures	18
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	19
Signature	20
Certifications	21-22
Exhibit Index	E-1

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	November 30, 2002	May 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$131	$118
Receivables, less allowances of $110 and $107	2,147	1,978
Spare parts, supplies and fuel, less allowances of $98 and $91	228	226
Deferred income taxes	355	384
Prepaid expenses and other	46	54
Due from parent company and other FedEx subsidiaries	15	5

Total current assets	2,922	2,765
Property and Equipment, at Cost	13,073	12,574
Less accumulated depreciation and amortization	7,092	6,790

Net property and equipment	5,981	5,784
Other Assets:
Goodwill	340	340
Due from parent company	761	769
Other	248	291

Total other assets	1,349	1,400

	$10,252	$9,949

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	November 30, 2002	May 31, 2002
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$31	$6
Accrued salaries and employee benefits	509	537
Accounts payable	983	904
Accrued expenses	799	807
Due to parent company and other FedEx subsidiaries	119	97

Total current liabilities	2,441	2,351
Long-Term Debt, Less Current Portion	826	851
Deferred Income Taxes	280	284
Other Liabilities	1,835	1,790
Commitments and Contingencies
Owner's Equity:
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,616	4,422
Accumulated other comprehensive income	(44)	(47)

Total owner's equity	4,870	4,673

	$10,252	$9,949

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Revenues	$4,098	$3,814	$8,032	$7,552
Operating expenses:
Salaries and employee benefits	1,680	1,588	3,365	3,176
Purchased transportation	151	143	294	286
Rentals and landing fees	398	401	778	769
Depreciation and amortization	201	199	401	398
Fuel	307	258	578	522
Maintenance and repairs	276	230	569	477
Airline stabilization compensation	—	(116)	—	(116)
Intercompany charges	329	322	668	656
Other	528	480	1,023	954

	3,870	3,505	7,676	7,122

Operating income	228	309	356	430
Other income (expense):
Interest, net	(9)	(14)	(21)	(25)
Other, net	(15)	(10)	(24)	(18)

	(24)	(24)	(45)	(43)

Income before income taxes	204	285	311	387
Provision for income taxes	77	107	117	145

Net income	$127	$178	$194	$242

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended November 30,
	2002	2001
Net Cash Provided by Operating Activities	$565	$651
Investing Activities:
Capital expenditures	(560)	(614)
Proceeds from dispositions	2	8
Other, net	—	(7)

Net cash used in investing activities	(558)	(613)
Financing Activities:
Principal payments on debt	—	(16)
Net receipts from parent company	7	5
Other, net	(1)	—

Net cash provided by (used in) financing activities	6	(11)

Net increase in cash and cash equivalents	13	27
Cash and cash equivalents at beginning of period	118	99

Cash and cash equivalents at end of period	$131	$126

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2002, the consolidated results of our operations for the three- and six-month periods ended November 30, 2002 and 2001, and our consolidated cash flows for the six-month periods ended November 30, 2002 and 2001. Operating results for the three- and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

        We are a wholly-owned subsidiary of FedEx Corporation ("FedEx") engaged in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

        Except as otherwise indicated, references to years mean our fiscal year ending May 31, 2003 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

        The Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. During the second and third quarters of 2002, we recognized $119 million ($116 million in the second quarter) of compensation under the Act. To date $101 million of this compensation has been received. While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million, compensation recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome of such interpretation, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

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

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not anticipated to have a material effect on our financial position or results of operations.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

(2) Intangible Assets

        The components of our amortizing intangible assets follow (in millions):

	November 30, 2002		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(35)	$73	$(32)

        Amortization expense for intangible assets during the second quarter of 2003 was $2 million ($3 million year-to-date). Estimated amortization expense is $2 million for the remainder of 2003 and $5 million for each of the five succeeding fiscal years.

(3) Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2002	2001
Net income	$127	$178
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $2	—	(10)

Comprehensive income	$127	$168

	Six Months Ended November 30,
	2002	2001
Net income	$194	$242
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $0	2	(2)

Comprehensive income	$196	$240

(4) Financing Arrangements

        On June 19, 2002, the Memphis-Shelby County Airport Authority (the "Authority") issued $96 million of its Special Facilities Revenue Refunding Bonds, Series 2002 ("Series 2002 Bonds") at par, bearing interest annually at 5.05% and maturing on September 1, 2012. The Series 2002 Bonds were issued to provide funds to refinance bonds issued to finance the acquisition and construction of various facilities and equipment at the Memphis International Airport. Lease agreements with the Authority covering the facilities and equipment financed with bond proceeds, reflected as a capital lease in long-term debt on our November 30, 2002 balance sheet, obligate us to make lease payments equal to principal and interest due on the bonds. We have separately guaranteed repayment of the Series 2002 Bonds. The proceeds from the Series 2002 Bonds, along with $6 million, including accrued interest and a 2% prepayment premium, were used to refund the previously issued bonds.

(5) Commitments and Contingencies

        As of November 30, 2002, our purchase commitments for the remainder of 2003 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2003 (remainder)	$66	$218	$54	$338
2004	20	283	11	314
2005	—	282	8	290
2006	19	251	8	278
2007	102	175	8	285
2008	104	77	8	189

(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.

(2)
Primarily vehicles, facilities, advertising and promotions contracts and other equipment.

        We are committed to purchase six DC10s, three A300s, two A310s, ten A380s and eight ATR-42s to be delivered through 2012. Deposits and progress payments of $36 million have been made toward these purchases and other planned aircraft-related transactions.

        We have guarantees, amounting to $104 million at November 30, 2002, under certain operating leases for the residual values of aircraft, vehicles and facilities at the end of the respective operating lease periods. Under these operating leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based on our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

        The Illinois state court has granted preliminary approval to a settlement of the Illinois fuel surcharge class action matter. The lawsuit alleges that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. Under the terms of the proposed settlement, we will issue coupons to qualifying class members toward the purchase of future shipping services from us. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. A hearing to consider objections to the proposed settlement was held on December 12, 2002. We expect the court to issue its ruling on January 31, 2003 on whether to grant final approval to the settlement. The ultimate cost to us under the proposed settlement agreement will not be material.

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial in the U.S. District Court in Memphis has been set for April 2003. Pre-trial settlement discussions held on November 4, 2002 and December 18, 2002 have not resulted in a settlement. The Court has ordered additional pre-trial settlement discussions to be held during January 2003.

        The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through November 30, 2002, was approximately $194 million (representing $107 million of tax and $87 million of interest). In addition, we have continued to expense these types of maintenance costs subsequent to 1998. Previously, the IRS made similar attempts to require capitalization of airframe maintenance costs. In December 2000, the IRS issued a revenue ruling which permitted current deductions for routine airframe maintenance costs. As a result, the IRS conceded 100% of the airframe issue for 1993-1994 and we anticipate a similar result for all future years.

        We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and certain IRS rulings. We intend to vigorously contest the adjustments and do not believe it is probable that we will be required to pay $194 million to the IRS. Additionally, we expect to fully recover the amounts previously paid in litigation. Because the amounts in question relate solely to the timing of the income tax deduction for the above expenditures for federal income tax purposes, any adverse determination in this matter would not have an impact on our total income tax expense. Accordingly, we have not recognized any provision for the tax portion of the proposed deficiency.

The income statement consequences if we do not prevail in the litigation on this matter would be for interest on the income taxes that would be payable upon assessment. The IRS has not assessed penalties on this matter. We do not expect any amounts that may ultimately be payable on this matter to be material to our financial position, results of operations or cash flows.

        We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(6) Related Party Transactions

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other affiliates of our parent company, FedEx. The noncurrent intercompany balance amounts at November 30, 2002 and May 31, 2002 primarily represent the net activity from participation in FedEx's consolidated cash management program.

        We provide guarantees on FedEx debt instruments aggregating approximately $1 billion at November 30, 2002, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At November 30, 2002, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

        Certain customers doing business with both us and FedEx Ground Package System, Inc. ("FedEx Ground") are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $254 million at November 30, 2002 and $140 million at May 31, 2002.

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

(7) Supplemental Cash Flow Information

	Six Months Ended November 30,
	2002	2001
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$29	$35
Income taxes (principally paid to parent)	90	166
Noncash investing and financing activities:
Fair value of assets acquired under exchange agreements	1	5

        Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholder
Federal Express Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
December 18, 2002

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis, which describes the principal factors affecting the results of operations of Federal Express Corporation ("FedEx Express"), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended May 31, 2002, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation ("FedEx"), for the quarter ended November 30, 2002. Also, for information regarding our critical accounting policies, see FedEx's Annual Report on Form 10-K for the year ended May 31, 2002.

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

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Six Months Ended
			Percent Change			Percent Change
	2002	2001		2002	2001
Revenues:
Package:
U.S. overnight box(1)	$1,351	$1,299	+ 4	$2,686	$2,671	+ 1
U.S. overnight envelope(2)	422	420	—	849	885	- 4
U.S. deferred	624	573	+ 9	1,215	1,157	+ 5

Total U.S. domestic package revenue	2,397	2,292	+ 5	4,750	4,713	+ 1
International Priority (IP)	1,100	953	+15	2,130	1,908	+12

Total package revenue	3,497	3,245	+ 8	6,880	6,621	+ 4
Freight:
U.S.	401	363	+10	781	536	+46
International	102	99	+ 3	194	196	- 1

Total freight revenue	503	462	+ 9	975	732	+33
Other	98	107	- 8	177	199	-11

Total revenues	4,098	3,814	+ 7	8,032	7,552	+ 6
Operating expenses:
Salaries and employee benefits	1,680	1,588	+ 6	3,365	3,176	+ 6
Purchased transportation	151	143	+ 6	294	286	+ 3
Rentals and landing fees	398	401	- 1	778	769	+ 1
Depreciation and amortization	201	199	+ 1	401	398	+ 1
Fuel	307	258	+19	578	522	+11
Maintenance and repairs	276	230	+20	569	477	+19
Airline stabilization compensation	—	(116)	n/a	—	(116)	n/a
Intercompany charges, net	329	322	+ 2	668	656	+ 2
Other	528	480	+10	1,023	954	+ 7

Total operating expenses	3,870	3,505	+10	7,676	7,122	+ 8

Operating income	$228	$309	-26	$356	$430	-17

Operating margin	5.6%	8.1%		4.4%	5.7%
Package Statistics:
Average daily packages:
U.S. overnight box(1)	1,183	1,141	+ 4	1,168	1,153	+ 1
U.S. overnight envelope(2)	685	676	+ 1	683	699	- 2
U.S. deferred	903	845	+ 7	874	829	+ 5

Total U.S. domestic packages	2,771	2,662	+ 4	2,725	2,681	+ 2
IP	381	338	+13	369	336	+10

Total packages	3,152	3,000	+ 5	3,094	3,017	+ 3

Revenue per package (yield):
U.S. overnight box	$18.12	$18.06	—	$18.10	$18.09	—
U.S. overnight envelope	9.79	9.87	- 1	9.80	9.90	- 1
U.S. deferred	10.95	10.77	+ 2	10.94	10.90	—
U.S. domestic composite	13.73	13.67	—	13.73	13.73	—
IP	45.86	44.77	+ 2	45.43	44.33	+ 2
Composite	17.61	17.17	+ 3	17.51	17.14	+ 2
Freight Statistics:
Average daily pounds:
U.S.	9,469	8,547	+11	9,215	6,416	+44
International	2,271	2,089	+ 9	2,144	2,098	+ 2

Total freight	11,740	10,636	+10	11,359	8,514	+33

Revenue per pound (yield):
U.S.	$0.67	$0.67	—	$0.67	$0.65	+ 3
International	0.71	0.75	- 5	0.71	0.73	- 3
Composite	0.68	0.69	- 1	0.68	0.67	+ 1
(1)
The U.S. overnight box category includes packages exceeding 8 ounces in weight.

(2)
The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

Revenues

        During the second quarter and first half of 2003, total package revenues increased 8% and 4%, respectively, largely due to increased IP revenues. U.S. domestic package revenue grew 5% for the second quarter and 1% for the first half. However, comparisons for the second quarter for both U.S. domestic and U.S. outbound shipments were affected by the loss of revenue during the temporary grounding of our aircraft in 2002 and by the resulting economic decline after the terrorist attacks of September 11. Excluding this impact, we estimate that U.S. domestic package volume for the second quarter declined less than 1% from the prior year period and U.S. outbound shipments for the second quarter declined approximately 7%.

        IP revenues grew 15% on 13% volume growth during the second quarter and 12% on 10% volume growth during the first half. Asia and Europe experienced double-digit average daily volume growth during both the second quarter and first half. In response to continued growth in Asia, we have been awarded (and will utilize) incremental temporary flight authorities in Hong Kong.

        During the second quarter, shipments under our transportation agreement with the U.S. Postal Service ("USPS"), which commenced late in the first quarter of 2002, contributed to a 10% increase in U.S. freight revenues on 11% higher average daily U.S. freight pounds. In the first half, U.S. freight revenues increased 46% on 44% higher average daily U.S. freight pounds, as we benefited from a full six months of operations under our transportation contract with the USPS.

        Composite package yield in the second quarter and first half of 2003 improved slightly, despite lower fuel surcharge revenues and nominally lower average weight per package for the first half. In November, we announced a 3.5% average price increase on our services within the U.S. and for U.S. export shipments. This increase became effective January 6, 2003.

Operating Income

        Operating income decreased 26% during the second quarter and 17% in the first half. The decrease in operating income is attributable to higher benefits and maintenance and repair expenses, and the net impact of higher fuel costs, which increased 19% in the second quarter and 11% in the first half. Increases in fuel usage during the first half were compounded by a 12% higher average price per gallon for aircraft fuel in the second quarter and a decline in fuel surcharge revenue. After considering the impact of our fuel surcharge, fuel prices negatively affected second quarter operating income by approximately $44 million and first half operating income by approximately $56 million. At the end of the first half of the prior year, we implemented a new index for determining our fuel surcharge. Using this index, the fuel surcharge ranged between 2% and 4% in the first half of 2003, while the fuel surcharge for the majority of the first half of 2002 was 4%.

        Other operating expenses also increased in the second quarter and first half. In the prior year, reimbursements from the USPS for network expansion costs were reflected as credits to other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Last year's second quarter results also included $17 million of income from the favorable resolution of a state sales tax matter. Partially offsetting higher operating costs during the first half was a gain, recognized in the first quarter, from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the first half.

Income Taxes

        Our effective tax rate was 37.5% for the second quarter and first half of 2003, compared to 37.0% for all of 2002.

Airline Stabilization Compensation

        Prior year second quarter operations were significantly affected by the terrorist attacks on September 11, 2001. During the second and third quarters of 2002 we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act") ($116 million in the second quarter of 2002), of which $101 million has been received as of November 30, 2002. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. We believe our net income during these periods reflects at least the minimum results we would have reported had the events of September 11 not occurred. All amounts recognized are reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        While we believe that we have complied with all aspects of the Act, and it is probable we will ultimately collect the remaining $18 million receivable, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome of such interpretation, but it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  significant changes in the volumes of shipments transported, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

  •
  the impact of any terrorist activities or international conflicts, including any military action in Iraq, on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

  •
  any impacts on our business resulting from new domestic or international government regulation;

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

Item 4.    Controls and Procedures

        We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that our assets are adequately safeguarded and the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We perform a quarterly assessment of these procedures and controls requiring certification by all principal executive and financial management.

        We maintain appropriate policies, procedures and systems to support the timely and accurate reporting of our financial results. Our corporate forecasting and accounting close reporting processes form the foundation to ensure that all relevant information about our financial results is available to management. In addition, FedEx maintains a thorough quarterly and annual public financial reporting process that ensures all key members of management have direct and meaningful input into our financial disclosures.

        FedEx has controls that include the presence of an extensive internal audit function staffed by professional auditors that review the operational and financial effectiveness of our internal control systems on a global basis. In addition, our control environment is evaluated on an ongoing basis by our financial management and annually by our external auditors in connection with their audit of our financial statements.

        While we believe our disclosure controls and procedures and our internal controls are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

        Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
10.1	Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx's 2003 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.2
First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's 2003 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.3
Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx's 2003 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
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

(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended November 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: January 13, 2003	/s/ MICHAEL W. HILLARD Michael W. Hillard Vice President & Controller (Principal Accounting Officer)

CERTIFICATION

I, David J. Bronczek, President and Chief Executive Officer of Federal Express Corporation ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
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
Date: January 13, 2003
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
Date: January 13, 2003
/s/ TRACY G. SCHMIDT Tracy G. Schmidt Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Memphis-Shelby County Airport Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx's 2003 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.2
First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's 2003 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.3
Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx's 2003 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
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

E-1

QuickLinks

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS) INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX