Form 10-Q
period 2003-02-28
FEDERAL EXPRESS CORP
filed 2003-03-21
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-7806

FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	71-0427007 (I.R.S. Employer Identification No.)
3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)

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

        The number of shares of common stock outstanding as of March 14, 2003 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets February 28, 2003 and May 31, 2002	3-4
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7-12
Independent Accountants' Review Report	13
ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition	14-18
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4: Controls and Procedures	19
PART II. OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	20
Signature	21
Certifications	22-23
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	February 28, 2003	May 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$124	$118
Receivables, less allowances of $116 and $107	2,141	1,978
Spare parts, supplies and fuel, less allowances of $101 and $91	221	226
Deferred income taxes	347	384
Prepaid expenses and other	46	54
Due from parent company and other FedEx subsidiaries	153	5

Total current assets	3,032	2,765
Property and Equipment, at Cost	13,141	12,574
Less accumulated depreciation and amortization	7,179	6,790

Net property and equipment	5,962	5,784
Other Assets:
Goodwill	340	340
Due from parent company	840	769
Other	249	291

Total other assets	1,429	1,400

	$10,423	$9,949

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	February 28, 2003	May 31, 2002
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$31	$6
Accrued salaries and employee benefits	489	537
Accounts payable	909	904
Accrued expenses	838	807
Due to parent company and other FedEx subsidiaries	100	97

Total current liabilities	2,367	2,351
Long-Term Debt, Less Current Portion	826	851
Deferred Income Taxes	430	284
Other Liabilities:
Pension, retiree medical and other benefits	550	515
Deferred lease obligations	428	409
Deferred gains, principally related to aircraft transactions	457	482
Self-insurance accruals	353	330
Other	62	54

Total other liabilities	1,850	1,790
Commitments and Contingencies
Owner's Equity:
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,684	4,422
Accumulated other comprehensive income	(32)	(47)

Total owner's equity	4,950	4,673

	$10,423	$9,949

See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Revenues	$4,064	$3,776	$12,096	$11,328
Operating expenses:
Salaries and employee benefits	1,743	1,611	5,108	4,787
Purchased transportation	151	136	445	422
Rentals and landing fees	388	382	1,166	1,151
Depreciation and amortization	199	204	600	602
Fuel	320	226	898	748
Maintenance and repairs	268	242	837	718
Airline stabilization compensation	—	(3)	—	(119)
Intercompany charges	333	333	1,001	990
Other	529	500	1,552	1,454

	3,931	3,631	11,607	10,753

Operating income	133	145	489	575
Other income (expense):
Interest, net	(12)	(17)	(33)	(42)
Other, net	(12)	(18)	(36)	(36)

	(24)	(35)	(69)	(78)

Income before income taxes	109	110	420	497
Provision for income taxes	40	41	157	186

Net income	$69	$69	$263	$311

        See accompanying Notes to Condensed Consolidated Financial Statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended February 28,
	2003	2002
Operating Activities:
Net income	$263	$311
Noncash charges (credits):
Depreciation and amortization	600	602
Other, net	137	35
Changes in operating assets and liabilities, net	(201)	(43)

Net cash provided by operating activities	799	905
Investing Activities:
Capital expenditures	(724)	(883)
Proceeds from dispositions	3	8
Other, net	—	(7)

Net cash used in investing activities	(721)	(882)
Financing Activities:
Principal payments on debt	—	(21)
Net (payments to) receipts from parent company	(71)	22
Other, net	(1)	8

Net cash (used in) provided by financing activities	(72)	9

Net increase in cash and cash equivalents	6	32
Cash and cash equivalents at beginning of period	118	99

Cash and cash equivalents at end of period	$124	$131

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of February 28, 2003, the consolidated results of our operations for the three- and nine-month periods ended February 28, 2003 and 2002, and our consolidated cash flows for the nine-month periods ended February 28, 2003 and 2002. Operating results for the three-and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

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

        The Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" in September 2001 to establish accounting for the impact of the terrorist attacks of September 11, 2001. Under EITF 01-10, federal assistance provided to air carriers in the form of direct compensation from the U.S. government under the Air Transportation Safety and System Stabilization Act (the "Act") should be recognized when the related losses are incurred and compensation under the Act is probable. During the second and third quarters of 2002, we recognized $119 million ($3 million in the third quarter) of compensation under the Act. To date $101 million of this compensation has been received. On March 19, 2003, we learned that the Department of Transportation is now asserting an overpayment in the amount of $31.6 million and has demanded repayment. While we believe we have complied with all aspects of the Act and that it is probable we will ultimately receive the remaining $18 million, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome and it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

        In 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations;" No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets;" and No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these statements did not have any effect on our financial position or results of operations.

        Effective January 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations. Disclosure of our guarantees and indemnifications is included in Note 4.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect adoption of this interpretation will have a material impact on our financial position or results of operations. Our VIE disclosure is included in Note 5.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

(2)
Intangible Assets

        The components of our amortizing intangible assets follow (in millions):

	February 28, 2003		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(36)	$73	$(32)

        Amortization expense for intangible assets during the third quarter of 2003 was $1 million ($4 million year-to-date). Estimated amortization expense is $1 million for the remainder of 2003 and $5 million for each of the five succeeding fiscal years.

(3)
Comprehensive Income

        The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (in millions):

	Three Months Ended February 28,
	2003	2002
Net income	$69	$69
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and deferred tax benefit of $1	12	(4)

Comprehensive income	$81	$65

	Nine Months Ended February 28,
	2003	2002
Net income	$263	$311
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $4 and deferred tax benefit of $1	15	(6)

Comprehensive income	$278	$305

(4)
Guarantees and Indemnifications

        We adopted FIN 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications we issue or modify subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. Our adoption of FIN 45 did not have a material effect on our financial position or results of operations during the third quarter.

        Substantially all of our guarantees and indemnifications were entered into prior to December 31, 2002 and have not been modified since then. Therefore, no amounts have been recognized in our financial statements for the underlying fair value of these agreements. With the exception of residual value guarantees in certain operating leases, a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations.

        Operating Leases.    We have guarantees under certain operating leases, amounting to $104 million as of February 28, 2003, for the residual values of aircraft and vehicles at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        Certain of our operating leases contain other indemnification obligations to the lessor, which are considered ordinary and customary (e.g., use and environmental indemnifications), the terms of which range in duration and often are not limited. Such indemnification obligations continue until and, in many cases, after expiration of the respective lease.

        Other Contracts.    In conjunction with certain transactions, primarily sales or purchases of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, tax and employee liabilities), the terms of which range in duration and often are not limited.

        Intra-Company Guarantees.    We provide guarantees on FedEx debt instruments aggregating approximately $1 billion at February 28, 2003, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At February 28, 2003, $200 million of commercial paper was outstanding and $800 million under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

(5)
Variable Interest Entities

        We entered into a lease in July 2001 for two MD-11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. This lease is accounted for as an operating lease. Under current accounting principles generally accepted in the United States, the assets and the related obligations are excluded from the consolidated balance sheet, and the entity is not consolidated. The original cost of the assets under the lease was approximately $150 million.

        This lease contains residual value guarantees that obligate us, not the third party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides us with the right to receive any residual returns of the entity if they occur. At February 28, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million (included in the $104 million operating lease residual value guarantees disclosed in Note 4). Under FIN 46, we will be required to consolidate the separate entity that owns the two MD-11 aircraft beginning September 1, 2003. Since the entity was created before February 1, 2003, we will initially measure the assets and liabilities at their carrying amounts, which is the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease. Accordingly, our long-term assets and long-term liabilities will increase by approximately $140 million at September 1, 2003. The consolidation of this VIE will not have a material effect on our results of operations.

(6)
Commitments and Contingencies

        As of February 28, 2003, our purchase commitments for the remainder of 2003 and annually thereafter for each of the next five years under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2003 (remainder)	$27	$156	$36	$219
2004	20	293	12	325
2005	—	287	8	295
2006	19	251	8	278
2007	102	175	8	285
2008	104	77	8	189
(1)
Primarily aircraft modifications, rotables, spare parts and spare engines.
(2)
Primarily vehicles, facilities, advertising and promotions contracts and other equipment.

        We are committed to purchase four DC10s, two A300s, two A310s and ten A380s to be delivered through 2012. Deposits and progress payments of $36 million have been made toward these purchases and other planned aircraft-related transactions.

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

        The Illinois state court has approved a settlement of the Illinois fuel surcharge class action matter. Class members objecting to the settlement have appealed. The lawsuit alleges that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. Under the terms of the settlement, we will issue coupons to qualifying class members toward the purchase of future shipping services with us. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. No coupons will be issued, however, pending resolution of the appeals. The ultimate cost to us under the settlement agreement will not be material.

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial in the U.S. District Court in Memphis has been set for April 2003. Pre-trial settlement discussions have not resulted in a settlement. No further pre-trial settlement discussions are scheduled.

        The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995-1998 period, including tax and interest through February 28, 2003, was approximately $198 million (representing $107 million of tax and $91 million of interest). In addition, we have continued to expense these types of maintenance costs subsequent to 1998. Previously, the IRS made similar attempts to require capitalization of airframe maintenance costs. In December 2000, the IRS issued a revenue ruling, which permitted current deductions for routine airframe maintenance costs. As a result, the IRS conceded 100% of the airframe issue for 1993-1994 and we anticipate a similar result for all future years.

        We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and certain IRS rulings. We intend to vigorously contest the adjustments and do not believe it is probable that we will be required to pay $198 million to the IRS. Additionally, we expect to fully recover the amounts previously paid in litigation. Because the amounts in question relate solely to the timing of the income tax deduction for the above expenditures for federal income tax purposes, any adverse determination in this matter would not have an impact on our total income tax expense. Accordingly, we have not recognized any provision for the tax portion of the proposed deficiency. The income statement consequences if we do not prevail in the litigation on this matter would be for interest on the income taxes that would be payable upon assessment. The IRS has not assessed penalties on this matter. We do not expect any amounts that may ultimately be payable on this matter to be material to our financial position, results of operations or cash flows.

        We are subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(7)
Related Party Transactions

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other affiliates of our parent company, FedEx. The noncurrent intercompany balance amounts at February 28, 2003 and May 31, 2002 primarily represent the net activity from participation in FedEx's consolidated cash management program.

        Certain customers doing business with both us and FedEx Ground Package System, Inc. ("FedEx Ground") are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $244 million at February 28, 2003 and $140 million at May 31, 2002.

        In addition, we also receive allocated charges from FedEx Corporate Services, Inc. for sales, marketing and information technology functions and from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We are also allocated net interest from participation in FedEx's consolidated cash management program. We believe the total amounts allocated reasonably reflect the cost of providing such services.

(8)
Supplemental Cash Flow Information

	Nine Months Ended February 28,
	2003	2002
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$50	$60
Income taxes (principally paid to parent)	54	145
Noncash investing and financing activities:
Fair value of assets acquired under exchange agreements	1	3

        Noncash investing activities reflect the contractual acquisition of aircraft, spare parts and other equipment in exchange for engine noise reduction kits.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholder
Federal Express Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
March 19, 2003

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis, which describes the principal factors affecting the results of operations of Federal Express Corporation ("FedEx Express"), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended May 31, 2002, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation ("FedEx"), for the quarter ended February 28, 2003. Also, for information regarding our critical accounting policies, see FedEx's Annual Report on Form 10-K for the year ended May 31, 2002.

        The key factors that affect our operating results include the volumes of shipments transported through our network, as measured by our average daily volume; the mix of services purchased by our customers; the prices we obtain for our services, as measured by average price per shipment (yield); our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

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

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended			Nine Months Ended
			Percent Change			Percent Change
	2003	2002		2003	2002
Revenues:
Package:
U.S. overnight box(1)	$1,355	$1,299	+ 4	$4,041	$3,970	+ 2
U.S. overnight envelope(2)	418	424	- 1	1,267	1,309	- 3
U.S. deferred	666	618	+ 8	1,881	1,775	+ 6

Total U.S. domestic package revenue	2,439	2,341	+ 4	7,189	7,054	+ 2
International Priority (IP)	1,051	899	+17	3,181	2,807	+13

Total package revenue	3,490	3,240	+ 8	10,370	9,861	+ 5
Freight:
U.S.	394	357	+10	1,175	892	+32
International	100	90	+11	294	286	+ 3

Total freight revenue	494	447	+11	1,469	1,178	+25
Other	80	89	-10	257	289	-11

Total revenues	4,064	3,776	+ 8	12,096	11,328	+ 7
Operating expenses:
Salaries and employee benefits	1,743	1,611	+ 8	5,108	4,787	+ 7
Purchased transportation	151	136	+11	445	422	+ 5
Rentals and landing fees	388	382	+ 2	1,166	1,151	+ 1
Depreciation and amortization	199	204	- 2	600	602	—
Fuel	320	226	+42	898	748	+20
Maintenance and repairs	268	242	+11	837	718	+17
Airline stabilization compensation	—	(3)	n/a	—	(119)	n/a
Intercompany charges, net	333	333	—	1,001	990	+ 1
Other	529	500	+ 6	1,552	1,454	+ 7

Total operating expenses	3,931	3,631	+ 8	11,607	10,753	+ 8

Operating income	$133	$145	- 8	$489	$575	- 15

Operating margin	3.3%	3.8%		4.0%	5.1%
Package Statistics:
Average daily packages:
U.S. overnight box(1)	1,189	1,193	—	1,175	1,167	+ 1
U.S. overnight envelope(2)	662	698	- 5	676	698	- 3
U.S. deferred	977	958	+ 2	908	871	+ 4

Total U.S. domestic packages	2,828	2,849	- 1	2,759	2,736	+ 1
IP	358	332	+ 8	366	335	+ 9

Total packages	3,186	3,181	—	3,125	3,071	+ 2

Revenue per package (yield):
U.S. overnight box	$18.09	$17.56	+ 3	$18.10	$17.91	+ 1
U.S. overnight envelope	10.03	9.78	+ 3	9.87	9.86	—
U.S. deferred	10.82	10.41	+ 4	10.90	10.72	+ 2
U.S. domestic composite	13.69	13.25	+ 3	13.71	13.57	+ 1
IP	46.67	43.75	+ 7	45.83	44.14	+ 4
Composite	17.39	16.43	+ 6	17.47	16.90	+ 3
Freight Statistics:
Average daily pounds:
U.S.	9,131	8,985	+ 2	9,187	7,254	+27
International	2,183	1,989	+10	2,157	2,063	+ 5

Total freight	11,314	10,974	+ 3	11,344	9,317	+22

Revenue per pound (yield):
U.S.	$0.69	$0.64	+ 8	$0.67	$0.65	+ 3
International	0.73	0.73	—	0.72	0.73	- 1
Composite	0.69	0.66	+ 5	0.68	0.67	+ 1
(1)
The U.S. overnight box category includes packages exceeding 8 ounces in weight.
(2)
The U.S. overnight envelope category includes envelopes weighing 8 ounces or less.

Revenues

        Total revenues increased in both the third quarter and nine months of 2003, largely due to increased IP revenues, particularly in Asia and Europe. During the third quarter, IP revenues grew on 8% volume growth and 7% higher yield, and during the nine months IP revenues grew on 9% volume growth and 4% higher yield. Asia experienced double-digit volume growth during both the third quarter and nine months.

        Both U.S. outbound international shipments and U.S. domestic shipments were affected in 2002 by the loss of revenue during the temporary grounding of our aircraft and by the resulting economic decline after the terrorist attacks of September 11, 2001. Year-to-date revenue comparisons were also impacted by higher U.S. freight revenues in 2003, on 27% higher average daily pounds, as we benefited from a full nine months of operations under our transportation contract with the U.S. Postal Service ("USPS"). Our agreement with the USPS commenced in late August 2001.

        Yield for U.S. domestic packages increased in the third quarter and nine months, due to higher fuel surcharge revenue and list price increases during the quarter. For U.S. domestic shipments and U.S. outbound IP shipments, an average list price increase of 3.5% became effective January 6, 2003. IP yield improvements were primarily due to exchange rate differences, increased fuel surcharges and growth in higher-yielding lanes.

        We recently entered into the third addendum to the transportation agreement with the USPS, allowing us to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

Operating Income

        Operating income decreased during the third quarter and nine months of 2003, despite one additional operating day in the third quarter. The decrease is attributable to higher salary and employee benefit and purchased transportation costs, higher maintenance expenses and the net impact of higher fuel costs. Higher pension and medical costs contributed to increased benefits during the third quarter and nine months. Maintenance expenses are higher primarily due to the timing of scheduled maintenance events and increased aircraft utilization, although the increases in these expenses have abated since the first half of 2003. The growth in salary and employee benefits is expected to slow in the fourth quarter due to reduced wage increases and improved productivity, while maintenance expenses are expected to be similar to last year's levels.

        Higher net fuel costs negatively affected operating income by $15 million during the third quarter and $70 million in the nine months, as fuel surcharge revenue increases were not sufficient to fully offset higher fuel prices. Third quarter operating results were also impacted by severe winter weather, which decreased business shipping and increased certain operating costs, such as for snow removal and de-icing. Depreciation and amortization expense declined for the third quarter and nine months reflecting a trend of decreasing levels of capital spending.

        Other operating expenses also increased in the third quarter and nine months of 2003. In the prior year, reimbursements from the USPS for network expansion costs were reflected as credits to other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Last year's results also included $17 million of income from the favorable resolution of a state sales tax matter, recognized during the second quarter of 2002. Partially offsetting higher operating costs during the nine months of 2003 was a gain from the insurance settlement on an aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income.

Income Taxes

        Our effective tax rate for the third quarter and nine months of both 2003 and 2002 was 37.5%, compared to 37.0% for all of 2002.

Airline Stabilization Compensation

        Prior year operations were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million has been received as of February 28, 2003. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized are reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        On March 19, 2003, we learned that the Department of Transportation is now asserting an overpayment in the amount of $31.6 million and has demanded repayment. While we believe that we have complied with all aspects of the Act, and that it is probable we will ultimately collect the remaining $18 million receivable, the $119 million of compensation previously recognized is subject to audit and interpretation by the Department of Transportation. We cannot be assured of the ultimate outcome and it is reasonably possible that a material reduction to the amount of compensation recognized by us under the Act could occur.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends," or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

  •
  any impacts on our business resulting from new domestic or international government regulation;

  •
  the impact of any terrorist activities or international conflicts, including military action in Iraq, on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

  •
  our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

  •
  sudden changes in fuel prices;

  •
  our ability to increase our fuel surcharge in response to rising fuel prices due to competitive pressures;

  •
  significant changes in the volumes of shipments transported, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  the timing and amount of any money we are entitled to receive under the Air Transportation Safety and System Stabilization Act;

  •
  market acceptance of our new service and growth initiatives;

  •
  competition from other providers of transportation and logistics services,

    including our ability to compete with new or improved services offered by our competitors;

  •
  changes in customer demand patterns;

  •
  the impact of technology developments on our operations and on demand for our services;

  •
  our ability to obtain and maintain aviation rights in important international markets;

  •
  adverse weather conditions;

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's 2003 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended February 28, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 21, 2003	/s/ TRACY G. SCHMIDT Tracy G. Schmidt Senior Vice President and Chief Financial Officer

CERTIFICATION

I, David J. Bronczek, President and Chief Executive Officer of Federal Express Corporation ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
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
Date: March 21, 2003
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
Date: March 21, 2003
/s/ TRACY G. SCHMIDT Tracy G. Schmidt Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's 2003 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS) CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS)
FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)
FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION
EXHIBIT INDEX