Form 10-K
period 2003-05-31
FEDERAL EXPRESS CORP
filed 2003-07-17
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2003.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 1-7806

FEDERAL EXPRESS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0427007 (I.R.S. Employer Identification No.)
3610 Hacks Cross Road Memphis, Tennessee (Address of Principal Executive Offices)	38125 (ZIP Code)

Registrant's telephone number, including area code: (901) 369-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒

        The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant's common stock, par value $0.10 per share ("Common Stock"). As of July 7, 2003, 1,000 shares of the Registrant's Common Stock were outstanding.

        The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

TABLE OF CONTENTS

PART I

FINANCIAL STATEMENT SCHEDULE
Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1
Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2
Schedule II—Valuation and Qualifying Accounts	S-2
EXHIBITS
Exhibit Index	E-1

PART I

Item 1.    Business

Introduction

        Federal Express Corporation ("FedEx Express") invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 214 countries. FedEx Express is a wholly owned subsidiary of FedEx Corporation ("FedEx"), which was incorporated in Delaware on October 2, 1997 to serve as the holding company parent of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that comprise more than 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. We provide our customers with late on-call and regular pickup services, as well as convenient drop-off locations. Our extensive air route authorities and transportation infrastructure, combined with our leading-edge information technologies, make us the world's largest express transportation company. We employ more than 134,000 employees and operate approximately 53,500 drop-off locations, 643 aircraft and 48,000 vehicles and trailers in our integrated global network.

        FedEx Corporate Services, Inc. ("FedEx Services"), a wholly owned subsidiary of FedEx, provides a convenient single point of access for many customer support functions, such as customer service, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground Package System, Inc. ("FedEx Ground"), a wholly owned subsidiary of FedEx, have been combined under FedEx Services to more effectively sell the entire portfolio of express, ground and e-commerce services. FedEx Services sells and markets the full portfolio of services offered by us and other FedEx subsidiaries and provides customer-facing solutions that meet customer needs. FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of FedEx's e-commerce groups are also part of FedEx Services.

        Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Delivery Services

  U.S. Domestic

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

  International

        We offer various international package and document delivery services to 214 countries, as well as international freight services. These services include: FedEx® International Next Flight, FedEx International First®, FedEx International Priority® ("IP"), FedEx International Economy®, FedEx International Priority DirectDistribution®, FedEx International Priority Plus®, FedEx International MailService®, FedEx International Priority® Freight, FedEx International Economy® Freight, FedEx International Express Freight®, FedEx International Airport-to-AirportSM, and the FedEx ExpressclearSM Electronic Customs Clearance and FedEx International Broker Select® service feature options. All services, except FedEx International Express Freight® and FedEx International Airport-to-AirportSM, are backed by our money-back guarantee.

        Our super express freighter (Super X) routing offers next-business-day 10:30 a.m. express cargo service from Asia to the United States. The routing features a non-stop flight from Osaka, Japan to Memphis, Tennessee, which has made later cutoff times and shorter transit times available to markets in the South Pacific and areas in Western Japan. In addition, our customers enjoy later cutoff times and next-business-day service among 27 major Asian markets, because of our intra-Asian flights connecting through our AsiaOne® hub in Subic Bay, Philippines. During 2003, we began utilizing recently awarded interim frequencies to Hong Kong, allowing us to offer even greater access to Asia from the U.S. and Europe as well as within the Asia-Pacific region.

        Responding to growing demand for reduced transit times, later customer pickups and earlier deliveries in key global markets, we reconfigured our international express transportation network during 2003. In one example of these service enhancements, we increased our capacity for heavyweight shipments between Asia and Europe. This change enables us to offer later cutoff times for shipments to Western Europe and earlier flight arrivals to Paris, thereby providing more extensive connectivity through our EuroOne® network to various European destinations for Asian shippers.

        We offer the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance. Our international freight services may be used by customers to combine pickup, linehaul and delivery options to meet their daily business needs. The following FedEx International Priority® Freight delivery options are available for worldwide shipments: Door to Airport (DTA); Airport to Airport (ATA); Airport to Door (ATD); and Door to Door (DTD). FedEx International Priority® Freight and FedEx International Economy® Freight provide service to approximately 55 and 45 countries, respectively.

        Through an alliance with the Parcels and Logistics Holding Company of the La Poste Group ("La Poste"), one of the world's leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to our air network. Additionally, our customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

        We provide our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global operations. ISO 9001 registration is required by thousands of customers around the world. Our global certification solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for

Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the United States and Japan, recognize ISO standards.

        Detailed information about all of our delivery services can be found below (see "Shipping—Management Solutions") and on the FedEx Web site at fedex.com. The information on the FedEx Web site, however, does not form part of this Report.

E-Business Revolution

        We have played a significant role in two business revolutions that have influenced the emergence of what is now known as e-commerce. First came the automation revolution. At a time when the world was waking up to the power of computing technology, we led the charge to automate shipping for our customers. This technology has afforded key advantages to both our customers and our transportation operations. We have been the leader in shipping automation since 1985, when we launched the first PC-based automated shipping system, named FedEx PowerShip®. In 1994, the FedEx Web site, fedex.com, became the first Web site to offer online package tracking. Two years later, in 1996, we launched FedEx® Ship Manager@fedex.com, the first shipping application for express packages on the Internet. Today, approximately 70% of our shipments are automated.

        The second revolution, the integration revolution, is now underway. We are enabling e-commerce by empowering businesses with integration and supply chain capabilities that give them added efficiency improvements, supply chain cost reductions, and the ability to provide better customer service. These solutions include our FedEx® Ship Manager solution suite, FedEx NetReturn® and FedEx InsightSM, a revolutionary Web-based application that offers visibility of current status on inbound, outbound and third-party payor shipments. During 2003 FedEx Services and Motorola began introducing FedEx® PowerPad, a Microsoft Windows-Powered Pocket PC designed to enhance customer service by providing our couriers with online, near real-time, wireless access to the FedEx network.

        Reflecting our emphasis on e-commerce and information technology, during 2003 FedEx Chief Information Officer, Robert B. Carter, received CIO Magazine's "CIO 20/20 Vision Award," and FedEx received the magazine's CIO-100 award. In 2002, eWeek magazine ranked FedEx No. 2 in its annual FastTrack 500 list of leading e-business innovators. In June 2003, Wired magazine ranked FedEx No. 12 on "The Wired 40," an index of 40 companies that are "reshaping the global economy." The top-40 list recognizes companies that demonstrate five business attributes critical to success in today's high-tech, borderless world: innovation, intelligent use of new tools, strategic vision, global reach and networked communication.

Shipping-Management Solutions

        Our comprehensive e-shipping strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build solutions that will solve our customers' business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx Web site, along with our integration solutions.

        At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and more. During 2002, we launched MyFedEx.com, a customer portal that goes beyond simple tracking and tracing capabilities to offer personalized services for registered users. In 2003, we unveiled the first carrier-provided, online duty and tax estimator, available through FedEx® Global Trade Manager. FedEx has extended the reach of the fedex.com Web site to be accessible from most types of hand-held devices, making it faster and easier for U.S. customers to access real-time package status tracking information and to identify the nearest drop-off locations. This service is available through most Web-enabled devices, including mobile telephones, personal digital assistants and two-way pagers.

        For the third consecutive year, fedex.com was honored with the Best Transportation Web Site award, as well as Standard of Excellence honors, at the Web Marketing Association's WebAwards held during 2003. FedEx received the Best Transportation Web Site award for FedEx InsightSM ( www.fedex.com/insight) and the Standard of Excellence award for FedEx® Global Trade Manager in the international Web site category. FedEx® Global Trade Manager was also recognized by Computerworld magazine during 2002 as one of the ten most innovative information technology projects.

        Our integration solutions include FedEx® Ship Manager API and Server, FedEx NetReturn API™ and FedEx NetReturn®. We design our e-commerce tools and solutions so they are easily integrated into our customers' applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms.

        The FedEx® Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. At their core, these solutions all offer time-saving shipment processing and printing capabilities, address books, reporting and tracking. The following summarizes the shipping-management solutions offered for use with FedEx Express:

  •
  FedEx® Ship Manager at fedex.com—a Web-shipping application, available to customers who have Internet connectivity and a laser printer. Customers can also arrange for package pickup, cancel shipments and track package status.

  •
  FedEx® Tracking—allows customers to track the status of FedEx Express and FedEx Ground packages, as well as FedEx Freight, FedEx Custom Critical and FedEx Trade Networks shipments, at one time through the FedEx Web site.

  •
  FedEx InsightSM—provides qualifying customers with an enhanced level of shipment visibility through a Web-based application that dramatically broadens the amount of real-time status information on inbound, outbound and third-party payor FedEx Express and FedEx Ground shipments.

  •
  FedEx® Global Trade Manager—helps customers navigate the complexities of international commerce through the FedEx Web site. Shippers can identify and prepare many of the appropriate import/export forms based on the commodity description and country of import and export. FedEx Global Trade Manager also alerts customers to restrictions on shipping certain commodities, tells whether the country of import or export is under embargo, provides information on some special licensing requirements and, through its "Estimate Duties and Taxes" application, estimates applicable governmental charges, duties and fees.

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

  •
  FedEx® Ship Manager—this shipping software provides customers with a full range of shipping functions and the speed to handle medium to high package volumes. It is ideal for mailroom and warehouse environments where shipment processing is centralized.

  •
  FedEx® Ship Manager API—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their online environments by downloading software from the Internet that will allow them to connect real time with FedEx when placing shipping orders and scheduling pickup requests.

  •
  FedEx® Ship Manager Server—software that allows for maximum speed and integration with complex business systems. Can handle extremely high speed demands. Ideal for multiple users and locations where coordination and integration are needed across a complex business supply chain and associated systems.

  •
  FedEx Certified Solution Program—allows access to other carriers and complete integration solutions through certified third-party automation solution providers.

  •
  FedEx DirectLink®—enables customers to electronically receive, manage and remit FedEx Express and FedEx Ground invoicing data.

  •
  FedEx NetReturn®—uses a comprehensive Internet-based returns management system to allow customers to gain better control over the return inventory process, resulting in lower costs, improved cycle times and increased customer service levels.

  •
  FedEx NetReturn APITM—allows customers to seamlessly integrate FedEx Express and FedEx Ground services into their order management or inventory management applications by downloading software from the Internet that provides visibility of their authorized return inventory through automated dispatching, tracking and reporting throughout the returns process.

  •
  FedEx EDI Electronic Invoice and Remittance—integrates with customers' accounts payable systems to allow them to receive FedEx invoice data electronically, including data regarding domestic and international shipments, duties and taxes.

Marketing

        The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the "Official Worldwide Delivery Service Sponsor" of the National Football League. In addition, FedEx sponsors:

  •
  FedExField, the home of the NFL's Washington Redskins

  •
  The FedEx Orange Bowl, host of one of college football's Bowl Championship Series games

  •
  FedExForum, the future home of the NBA's Memphis Grizzlies

  •
  The FedEx St. Jude Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children's Research Hospital

  •
  The BMW WilliamsF1 Formula One racing team

  •
  The French Open tennis tournament

  •
  The PGA TOUR and the Champions Tour golf organizations

        From time to time, FedEx also undertakes special projects that help to publicize FedEx's service, such as the delivery in April 2003 of two giant pandas from Beijing, China to their new home at the Memphis Zoo. In addition to emphasizing FedEx's reputation for fast, reliable service to and from Asia through its extensive global transportation network, this mission highlighted FedEx's ability to ship unusual items.

U.S. Postal Service Agreements

        Under two agreements with the U.S. Postal Service that run through August 2008—one for domestic air transportation of postal shipments, and the other for placement of FedEx Drop Boxes at U.S. Post Offices:

  •
  We provide air capacity for transportation of Priority Mail, Express Mail and First Class Mail for the U.S. Postal Service, carrying predominately unitized shipments which are pre-sorted by the Postal Service into sacks, trays, tubs or containers. The air transportation agreement took effect in August 2001 and was amended in 2003 to allow us to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

  •
  We have the option to place a self-service drop box in every U.S. Post Office location. We began a national roll-out of the drop box program in June 2001 and, as of May 31, 2003, had placed approximately 5,000 drop boxes at U.S. Post Offices in approximately 325 metropolitan areas.

Pricing

        We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2003, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. We offer our customers discounts generally based on actual or potential average daily revenue produced.

        We have a dynamic fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2003 was based on the spot price for jet fuel published for April 2003. Changes to our fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com two weeks before the surcharge is applicable.

Operations

        Our global transportation and distribution services are provided through an extensive worldwide network consisting of numerous aviation and ground transportation operating rights and authorities, 643 aircraft, approximately 48,000 vehicles and trailers, sorting facilities, FedEx World Service Centers, FedEx Drop Boxes, FedEx ShipSites and FedEx Authorized ShipCenters, as well as sophisticated package tracking, billing and communications systems.

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

        Throughout our worldwide network, we operate city stations and employ a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. In some cities, we operate FedEx World Service Centers which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices. We have also formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores. In international regions where low package traffic makes our direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

        We are beginning to equip our couriers with the new FedEx® PowerPad to provide wireless access to the FedEx network. FedEx® PowerPad, which uses Bluetooth wireless technology, enhances and accelerates the package information available to customers by enabling couriers to wirelessly send and receive near real-time information and updates from any location. Every time a package is scanned, the FedEx® PowerPad immediately uploads information into FedEx COSMOS®, our advanced package tracking and tracing system. FedEx COSMOS® provides proof-of-delivery information, an electronically reproduced airbill for the customer and information regarding the location of a package within our system. For international shipments, we have developed FedEx ExpressclearSM, a worldwide electronic customs clearance system, which speeds up customs clearance by allowing customs agents in destination countries to review information about shipments before they arrive.

Fuel Supplies and Costs

        During 2003, we purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily.

        The following table sets forth our costs for aviation fuel and its percentage of total operating expenses for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Operating Expenses
2003	$1,058	6.8%
2002	852	5.9
2001	872	5.9
2000	724	5.1
1999	468	3.6

        In 2002, we implemented a dynamic fuel surcharge, which applies to all shipments tendered within the United States, all U.S. export shipments and shipments originating internationally, where legally and contractually possible. For a description of the dynamic fuel surcharge, see "Pricing." In past years, FedEx entered into jet fuel hedging contracts, which were designed to limit our exposure to fluctuations in jet fuel prices. Under these contracts, FedEx made (or received) payments based on the difference between a specified price and the market price of jet fuel, as determined by an index of spot market prices representing various geographic regions. The difference was recorded as an increase or decrease in fuel expense. FedEx effectively closed its hedge positions during the fourth quarter of 2001 and did not enter into any jet fuel hedging contracts during 2002 or 2003. To date, our dynamic fuel surcharge has obviated the need for jet fuel hedging contracts.

        Approximately 15% of our requirement for vehicle fuel is purchased in bulk. The remainder of our requirement is satisfied by retail purchases with various discounts.

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

        We currently hold certificates of authority to serve more foreign countries than any other United States all-cargo air carrier and our extensive, scheduled international route system allows us to offer single-carrier service to many points not served by our principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables us to offer international customers more extensive single-carrier service to a greater number of U.S. domestic points than can be provided currently by competitors. Many of our competitors in the international market, however, are government-owned, -controlled, or -subsidized carriers which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

        We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2003, we employed approximately 86,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 19% are employed in the Memphis area. Employees of our international branches and subsidiaries in the aggregate represent approximately 16% of all employees. We believe our relationship with our employees is excellent.

        We and our pilots, who are currently represented by the Air Line Pilots Association, International ("ALPA"), have been operating under a five-year collective bargaining agreement since May 31, 1999. The agreement provides, in part, for a 17% pay increase over the term of the contract (3.4% average annual increase), enhanced retirement benefits, direct pilot input on scheduling issues and limits on types of trips scheduled during certain times of the day.

        Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees.

Regulation

        Air.    Under the Federal Aviation Act of 1958, as amended, both the U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over us.

        The FAA's regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities, which may from time to time affect our ability to operate our aircraft in the most efficient manner. We hold an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as we maintain our standards of safety and meet the operational requirements of the regulations.

        The DOT's authority relates primarily to economic and security aspects of air transportation. The DOT's jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. We hold various certificates issued by the DOT, authorizing us to engage in U.S. and international air transportation of property and mail on a worldwide basis. Our international authority permits us to carry cargo and mail from several points in our U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT's approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair our ability to operate our air network in the most efficient manner.

        On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act, which, among other things, transferred responsibility for aviation security from the FAA to the new Transportation Security Administration ("TSA") within the DOT, and ultimately, the new Department of Homeland Security. The TSA has adopted and may in the future adopt security-related regulations, including new requirements for cargo security, which could impact our air operations or otherwise increase our costs.

        We participate in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the U.S. Department of Defense may requisition for military use certain of our wide-bodied aircraft in the event of a declared need, including a national emergency. We are compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through our participation in the CRAF program, we are entitled to bid on peacetime military cargo charter business. We, together with a consortium of other carriers, currently contract with the United States Government for charter flights.

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

Aircraft and Vehicles

        Our operating aircraft fleet at May 31, 2003 consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	8	34	42		155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	2	15	17		128,900
Boeing MD10-10(2)	19	0	19		117,800
Boeing DC10-10	44	4	48	(3)	117,800
Airbus A300-600	7	36	43		91,000
Airbus A310-200/300	35	16	51	(4)	69,800
Boeing B727-200	81	13	94		43,100
Boeing B727-100	28	0	28	(5)	31,100
Fokker F27-500	22	0	22		12,500
ATR 42-320	8	0	8		12,000
Fokker F27-600	8	0	8		11,500
Shorts 3-60	0	1	1	(6)	8,300
Cessna 208B	247	0	247		3,400
Cessna 208A	10	0	10		3,000

Total	522	121	643

(1)
Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.
(2)
The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.
(3)
Includes 13 aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(4)
Includes five aircraft that are not currently in operation and awaiting passenger-to-freighter modification.
(5)
We expect to retire five of these aircraft during 2004.
(6)
Aircraft was not in operation at May 31, 2003 and was returned to the lessor in June 2003.

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

  •
  The Fokker F27 and Cessna 208 turbo-prop aircraft are leased, and the ATR 42 turbo-prop aircraft will be leased following their passenger-to-freighter modification, to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.

        An inventory of spare engines and parts is maintained for each aircraft type.

        In addition, we "wet lease" 47 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

        At May 31, 2003, we operated worldwide approximately 48,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

        We are committed to purchase one A300, two A310s, ten A380s and 19 ATRs to be delivered through 2012. Deposits and progress payments of $27 million have been made toward these purchases and other planned aircraft-related transactions.

        The Airbus A380 aircraft is a new high-capacity, long-range aircraft. We will take delivery of three of the ten aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. We also hold options for ten additional Airbus A380 aircraft.

        Also see Note 13 of the accompanying audited financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

        At May 31, 2003, we operated the following sorting and handling facilities:

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

        Our facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. We lease these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, administrative and sorting buildings, other facilities, ramps and certain related equipment. We have the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate us to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and our rights thereunder could be affected by, any future lease or agreement between the Authority and the United States Government.

        In addition to the facilities noted above, we have major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan, Dubai, United Arab Emirates, and Frankfurt, Germany.

Administrative and Other Properties and Facilities

        Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, was designed to consolidate many administrative and training functions that had previously been spread throughout the Memphis metropolitan area. The office campus brings together approximately 2,600 employees. We also have facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by us. We also lease approximately 50 facilities in the Memphis area for administrative offices and warehouses.

        We lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas and Colorado Springs, Colorado. These facilities house our personnel and FedEx Services' personnel responsible for strategic software development and other functions that support FedEx's technology and e-commerce solutions.

        We own or lease 679 facilities for city station operations in the United States. In addition, 198 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

        As of May 31, 2003, we owned or leased space for 296 FedEx World Service Centers in the United States and had approximately 40,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. We also operate stand-alone mini-centers located on leaseholds in parking lots adjacent to office buildings, shopping centers and office parks, of which 42 were in service at May 31, 2003. As of May 31, 2003, we also had approximately 10,800 FedEx ShipSites and FedEx ShipCenters, which are drop-off locations situated within certain retailers, such as OfficeMax or Kinkos. Internationally, we have approximately 2,000 drop-off locations, including 48 FedEx World Service Centers.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        FedEx Express is a wholly owned subsidiary of FedEx, and there is no market for FedEx Express's Common Stock.

Item 6.    Selected Financial Data

        Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of liquidity, capital resources, critical accounting policies and outlook, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2003 of our parent company, FedEx.

        FedEx Services provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the financial summary below represents an allocation primarily of salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services. In addition, "Intercompany charges" also includes allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

        The key factors that affect our operating results are the volume of shipments transported through our network, as measured by our average daily volume; the mix of services purchased by our customers; the prices we obtain for our services, as measured by average revenue per package (yield); our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

        Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2003 or ended May 31 of the year referenced and comparisons are to the prior year.

Seasonality of Business

        Our express package and freight businesses are seasonal in nature. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically exhibited lower volumes relative to other periods.

        The transportation industry is affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect tonnage, revenues and earnings. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

New Accounting Pronouncements

        A number of new accounting pronouncements were enacted during 2003, mostly in connection with attempts to improve the transparency of financial reporting. None of these new pronouncements had a material effect on our financial position or results of operations during 2003. See Note 2 to the accompanying audited financial statements for discussion of these recent accounting pronouncements.

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2003	2002	Percent Change
Revenues:
Package:
U.S. overnight box	$5,432	$5,338	+ 2
U.S. overnight envelope	1,715	1,755	- 2
U.S. deferred	2,510	2,383	+ 5

Total U.S. domestic package revenue	9,657	9,476	+ 2
International Priority (IP)	4,367	3,834	+14

Total package revenue	14,024	13,310	+ 5
Freight:
U.S.	1,564	1,273	+23
International	400	384	+ 4

Total freight revenue	1,964	1,657	+19
Other	363	360	+ 1

Total revenues	16,351	15,327	+ 7
Operating expenses:
Salaries and employee benefits	6,855	6,467	+ 6
Purchased transportation	608	562	+ 8
Rentals and landing fees	1,548	1,524	+ 2
Depreciation and amortization	801	806	- 1
Fuel	1,231	1,009	+22
Maintenance and repairs	1,084	980	+11
Airline stabilization compensation	—	(119)	n/a
Intercompany charges	1,347	1,332	+ 1
Other	2,091	1,955	+ 7

Total operating expenses	15,565	14,516	+ 7

Operating income	$786	$811	- 3

Operating margin	4.8%	5.3%
Package statistics:
Average daily package volume (ADV):
U.S. overnight box	1,176	1,170	+ 1
U.S. overnight envelope	679	699	- 3
U.S. deferred	897	868	+ 3

Total U.S. domestic ADV	2,752	2,737	+ 1
IP	369	340	+ 9

Total ADV	3,121	3,077	+ 1

Revenue per package (yield):
U.S. overnight box	$18.18	$17.90	+ 2
U.S. overnight envelope	9.95	9.84	+ 1
U.S. deferred	11.02	10.77	+ 2
U.S. domestic composite	13.82	13.58	+ 2
IP	46.59	44.16	+ 6
Composite package yield	17.69	16.96	+ 4
Freight statistics:
Average daily freight pounds:
U.S.	8,969	7,736	+16
International	2,174	2,082	+ 4

Total average daily freight pounds	11,143	9,818	+13

Revenue per pound (yield):
U.S.	$.69	$.65	+ 6
International	.72	.72	—
Composite freight yield	.69	.66	+ 5

Revenues

        Total revenues increased 7% in 2003, largely due to increased IP and U.S. freight revenues. Year-over-year revenue comparisons reflect the impact in 2002 of the terrorist attacks on September 11, 2001, which adversely affected both U.S. outbound international shipments and U.S. domestic shipments, and the economic decline that began in calendar 2001. Higher U.S. freight revenues from increased average daily pounds during 2003 also affected year-over-year revenue comparisons, as we benefited from a full twelve months of operations and higher shipping levels under our transportation contract with the U.S. Postal Service ("USPS").

        During 2003, total package revenue increased 5%, due to increases in IP volumes and yield. IP volume growth occurred predominantly in Asia and Europe, which experienced average daily volume growth rates of 21% and 11%, respectively, during 2003. In the United States, package revenue increased 2% in 2003 due to higher yield and volumes in the U.S. deferred and U.S. overnight box categories. Total average daily package volumes for 2003 were at levels experienced in 1998.

        Yields increased in 2003 in nearly all service categories and composite average weight per package was flat. The increase in U.S. domestic package yield during 2003 was due to higher fuel surcharge revenue and average list price increases. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 3.5% became effective January 6, 2003. IP yield improvements during 2003 were due to favorable exchange rate differences, increased fuel surcharge revenue and growth in higher-yielding lanes.

        Fuel surcharge revenue was higher in 2003 due to higher jet fuel prices and the introduction of a dynamic international fuel surcharge in September 2002. Our fuel surcharge is based on the spot price for jet fuel. Using this index, the U.S. domestic fuel surcharge ranged between 2.0% and 5.5% during 2003 and between 0% and 3% from November 2001 through May 2002. International fuel surcharges were as high as 6% during 2003.

        Total freight revenue for 2003 increased significantly due to higher U.S. freight volume and yield, reflecting the impact of the USPS transportation agreement, which began in August 2001 and runs through August 2008. During 2003, we entered into a third addendum to the transportation agreement with the USPS, allowing us to continue carrying incremental pounds of mail through May 29, 2004 at higher committed volumes than required under the original agreement.

Operating Income

        During 2003, the 3% decrease in operating income and the decline in operating margin was attributable to increased employee benefit costs, higher maintenance expenses and, to a lesser extent, the net impact of higher fuel costs in an economic environment of sluggish U.S. domestic average daily package volumes. The decrease in operating income was also somewhat attributable to one fewer operating day during the year. Operating results during 2003 were impacted by unusually inclement weather during the winter and spring, which decreased business shipping, reduced operational efficiency and increased certain operating costs, such as for snow removal and de-icing.

        Salaries, wages and benefits were higher during 2003 due to wage rate increases and higher pension and healthcare costs. Also, the increase was partially the result of cost increases related to the USPS contract. Incentive compensation provisions declined in 2003 based on below-plan performance.

        Fuel consumption was higher in 2003, primarily due to an increase in aircraft usage as a result of incremental U.S. freight pounds transported under the USPS agreement and IP volume growth. During 2003, fuel costs were higher, due to a 16% increase in the average price per gallon of aircraft fuel. Higher net fuel costs negatively affected operating income during 2003 by $24 million, as fuel surcharge revenue increases were not sufficient to offset higher jet fuel prices.

        Maintenance expenses were higher during 2003, primarily due to the timing of scheduled maintenance events. Depreciation and amortization expense declined during 2003 reflecting a trend of decreasing levels of capital spending, as well as changes in estimated useful lives and salvage values.

        During 2003, other operating expenses also increased. In the prior year, reimbursements from the USPS for network expansion costs were reflected as credits to other operating expenses. These reimbursements, however, had no effect on operating income, as they represented the recovery of incremental costs incurred. Partially offsetting operating costs during 2003 was a gain from the insurance settlement on an aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income. During 2002, other operating expenses included $27 million from the favorable resolution of certain state tax matters.

Income Taxes

        Our effective tax rate was 37.5% in 2003 and 37.0% in 2002. The 37.5% effective tax rate in 2003 was higher due to lower state taxes in 2002. The 2002 rate was favorably impacted by the cessation of goodwill amortization and by several other factors, none of which were individually significant. The effective tax rate exceeds the statutory U.S. federal tax rate primarily because of state income taxes.

        For 2004, we expect the effective tax rate to be approximately 37.5%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Airline Stabilization Compensation

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million has been received as of May 31, 2003. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review of this determination. We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur.

Cost Savings Initiatives

        On June 2, 2003, we announced that we will offer voluntary early retirement and severance programs during 2004 to continue resizing our U.S. organization and improving profitability. The first program will offer voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, to certain groups of employees who are age 50 or older. The second program will offer voluntary severance incentives to eligible employees. Both programs are limited to eligible U.S. salaried staff employees and managers at FedEx Express.

        Depending on employee acceptance rates, the pretax charge for these programs is estimated to be $230 million to $290 million in 2004, with most of the charge to be incurred in the first half of the year. Approximately one-third of the pretax charge will be cash. The remainder of the costs relate primarily to pension and postretirement healthcare liabilities. The cost of these programs will be reflected as a separate component of operating expenses. The estimated savings from these programs are expected to be $100 million to $130 million in 2004, primarily in the second half of the year. Thus, the net cost of these programs in 2004 is expected to be $130 million to $160 million. In 2005 and beyond, the estimated annual savings from these programs are expected to be $150 million to $190 million. The savings from these programs will be reflected primarily in lower ongoing salaries, wages and benefit costs.

        Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, while maintaining our industry-leading service levels. We have significantly decreased capital expenditures by reducing aircraft orders, consolidating facilities and discontinuing low-value programs. The voluntary early retirement and severance programs are another step in this ongoing process of reducing our cost structure in order to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for FedEx's shareholders.

Outlook

        We expect revenue to increase during 2004, in both the domestic and international markets. During 2004, we expect the U.S. economy to remain sluggish at least through our first fiscal quarter, with year-over-year improvement expected to be evident in our second half results. We believe the fundamentals for domestic economic acceleration in the U.S. economy are in place and, as a result, we expect to see improvements in both yields and volumes. Pension, healthcare and maintenance expenses are expected to continue to increase at a faster rate than revenue growth.

        On June 2, 2003, we announced that we will offer voluntary early retirement and severance programs during 2004 to continue resizing our U.S. organization and improving profitability. See "Cost Savings Initiatives" for further discussion of these programs.

        While the net cost of these programs is expected to negatively impact operating margin in 2004, we expect margins will begin to increase in 2005 due to these and other efforts. Our expectation of improved performance is based upon continued aggressive cost management actions and a return to solid growth in our U.S. overnight box volumes related to anticipated improvements in the economy. These cost management actions and improved volumes, along with a sharp focus on productivity, are expected to produce improved operational efficiency as volume growth is absorbed with minimal increases in operating costs.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including (but not limited to) those contained in "Outlook," "Airline Stabilization Compensation" and "Cost Savings Initiatives" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

  •
  any impacts on our business resulting from new domestic or international government regulation;

  •
  the impact of any terrorist activities or international conflicts on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

  •
  our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

  •
  the extent to which eligible employees participate in our voluntary early retirement and severance programs;

  •
  sudden changes in fuel prices;

  •
  our ability to increase our fuel surcharge in response to rising fuel prices due to competitive pressures;

  •
  significant changes in the volumes of shipments transported through our networks, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  the amount of compensation we are entitled to receive and retain under the Air Transportation Safety and System Stabilization Act;

  •
  market acceptance of our new service and growth initiatives;

  •
  competition from other providers of transportation services, including our ability to compete with new or improved services offered by our competitors;

  •
  changes in customer demand patterns;

  •
  the impact of technology developments on our operations and on demand for our services;

  •
  disruptions to our technology infrastructure, including our computer systems and Web site;

  •
  our ability to obtain and maintain aviation rights in important international markets;

  •
  adverse weather conditions;

  •
  availability of financing on terms acceptable to us; and

  •
  other risks and uncertainties you can find in the press releases and SEC filings of FedEx and FedEx Express.

        As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed. As disclosed in Note 5 to the accompanying audited financial statements, we have outstanding long-term debt (exclusive of capital leases) of $650 million at May 31, 2003 and 2002. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $30 million as of May 31, 2003 and $33 million as of May 31, 2002. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities. Currently, derivative instruments are not used to manage interest rate risk.

        While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, British pound sterling, Canadian dollar and Japanese yen. Foreign currency fluctuations during 2003 did not have a material effect on our results of operations. At May 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $38 million for 2004 (the comparable amount in the prior year was approximately $30 million). This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

        We have market risk for changes in the price of jet fuel; however, this risk is largely mitigated by revenue from our fuel surcharge. In 2002, we implemented a new index for calculating our U.S. domestic fuel surcharge, which more closely links the fuel surcharge to prevailing market prices for jet fuel. In 2003, we implemented this methodology for determining a fuel surcharge on international shipments as well. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharge has a lag that exists before it is adjusted for changes in jet fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

        We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The following financial statements are filed with this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        FedEx Express engaged the services of Ernst & Young LLP as its independent auditors to replace Arthur Andersen LLP, effective April 12, 2002. For additional information, see FedEx Express's Current Report on Form 8-K dated March 11, 2002 (as amended by the Form 8-K/A filed on April 12, 2002).

Item 9A.    Controls and Procedures

        We maintain rigorous disclosure controls and procedures and internal control over financial reporting designed to ensure that our assets are adequately safeguarded and the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We perform a quarterly assessment of these procedures and controls requiring certification by our principal executive and financial officers.

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

        While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

        Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of May 31, 2003 (the end of the period covered by this Annual Report on Form 10-K).

        During our fiscal quarter ended May 31, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.    Principal Accountant Fees and Services

        Of the fees Ernst & Young LLP billed FedEx for services provided during 2003 and 2002, we estimate that the following amounts were for services related to FedEx Express. These amounts represent the fees that Ernst & Young directly billed to FedEx Express, as well as that portion of Ernst & Young's fees that FedEx allocated to FedEx Express through management fees.

	2003	2002
Audit fees	$4,390,000	$3,868,000
Audit-related fees	293,000	90,000
Tax fees	1,544,000	468,000
All other fees	14,000	669,000

Total	$6,241,000	$5,095,000

  •
  Audit Fees. Represents fees for professional services provided for the audit of FedEx Express's annual financial statements and review of FedEx Express's quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

  •
  Audit-Related Fees. Represents fees for assurance services related to the audit of FedEx Express's financial statements. The amount shown for 2003 includes fees primarily for benefit plan audits. The amount shown for 2002 represents fees related to agreed-upon procedures required under law pertaining to FedEx Express's application for compensation under the Air Transportation Safety and System Stabilization Act.

  •
  Tax Fees. Represents fees for professional services provided primarily for domestic and international compliance and tax advice. Tax compliance and preparation fees totaled $728,000 and $171,000 in 2003 and 2002, respectively.

  •
  All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amount shown for 2002 includes fees for healthcare benefit claims reviews.

        To help ensure the independence of our independent auditor, the Audit Committee of the Board of Directors of FedEx has approved and adopted a Policy on Engagement of Independent Auditor, which is available on FedEx's Web site at http://fdx.client.shareholder.com/governance.cfm.

        Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditor. The Audit Committee preapproves all audit services and non-audit services to be provided by our independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

        Each audit or non-audit service that is approved by the Audit Committee (excluding tax services performed in the ordinary course of our business) will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of FedEx authorized by the Audit Committee to sign on behalf of FedEx.

        The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee's opinion, the independence of our independent auditor.

        In addition, beginning on January 1, 2004, our independent auditor may not provide any services to FedEx officers or Audit Committee members, including financial counseling and tax services.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        1.    Financial Statements

        The consolidated financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein and are included on pages F-1 to F-25 herein.

             2.    Financial Statement Schedules

        The following financial statement schedule is filed with this Report:

Page Number
Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	S-1.1
Report of Arthur Andersen LLP, Independent Public Accountants, on Financial Statement Schedule	S-1.2
Schedule II—Valuation and Qualifying Accounts	S-2

        All other financial statement schedules have been omitted because they are not applicable or the required information is included in the accompanying audited financial statements.

             3.    Exhibits

        Exhibits 3.1, 3.2, 10.1 through 10.49, 12, 23.1, 23.2, 24 and 99.1 through 99.4 are being filed or furnished in connection with this Report or incorporated herein by reference.

        The Exhibit Index on pages E-1 through E-7 is incorporated herein by reference.

(b)        Reports on Form 8-K

        No Current Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 17, 2003	By:	/s/ DAVID J. BRONCZEK David J. Bronczek President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 17, 2003
/s/ TRACY G. SCHMIDT Tracy G. Schmidt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 17, 2003
/s/ MICHAEL W. HILLARD Michael W. Hillard	Vice President and Controller (Principal Accounting Officer)	July 17, 2003
/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 17, 2003
/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 17, 2003
/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President— International and Director	July 17, 2003
/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 17, 2003
/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 17, 2003
/s/ KENNETH R. MASTERSON* Kenneth R. Masterson	Director	July 17, 2003

Signature	Capacity	Date

/s/ DAVID F. REBHOLZ* David F. Rebholz	Executive Vice President—Operations and Systems Support and Director	July 17, 2003
/s/ CHRISTINE P. RICHARDS* Christine P. Richards	Director	July 17, 2003
*By:	/s/ MICHAEL W. HILLARD Michael W. Hillard Attorney-in-Fact	July 17, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2003 and 2002, and the related consolidated statements of income, changes in owner's equity and comprehensive income, and cash flows for each of the two years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Federal Express Corporation as of May 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated June 27, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation as of May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

                          /s/ Ernst & Young LLP

Memphis, Tennessee
June 23, 2003

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

                          /s/ Arthur Andersen LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Federal Express Corporation's filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$137	$118
Receivables, less allowances of $122 and $107	2,199	1,978
Spare parts, supplies and fuel, less allowances of $101 and $91	221	226
Deferred income taxes	341	384
Prepaid expenses and other	60	54
Due from parent company and other FedEx subsidiaries	—	5

Total current assets	2,958	2,765
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	6,624	5,843
Package handling and ground support equipment and vehicles	3,559	3,551
Computer and electronic equipment	666	660
Other	2,614	2,520

	13,463	12,574
Less accumulated depreciation and amortization	7,327	6,790

Net property and equipment	6,136	5,784
OTHER LONG-TERM ASSETS
Goodwill	340	340
Due from parent company	1,233	769
Other assets	296	291

Total other long-term assets	1,869	1,400

	$10,963	$9,949

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	May 31,
	2003	2002
CURRENT LIABILITIES
Current portion of long-term debt	$58	$6
Accrued salaries and employee benefits	523	537
Accounts payable	940	904
Accrued expenses	745	718
Due to parent company and other FedEx subsidiaries	156	97

Total current liabilities	2,422	2,262
LONG-TERM DEBT, LESS CURRENT PORTION	1,009	851
OTHER LONG-TERM LIABILITIES
Deferred income taxes	490	284
Pension, postretirement healthcare and other benefit obligations	510	515
Self-insurance accruals	465	419
Deferred lease obligations	456	409
Deferred gains, principally related to aircraft transactions	450	482
Other	43	54

Total other long-term liabilities	2,414	2,163
COMMITMENTS AND CONTINGENCIES
OWNER'S EQUITY
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,853	4,422
Accumulated other comprehensive loss	(33)	(47)

Total owner's equity	5,118	4,673

	$10,963	$9,949

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2003	2002	2001
REVENUES	$16,351	$15,327	$15,534
OPERATING EXPENSES
Salaries and employee benefits	6,855	6,467	6,301
Purchased transportation	608	562	584
Rentals and landing fees	1,548	1,524	1,419
Depreciation and amortization	801	806	797
Fuel	1,231	1,009	1,063
Maintenance and repairs	1,084	980	968
Airline stabilization compensation	—	(119)	—
Intercompany charges, net	1,347	1,332	1,317
Other	2,091	1,955	2,238

	15,565	14,516	14,687

OPERATING INCOME	786	811	847
OTHER INCOME (EXPENSE)
Interest, net	(44)	(56)	(59)
Other, net	(53)	(52)	(2)

	(97)	(108)	(61)

INCOME BEFORE INCOME TAXES	689	703	786
PROVISION FOR INCOME TAXES	258	260	287

NET INCOME	$431	$443	$499

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
OWNER'S EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

	Common Stock	Additional Paid Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Owner's Equity
BALANCE AT MAY 31, 2000	$—	$895	$3,505	$(34)	$4,366
Net income	—	—	499	—	499
Foreign currency translation adjustment, net of deferred tax benefit of $7	—	—	—	(20)	(20)

Total comprehensive income					479
Assets transferred to form FedEx Services	—	(597)	—	—	(597)

BALANCE AT MAY 31, 2001	—	298	4,004	(54)	4,248
Net income	—	—	443	—	443
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	7	7

Total comprehensive income					450
Net liabilities transferred from affiliate	—	—	(25)	—	(25)

BALANCE AT MAY 31, 2002	—	298	4,422	(47)	4,673
Net income	—	—	431	—	431
Foreign currency translation adjustment, net of deferred taxes of $8	—	—	—	30	30
Minimum pension liability adjustment, net of deferred tax benefit of $9	—	—	—	(16)	(16)

Total comprehensive income					445

BALANCE AT MAY 31, 2003	$—	$298	$4,853	$(33)	$5,118

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$431	$443	$499
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	801	806	797
Provision for uncollectible accounts	78	81	91
Aircraft-related (recoveries) impairment charges	—	(9)	102
Deferred income taxes and other noncash items	204	39	(43)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(220)	(177)	133
Decrease (increase) in other current assets	10	192	(102)
Increase (decrease) in accounts payable and other operating liabilities	87	(17)	139
Other, net	3	5	(28)

Cash provided by operating activities	1,394	1,363	1,588
INVESTING ACTIVITIES
Capital expenditures	(903)	(1,059)	(1,233)
Proceeds from:
Sale-leaseback transactions	—	—	237
Asset dispositions	3	9	11
Business acquisitions, net of cash acquired	—	(14)	—
Other, net	—	13	(5)

Cash used in investing activities	(900)	(1,051)	(990)
FINANCING ACTIVITIES
Principal payments on debt	(9)	(202)	—
Net payments to parent company	(464)	(95)	(587)
Other, net	(2)	4	—

Cash used in financing activities	(475)	(293)	(587)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	19	19	11
Balance at beginning of year	118	99	88

Balance at end of year	$137	$118	$99

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

        Fiscal Years.    Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2003 or ended May 31 of the year referenced.

        Principles of Consolidation.    The consolidated financial statements include the accounts of FedEx Express and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Credit Risk.    We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Historically, credit losses have been within management's expectations.

        Revenue Recognition.    Revenue is recognized upon delivery of shipments. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for certain discounts, money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

        Advertising.    Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $64 million, $62 million and $67 million in 2003, 2002 and 2001, respectively. In addition, FedEx Corporate Services, Inc. ("FedEx Services") performs marketing functions for us and the related charges are allocated to us and are reflected on the line item "Intercompany charges" on the consolidated statements of income. We believe the total amounts allocated reasonably reflect the costs of providing such services.

        Cash Equivalents.    Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Interest income was $2 million, $3 million and $5 million in 2003, 2002 and 2001, respectively.

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

        For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Range
Aircraft and related equipment	5 to 25 years
Package handling and ground support equipment and vehicles	3 to 30 years
Computer and electronic equipment	3 to 10 years
Other	2 to 30 years

        Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years, while vehicles are depreciated on a straight-line basis over five to ten years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. The changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $797 million, $796 million and $779 million in 2003, 2002 and 2001, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

        For income tax purposes, depreciation is generally computed using accelerated methods.

        Capitalized Interest.    Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $13 million in 2003 and $23 million in both 2002 and 2001.

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

        Pension and Postretirement Medical Plans.    These defined benefit plans are measured as of February 28 of each year using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases, future expected long-term returns on plan assets and future increases in healthcare costs. Generally, discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities. Assets for funded plans are displayed at fair value at the measurement date in the accompanying footnotes. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction.

        Goodwill.    Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets" in June 2001, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 15 to 40 years, and was reviewed for impairment under the policy for other long-lived assets. Since adoption of SFAS 142 in June 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. Accumulated amortization was $174 million at both May 31, 2003 and 2002.

        Income Taxes.    Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

        We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries' earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations for 2003 were approximately $145 million, which represent only a portion of total results associated with international shipments.

        Self-Insurance Accruals.    We are primarily self-insured for workers' compensation, employee healthcare and vehicle liabilities. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers' compensation, employee healthcare claims and vehicle liabilities are included in accrued expenses.

        Deferred Lease Obligations.    While certain aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. The deferred lease obligation is the cumulative excess of rent expense over rent payments.

        Deferred Gains.    Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions.

        Stock Compensation.    We participate in the stock-based compensation plans of our parent, FedEx. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations are applied by FedEx to measure expense for stock-based compensation plans.

        Derivative Instruments.    Effective June 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. All jet fuel hedging contracts were entered into on our behalf by FedEx. Prior to adoption of SFAS 133, jet fuel hedging contracts were accounted for under SFAS 80, "Accounting for Futures Contracts." Under SFAS 80, no asset or liability for the hedges was recorded and the income statement effect was recognized in fuel expense upon settlement of the contract. In the past, FedEx had jet fuel hedging contracts that would have qualified under SFAS 133 as cash flow hedges. However, during 2001 all outstanding jet fuel hedging contracts were effectively closed by entering into offsetting contracts. The net value of those contracts of $15 million ($9 million, net of tax) was recognized by FedEx as a deferred charge in the May 31, 2001 balance sheet. Effective June 1, 2001, under the SFAS 133 transition rules, the deferred charge was reclassified by FedEx to be included as a component of its accumulated other comprehensive loss. This entire charge was transferred to us and recognized in our fuel expense in 2002 as the related fuel was purchased. FedEx did not enter into any new jet fuel hedging contracts on our behalf during 2003 or 2002 and had no derivative instruments outstanding at May 31, 2003.

        Foreign Currency Translation.    Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within owner's equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations. Cumulative net foreign currency translation losses in accumulated other comprehensive loss were $17 million, $47 million and $54 million at May 31, 2003, 2002 and 2001, respectively.

        Reclassifications.    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

        Use of Estimates.    The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill); obsolescence of spare parts; income tax liabilities; self-insurance accruals; airline stabilization compensation; employee retirement plan obligations; and contingent liabilities.

Note 2:    Recent Accounting Pronouncements

        Variable Interest Entities.    Effective February 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation did not have any effect on our financial position or results of operations. Our VIE disclosure is included in Note 12.

        Guarantees and Indemnifications.    Effective January 1, 2003, we adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnities. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have any effect on our financial position or results of operations. Disclosure of our guarantees and indemnifications is included in Note 11.

        Asset Retirement Obligations, Impairment and Disposal of Long-Lived Assets and Accounting for Exit Costs. In 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations;" SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets;" and SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these statements did not have any effect on our financial position or results of operations.

Note 3:    Goodwill and Intangibles

        Effective June 1, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective June 1, 2001 and goodwill was tested for impairment by comparing the fair value to the carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. Based on our initial impairment tests, no impairment charges were recognized in 2002. The carrying amount of goodwill during the year ended May 31, 2003 and at May 31, 2003 and 2002 was $340 million.

        On March 1, 2002, a subsidiary of FedEx acquired for cash certain assets of Fritz Companies, Inc. that provide essential customs clearance services exclusively for us in three U.S. locations, at a cost of $36.5 million ($14 million of which was paid by us and recorded as goodwill.) Goodwill for tax purposes associated with this transaction will be deductible over 15 years.

        In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets other than goodwill and determined that they were appropriate. The components of our amortizing intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2003		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(37)	$73	$(32)

        Amortization expense for intangible assets other than goodwill was $5 million for 2003 and 2002. Estimated amortization expense is $5 million for each of the five succeeding fiscal years.

        Actual results of operations for 2003, 2002 and 2001 and pro forma results of operations for 2001 had we applied the nonamortization provisions of SFAS 142 in that period were as follows (in millions):

	Years ended May 31,
	2003	2002	2001
Reported net income	$431	$443	$499
Add: Goodwill amortization, net of tax	—	—	8

Adjusted net income	$431	$443	$507

Note 4:    Selected Current Liabilities

        The components of selected current liability captions were as follows (in millions):

	May 31,
	2003	2002
Accrued Salaries and Employee Benefits:
Salaries	$80	$73
Employee benefits	124	157
Compensated absences	319	307

	$523	$537

Accrued Expenses:
Self-insurance accruals	$285	$261
Taxes other than income taxes	237	215
Other	223	242

	$745	$718

Note 5:    Long-Term Debt and Other Financing Arrangements

        The components of our long-term debt were as follows (in millions):

	May 31,
	2003	2002
Senior debt, interest rate of 9.65%, due in 2013	$299	$299
Bonds, interest rate of 7.60%, due in 2098	239	239
Medium term notes, interest rates of 9.95% to 10.57%, due through 2007	44	44

	582	582
Capital lease obligations	420	204
Other debt, interest rates of 6.80% to 9.98%, due through 2017	65	71

	1,067	857
Less current portion	58	6

	$1,009	$851

        Capital lease obligations include certain special facility revenue bonds, which have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually with principal payments due at the end of the related lease agreements. In addition, during the fourth quarter of 2003, we amended four leases for MD11 aircraft, which now commit us to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, these amended leases are now accounted for as capital leases ($216 million at May 31, 2003).

        We incur other commercial commitments in the normal course of business to support our operations. Letters of credit at May 31, 2003 were $310 million. These instruments are generally required under certain U.S. domestic self-insurance programs and are used in the normal course of international operations. The underlying liabilities are reflected in the balance sheet. Therefore, no additional liability is reflected for the letters of credit.

        Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2003, are as follows (in millions):

Amount
2004	$25
2005	5
2006	7
2007	26
2008	—

        Long-term debt, exclusive of capital leases, had carrying values of approximately $650 million at each of May 31, 2003 and 2002, compared with estimated fair values of $831 million and $743 million at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

Note 6:    Lease Commitments

        We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. In addition, supplemental aircraft are leased under agreements that generally provide for cancellation upon 30 days notice.

        The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2003	2002
Aircraft	$221	$—
Package handling and ground support equipment and vehicles	207	189
Other, principally facilities	135	135

	563	324
Less accumulated amortization	267	237

	$296	$87

        During the fourth quarter of 2003, we amended four leases for MD11 aircraft, which now commit us to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, these amended leases are now accounted for as capital leases.

        Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2003	2002	2001
Minimum rentals	$1,271	$1,243	$1,189
Contingent rentals	107	132	92

	$1,378	$1,375	$1,281

        Contingent rentals are based on hours flown under supplemental aircraft leases.

        A summary of future minimum lease payments under capital leases and noncancellable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2003 is as follows (in millions):

	Capital Leases	Operating Leases
2004	$44	$1,187
2005	125	1,134
2006	102	1,074
2007	10	1,043
2008	10	962
Thereafter	237	7,854

	528	$13,254

Less amount representing interest	108

Present value of net minimum lease payments	$420

        We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, us.

Note 7:    Income Taxes

        Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2003	2002	2001
Current provision (credit):
Domestic:
Federal	$(22)	$132	$255
State and local	10	22	38
Foreign	38	38	35

	26	192	328

Deferred provision (credit):
Domestic:
Federal	216	68	(37)
State and local	16	2	(3)
Foreign	—	(2)	(1)

	232	68	(41)

	$258	$260	$287

        A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2003	2002	2001
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	2.4	2.2	2.8
Foreign operations	(0.3)	0.2	(2.4)
Other, net	0.4	(0.4)	1.1

Effective tax rate	37.5%	37.0%	36.5%

        The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment and leases	$301	$742	$266	$668
Employee benefits	233	42	241	52
Self-insurance accruals	217	—	236	—
Other	214	330	182	105

	$965	$1,114	$925	$825

        In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. The trial was conducted in the U.S. District Court in Memphis and concluded on May 28, 2003. The Court has not indicated when it might render its decision.

        The IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts. Based on these audits, the total proposed deficiency for the 1995 to 1998 period, including tax and interest through May 31, 2003, was approximately $202 million (representing $107 million of tax and $95 million of interest). In addition, we have continued to expense these types of maintenance costs subsequent to 1998. Previously, the IRS made similar attempts to require capitalization of airframe maintenance costs. In December 2000, the IRS issued a revenue ruling which permitted current deductions for routine airframe maintenance costs. As a result, the IRS conceded 100% of the airframe issue for 1993 to 1994 and we anticipate a similar result for all future years.

        We believe that our practice of expensing these types of maintenance costs is correct and consistent with industry practice and certain IRS rulings. We intend to vigorously contest the adjustments and do not believe it is probable that we will be required to pay $202 million to the IRS. Additionally, we expect to fully recover the amounts previously paid in litigation. Because the proposed adjustments relate solely to the timing of the income tax deduction for the above expenditures for federal income tax purposes, any adverse determination in this matter would not have an impact on our total income tax expense. Accordingly, we have not recognized any provision for the tax portion of the proposed deficiency. The income statement consequences if we do not prevail in the litigation on this matter would be for interest on the income taxes that would be payable upon assessment. The IRS has not assessed penalties on this matter. We do not expect any amounts that may ultimately be payable on this matter to be material to our financial position, results of operations or cash flows.

Note 8:    Employee Benefit Plans

        Pension Plans. A majority of our employees are covered by the FedEx Corporation Employees' Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits based on average earnings and years of service. Our employees make up in excess of 85% of the participants in this plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2003. Prior to 2001, we were the sponsor of a similar predecessor plan. Information regarding the funded status of the FedEx plan was as follows (in millions):

	May 31,
	2003	2002
Projected benefit obligation	$6,724	$5,886
Accumulated benefit obligation	5,665	4,791
Fair value of plan assets	5,685	5,381

        The weighted average actuarial assumptions for the FedEx plan were as follows:

	2003		2002	2001
Discount rate	6.99%		7.11%	7.74%
Rate of increase in future compensation levels	3.15		3.25	4.00
Expected long-term rate of return on assets	10.10	*	10.90	10.90
*
For 2004, the expected long-term rate of return on plan assets will be 9.10%.

        In addition, we incurred a net periodic benefit cost of $161 million, $98 million and $39 million in 2003, 2002 and 2001, respectively, for our participation in the FedEx Corporation Employees' Pension Plan. The increase in our 2003 expense is a result of a lower discount rate, a lower expected long-term rate of return and a reduction in the value of plan assets. A significant increase is also expected for 2004. This expense is included in the salaries and employee benefits caption on the accompanying statements of income.

        We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax benefit. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations.

        During 2003, we announced to our employees that the FedEx Corporation Employees' Pension Plan would be amended to add a cash balance feature, called the Portable Pension Account. Eligible employees as of May 31, 2003 may make a one-time election to accrue future pension benefits under either the new cash balance formula or the traditional pension benefit formula. This election is entirely optional. In either case, employees will retain all benefits previously accrued under the traditional pension benefit formula and will continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 will participate in the Portable Pension Account.

        Postretirement Healthcare Plans.    We sponsor a plan offering medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988.

        The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2003 and a statement of the funded status as of May 31, 2003 and 2002 for the plans currently sponsored by us (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2003	2002	2003	2002
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$213	$217	$291	$260
Service cost	11	12	24	24
Interest cost	9	13	23	23
Actuarial loss (gain)	7	(16)	24	(6)
Transfers of plan to parent	(54)	—	—	—
Benefits paid	(6)	(6)	(20)	(12)
Amendments, benefit enhancements and other	13	(7)	3	2

Projected benefit obligation at end of year	$193	$213	$345	$291

Accumulated Benefit Obligation	$164	$190

Change in Plan Assets
Fair value of plan assets at beginning of year	$78	$81	$—	$—
Actual loss on plan assets	(14)	(8)	—	—
Company contributions	10	9	17	10
Benefits paid	(6)	(6)	(20)	(12)
Other	10	2	3	2

Fair value of plan assets at end of year	$78	$78	$—	$—

Funded Status of the Plans	$(115)	$(135)	$(345)	$(291)
Unrecognized actuarial loss (gain)	26	7	(35)	(60)
Unamortized prior service cost	4	8	4	1
Unrecognized transition amount	1	2	—	—

Prepaid (accrued) benefit cost	$(84)	$(118)	$(376)	$(350)

Amounts Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$11	$7	$—	$—
Accrued benefit liability	(95)	(125)	(376)	(350)
Minimum pension liability	(28)	(3)	—	—
Accumulated other comprehensive income	25	—	—	—
Intangible asset	3	3	—	—

Prepaid (accrued) benefit cost	$(84)	$(118)	$(376)	$(350)

        The projected benefit obligation ("PBO") is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation ("ABO") also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through May 31.

        The Federal Express Corporation Retirement Parity Pension Plan was transferred to FedEx in March 2003. The portion of ABO representing our employees for 2002 was $46 million.

        Net periodic benefit cost for the three years ended May 31 was as follows (in millions) for the plans currently sponsored by us:

	Pension Plans			Postretirement Healthcare Plans
	2003	2002	2001	2003	2002	2001
Service cost	$11	$12	$13	$24	$24	$22
Interest cost	9	13	13	23	23	21
Expected return on plan assets	(5)	(5)	(6)	—	—	—
Net amortization and deferral	(1)	4	5	(2)	(2)	(1)

	$14	$24	$25	$45	$45	$42

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

	Pension Plans			Postretirement Healthcare Plans
	2003	2002	2001	2003	2002	2001
Discount rate	5.09%	5.91%	6.10%	6.75%	7.30%	8.18%
Rate of increase in future compensation levels	3.01	3.15	3.45	—	—	—
Expected long-term rate of return on assets	5.69	6.06	6.46	—	—	—

        Future medical benefit costs are estimated to increase at an annual rate of 12.50% during 2004, decreasing to an annual growth rate of 5.25% in 2010 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7.50% during 2004, decreasing to an annual growth rate of 5.25% in 2009 and thereafter. Our postretirement healthcare cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2003, or 2003 benefit expense.

        Defined Contribution Plans.    Profit sharing and other defined contribution plans are in place covering a majority of U.S. employees. Profit sharing plans provide for discretionary employer contributions, which are determined annually by our Board of Directors. Other plans provide matching funds based on employee contributions to 401(k) plans. Expense under these plans was $32 million in 2003 and 2002 and $72 million in 2001. There were no cash distributions made directly to employees in 2003 and 2002, and there were $38 million in 2001.

Note 9:    Business Segment Information

        We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

        The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2003	2002	2001
Package:
U.S. overnight box	$5,432	$5,338	$5,830
U.S. overnight envelope	1,715	1,755	1,871
U.S. deferred	2,510	2,383	2,492

Total domestic package revenue	9,657	9,476	10,193
International priority	4,367	3,834	3,940

Total package revenue	14,024	13,310	14,133
Freight:
U.S.(1)	1,564	1,273	651
International	400	384	424

Total freight revenue	1,964	1,657	1,075
Other	363	360	326

	$16,351	$15,327	$15,534

GEOGRAPHIC INFORMATION(2)
Revenues:
U.S.	$11,238	$10,772	$10,889
International	5,113	4,555	4,645

	$16,351	$15,327	$15,534

Long-lived assets:
U.S.	$6,493	$5,685	$5,599
International	1,512	1,499	1,230

	$8,005	$7,184	$6,829

(1)
Includes revenue from our air transportation agreement with the USPS which took effect in August 2001.
(2)
International revenue includes shipments that either originate in or are destined to locations outside the United States. Long-lived assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

Note 10:    Supplemental Cash Flow Information

        Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2003	2002	2001
Interest (net of capitalized interest)	$58	$76	$77
Income taxes (principally paid to parent)	83	167	369

        Noncash investing and financing activities for the year ended May 31, 2003 included $221 million related to the fair value of assets acquired under capital leases.

Note 11:    Guarantees and Indemnifications

        We adopted FIN 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications we issue or modify subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. Our adoption of FIN 45 did not have any effect on our financial position or results of operations during 2003.

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

        Operating Leases.    We have guarantees under certain operating leases, amounting to $104 million as of May 31, 2003, for the residual values of aircraft and vehicles at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

        Intra-Company Guarantees.    We provide guarantees on certain FedEx unsecured debt instruments aggregating approximately $950 million at May 31, 2003, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At May 31, 2003, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

        Special Facitlity Revenue Bonds.    Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. In certain cases, the bond proceeds were loaned to us and are included in long-term debt and, in other cases, the related lease agreements are accounted for as either capital leases or operating leases. Approximately $800 million in principal of these bonds (with total future principal and interest payments of approximately $1.5 billion as of May 31, 2003) is unconditionally guaranteed by us. Of the $800 million bond principal, $45 million was in long-term debt and $204 million was in capital lease obligations at May 31, 2003.

Note 12:    Variable Interest Entities

        We entered into a lease in July 2001 for two MD11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. This lease is accounted for as an operating lease. Under current accounting principles generally accepted in the United States, the assets and the related obligations are excluded from the consolidated balance sheet and the entity is not consolidated. The original cost of the assets under the lease was approximately $150 million.

        This lease contains residual value guarantees that obligate us, not the third-party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides us with the right to receive any residual returns of the entity if they occur. At May 31, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million (included in the $104 million operating lease residual value guarantees disclosed in Note 11). Under FIN 46, we will be required to consolidate the separate entity that owns the two MD11 aircraft beginning September 1, 2003. Since the entity was created before February 1, 2003, we will initially measure the assets and liabilities at their carrying amounts, which are the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease. Accordingly, our long-term assets and long-term liabilities will increase by approximately $140 million at September 1, 2003. The consolidation of this VIE will not have a material effect on our results of operations.

Note 13:    Commitments and Contingencies

        Annual purchase commitments under various contracts as of May 31, 2003, were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2004	$31	$129	$8	$168
2005	8	183	8	199
2006	13	156	8	177
2007	111	141	8	260
2008	131	86	8	225
Thereafter	1,709	95	136	1,940
(1)
Primarily aircraft modifications.
(2)
Primarily advertising and promotions contracts.

        We are committed to purchase one A300, two A310s, ten A380s and 19 ATR42s to be delivered through 2012. Deposits and progress payments of $27 million have been made toward these purchases and other planned aircraft-related transactions.

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million has been received as of May 31, 2003. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review of this determination. We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur.

Note 14:    Legal Proceedings

        A class action lawsuit is pending in Federal District Court in San Diego, California against us generally alleging that customers who had late deliveries during the 1997 Teamsters strike at United Parcel Service were entitled to a full refund of shipping charges pursuant to our money-back guarantee, regardless of whether they gave timely notice of their claim. At the hearing on the plaintiffs' motion for summary judgment, the court ruled against us. Including accrued interest through May 31, 2003 and fees for the plaintiffs' attorney, the judgment totals approximately $70 million. We have denied any liability with respect to this claim and intend to vigorously defend ourselves in this case. We have appealed the judgment to the U.S. Court of Appeals for the 9th Circuit and oral argument is scheduled for July 2003. We expect a ruling in the next nine months. No accrual has been recorded as we believe the case is without merit and it is probable we will prevail upon appeal.

        The Illinois state court has approved a settlement of the Illinois fuel surcharge class action matter. The lawsuit alleges that we imposed a fuel surcharge in a manner that is not consistent with the terms and conditions of our contracts with customers. Under the terms of the settlement, we will issue coupons to qualifying class members toward the purchase of future shipping services with us. The coupons will be subject to certain terms and conditions and will be redeemable for a period of one year from issuance. All appeals that were filed by class members have been resolved. Coupons will be issued to participating class members in early July 2003. The ultimate cost to us under the settlement agreement will not be material.

        Also, see Notes 7 and 13 for discussion of other legal proceedings.

        We are subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

Note 15:    Asset Impairments

        Asset impairment adjustments of $102 million were recorded in the fourth quarter of 2001. Impaired assets were adjusted to fair value based on estimated fair market values. All charges relating to asset impairments were reflected as other operating expenses in the Consolidated Statements of Income. The asset impairment charge consisted of two parts (in millions):

Certain assets related to the MD10 aircraft program	$93
Ayres program deposits and other	9

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

        The MD10 program charge was comprised primarily of the write-down of impaired DC10 airframes, engines and parts to a nominal estimated salvage value. Costs relating to the disposal of the assets were also recorded. The disposal was substantially completed during 2002 and a $9 million credit was recognized in operating income in 2002. The Ayres program charge was comprised primarily of the write-off of deposits for aircraft purchases. Capitalized interest and other costs estimated to be unrecoverable in connection with the bankruptcy of Ayres Corporation were also expensed.

Note 16:    Related Party Transactions

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at May 31, 2003 and 2002 primarily represent the net activity from participation in FedEx's consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates.

        The formation of FedEx Services at the beginning of 2001 represented the implementation of a business strategy that combined our sales, marketing and information technology functions with FedEx Ground Package System, Inc. ("FedEx Ground") to form a shared services company that supports the package businesses for both of us. FedEx Services provides our customers with a single point of contact for all express services. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and information technology functions. The line item "Intercompany charges" on the consolidated statements of income represents an allocation primarily of the costs of the services that FedEx Services provided for us. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. We believe the total amounts allocated reasonably reflect the cost of providing such services. In addition, associated assets of the sales, marketing and IT departments were transferred to FedEx for the formation of FedEx Services and are reflected as a distribution in the consolidated statements of changes in owner's equity and comprehensive income. The related depreciation and amortization for those assets is now allocated to these operating segments as "Intercompany charges."

        We also receive allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

        In connection with the formation of FedEx Services, certain customers doing business with both us and FedEx Ground are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $278 million at May 31, 2003 and $140 million at May 31, 2002.

Note 17:    Other Events

        On June 2, 2003, we announced we will offer voluntary early retirement and severance programs during 2004 to continue resizing our U.S. organization and improving profitability. The first program will offer voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, to certain groups of employees who are age 50 or older. The second program will offer voluntary severance incentives to eligible employees. Both programs are limited to eligible U.S. salaried staff employees and managers.

        Depending on employee acceptance rates, the pretax charge for these programs is estimated to be $230 million to $290 million in 2004, with most of the charge to be incurred in the first half of the year. Approximately one-third of the pretax charge will be cash. The remainder of the costs relate primarily to pension and postretirement healthcare liabilities. The cost of these programs will be reflected as a separate component of operating expenses.

Note 18:    Summary of Quarterly Operating Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
2003
Revenues	$3,934	$4,098	$4,064	$4,255
Operating income	128	228	133	297
Net income	67	127	69	168
2002
Revenues	$3,738	$3,814	$3,776	$3,999
Operating income	121	309	145	236
Net income	64	178	69	132

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2003 and 2002, and for each of the two years in the period ended May 31, 2003, and have issued our report thereon dated June 23, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included Schedule II—Valuation and Qualifying Accounts as of May 31, 2003 and 2002, and for each of the two years in the period ended May 31, 2003, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedule of Federal Express Corporation as of May 31, 2001 and for the year then ended was subjected to auditing procedures applied by other auditors, who have ceased operations, in their audit of the consolidated financial statements and whose report dated June 27, 2001, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of May 31, 2003 and 2002 and for each of the two years in the period ended May 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/ Ernst & Young LLP

Memphis, Tennessee
June 23, 2003

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

                          /s/ Arthur Andersen LLP

Memphis, Tennessee
June 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Federal Express Corporation's filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

S-1.2

SCHEDULE II

FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2003	$58	$78	$17	(a)	$88	(b)	$65
2002	$60	$81	$14	(a)	$97	(b)	$58
2001	$57	$91	$—		$88	(b)	$60
Sales Returns and Other Allowances
2003	$49	$—	$304	(c)	$296	(d)	$57
2002	$42	$—	$263	(c)	$256	(d)	$49
2001	$44	$—	$293	(c)	$295	(d)	$42
Inventory Valuation Allowance:
2003	$91	$12	$—		$2		$101
2002	$78	$14	$—		$1		$91
2001	$69	$11	$—		$2		$78
(a)
Transfers related to FedEx Ground factoring agreement
(b)
Uncollectible accounts written off, net of recoveries
(c)
Principally charged against revenue
(d)
Service failures, rebills and other

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
10.24
Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx's FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.25
Twenty-Fourth Supplemental Lease Agreement dated as of May 1, 2003 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx's FY03 Annual Report on Form 10-K, and incorporated herein by reference.)
10.26
Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.27
Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express's FY95 Annual Report on Form 10-K, and incorporated herein by reference.)
10.28
Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express's FY92 Annual Report on Form 10-K, and incorporated herein by reference.)
10.29
Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express's FY97 Annual Report on Form 10-K, and incorporated herein by reference.)
10.30
Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx's FY02 Annual Report on Form 10-K, and incorporated herein by reference.)
10.31
Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.32
Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
10.33
Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express's FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements
10.34
Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.35
Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx's FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
U.S. Postal Service Agreements
10.36
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
10.37
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
10.38
Addendum dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Express's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.39
Amendment dated December 13, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Express's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.40
Letter Amendment dated September 26, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Express's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)

10.41
Amendment dated August 31, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Express's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.42
Amendment dated August 28, 2001 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Express's Current Report on Form 8-K dated December 13, 2001, and incorporated herein by reference.)
10.43
First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.44
First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.45
Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY03 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.46
Amendment dated May 28, 2003 and First Amendment to Third Addendum dated June 4, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.46 to FedEx's FY03 Annual Report on Form 10-K, and incorporated herein by reference.)

Financing Agreements
10.47
Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx's FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.48
First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.49
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
Other Exhibits
*12	Statement re Computation of Ratio of Earnings to Fixed Charges.
*23.1	Consent of Ernst & Young LLP, Independent Auditors.
*23.2	Information Regarding Consent of Arthur Andersen LLP.
*24	Powers of Attorney.

*99.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FEDERAL EXPRESS CORPORATION CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
FEDERAL EXPRESS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (IN MILLIONS)
FEDERAL EXPRESS CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
FEDERAL EXPRESS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)
FEDERAL EXPRESS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  SCHEDULE II
FEDERAL EXPRESS CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001 (In millions)
EXHIBIT INDEX