Form 10-Q
period 2003-08-31
FEDERAL EXPRESS CORP
filed 2003-09-19
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 1-7806

FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	71-0427007 (I.R.S. Employer Identification No.)
3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)
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

        The number of shares of common stock outstanding as of September 15, 2003 was 1,000. The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant's common stock.

        The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

INDEX

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets August 31, 2003 and May 31, 2003		3-4
Condensed Consolidated Statements of Income Three Months Ended August 31, 2003 and 2002		5
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2003 and 2002		6
Notes to Condensed Consolidated Financial Statements		7-10
Independent Accountants' Review Report		11
ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	12-16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	18
Signature		19
Exhibit Index		E-1

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	August 31, 2003 (Unaudited)	May 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$157	$137
Receivables, less allowances of $108 and $122	2,192	2,199
Spare parts, supplies and fuel, less allowances of $104 and $101	213	221
Deferred income taxes	342	341
Prepaid expenses and other	51	60

Total current assets	2,955	2,958
PROPERTY AND EQUIPMENT, AT COST	13,489	13,463
Less accumulated depreciation and amortization	7,397	7,327

Net property and equipment	6,092	6,136
OTHER LONG-TERM ASSETS
Goodwill	340	340
Due from parent company	1,390	1,233
Other assets	339	296

Total other long-term assets	2,069	1,869

	$11,116	$10,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	August 31, 2003 (Unaudited)	May 31, 2003
CURRENT LIABILITIES
Current portion of long-term debt	30	58
Accrued salaries and employee benefits	515	523
Accounts payable	845	940
Accrued expenses	812	745
Due to parent company and other FedEx subsidiaries	239	156

Total current liabilities	2,441	2,422
LONG-TERM DEBT, LESS CURRENT PORTION	1,115	1,009
OTHER LONG-TERM LIABILITIES
Deferred income taxes	517	490
Pension, postretirement healthcare and other benefit obligations	531	510
Self-insurance accruals	472	465
Deferred lease obligations	431	456
Deferred gains, principally related to aircraft transactions	443	450
Other	35	43

Total other long-term liabilities	2,429	2,414
COMMITMENTS AND CONTINGENCIES
OWNER'S EQUITY
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,876	4,853
Accumulated other comprehensive loss	(43)	(33)

Total owner's equity	5,131	5,118

	$11,116	$10,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2003	2002
REVENUES	$4,109	$3,934
OPERATING EXPENSES:
Salaries and employee benefits	1,794	1,685
Purchased transportation	160	143
Rentals and landing fees	368	380
Depreciation and amortization	199	200
Fuel	293	271
Maintenance and repairs	284	293
Business realignment costs	132	—
Intercompany charges, net	347	339
Other	510	495

	4,087	3,806

OPERATING INCOME	22	128
OTHER INCOME (EXPENSE):
Interest, net	13	(12)
Other, net	(10)	(9)

	3	(21)

INCOME BEFORE INCOME TAXES	25	107
PROVISION FOR INCOME TAXES	2	40

NET INCOME	$23	$67

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended August 31,
	2003	2002
Operating Activities:
Net income	$23	$67
Noncash charges (credits):
Depreciation and amortization	199	200
Other, net	9	5
Changes in operating assets and liabilities, net	78	(115)

Net cash provided by operating activities	309	157
Investing Activities:
Capital expenditures	(101)	(392)
Proceeds from asset dispositions	—	1

Net cash used in investing activities	(101)	(391)
Financing Activities:
Principal payments on debt	(31)	—
Net (payments to) receipts from parent company	(157)	239

Net cash (used in) provided by financing activities	(188)	239

Net increase in cash and cash equivalents	20	5
Cash and cash equivalents at beginning of period	137	118

Cash and cash equivalents at end of period	$157	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Summary of Significant Accounting Policies

GENERAL

        This Quarterly Report on Form 10-Q reflects the operations of Federal Express Corporation ("FedEx Express") and our subsidiaries. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2003 and the consolidated results of our operations and cash flows for the three-month periods ended August 31, 2003 and 2002. Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

        We are a wholly-owned subsidiary of FedEx Corporation ("FedEx") engaged in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

        Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2004 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        RECENT ACCOUNTING PRONOUNCEMENTS.    During the first quarter of 2004, we adopted Statement of Financial Accounting Standards No. ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity." The adoption of these statements did not have any effect on our financial position or results of operations.

        AIRLINE STABILIZATION COMPENSATION.    In March 2003, the Department of Transportation ("DOT") asserted that we were overpaid under the Air Transportation Safety and System Stabilization Act (the "Act") by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review of this determination. We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable we have recorded, and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation recognized in 2002 could occur.

(2)   Business Realignment Costs

        During the first quarter of 2004, we offered early retirement and severance programs to continue resizing our U.S. organization and improving profitability. Voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, were offered to certain groups of employees who are age 50 or older. Voluntary severance incentives were offered to eligible employees. Both programs commenced August 1, 2003, are limited to our eligible U.S. salaried staff employees and managers and will expire during the second quarter of 2004. Also, certain management positions were eliminated during the first quarter of 2004, based on the anticipated staff reductions from the voluntary programs.

        The pretax cost for these voluntary programs and certain management severance is estimated to be $230 million to $290 million in 2004, with most of the cost to be incurred in the first half of the year. The ultimate cost will depend on actual employee acceptance rates of the voluntary programs. Between one-third and one-half of the pretax cost will be cash. The remainder of the costs relate primarily to incremental pension and postretirement healthcare benefits. Costs for the benefits provided under the voluntary programs are recognized in the period that eligible employees accept the offer. The cost of these initiatives is reflected as a separate component of operating expenses in the caption "Business realignment costs" in our unaudited condensed consolidated statements of income. The savings from these initiatives will be reflected primarily in lower ongoing salaries, wages and benefit costs.

        During the first quarter, we incurred $132 million of business realignment costs. Voluntary early retirement and severance program costs were $91 million. Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with this initiative were $41 million during the first quarter. No material payments of these costs were made in the first quarter of 2004.

(3)   Goodwill and Other Intangible Assets

        The carrying amount of goodwill at August 31, 2003 and May 31, 2003 was $340 million.

        The components of our amortizing intangible assets, included in other long-term assets on the accompanying unaudited condensed balance sheets, were as follows (in millions):

	August 31, 2003		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract based	$73	$(38)	$73	$(37)

        Amortization expense for intangible assets other than goodwill during the first quarter of 2004 was $1 million. Estimated amortization expense is $4 million for the remainder of 2004 and $5 million for each of the four succeeding fiscal years.

(4)   Comprehensive Income

        The following table provides a reconciliation of net income reported in our condensed consolidated financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2003	2002
Net income	$23	$67
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred tax benefit of $4 and deferred taxes of $2	(10)	2

Comprehensive income	$13	$69

(5)   Guarantees and Indemnifications

        We adopted Financial Accounting Standards Board Interpretation No. ("FIN") 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications we issue or modify subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. Substantially all of our guarantees and indemnifications were entered into prior to December 31, 2002 and have not been modified since then. Therefore, no amounts have been recognized in our financial statements for the underlying fair value of these agreements. During the first quarter, there were no contracts entered into or modified containing guarantees or indemnifications that must be recognized or disclosed.

        We provide guarantees on FedEx debt instruments jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At August 31, 2003, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

(6)   Variable Interest Entities ("VIE")

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

        This lease contains residual value guarantees that obligate us, not the third party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides us with the right to receive any residual returns of the entity if they occur. At August 31, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million. Under FIN 46, we will be required to consolidate the separate entity that owns the two MD11 aircraft beginning September 1, 2003. Since the entity was created before February 1, 2003, we will initially measure the assets and liabilities at their carrying amounts, which are the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease. Accordingly, our long-term assets and long-term liabilities will increase by approximately $140 million at September 1, 2003. The consolidation of this VIE will not have a material effect on our financial position, results of operations or cash flows.

(7)   Commitments and Contingencies

        As of August 31, 2003, our purchase commitments for the remainder of 2004 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft-Related(1)	Other(2)	Total
2004 (remainder)	$37	$109	$8	$154
2005	8	175	8	191
2006	13	143	8	164
2007	111	112	8	231
2008	131	74	8	213
Thereafter	1,709	79	136	1,924

(1)
Primarily aircraft modifications.
(2)
Primarily advertising and promotions contracts.

        We are committed to purchase one A300, two A310s, ten A380s, 17 ATR42s and two ATR72s to be delivered through 2012. Deposits and progress payments of $26 million have been made toward these purchases and other planned aircraft-related transactions.

        In September 2003, the 9th Circuit Court of Appeals ruled in our favor in the class action lawsuit alleging we improperly suspended our money-back guarantee during the UPS strike in 1997. The lower court had entered judgment against us of approximately $70 million, including accrued interest through August 31, 2003 and fees for the plaintiffs' attorney. The court of appeals has overturned that decision and entered judgment in our favor.

        In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The court held that these costs were ordinary and necessary business expenses and properly deductible by us. In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS had proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. After these discussions failed to result in a settlement, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid, plus interest. Although the IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts, we believe this ruling should also apply to future tax years.

        As a result of this ruling, we recognized a one-time benefit of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned to date on the amount we paid in 2001. These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). Future periods are not expected to be materially affected by the resolution of this matter.

        We are subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(8)   Related Party Transactions

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at August 31, 2003 and May 31, 2003 primarily represent the net activity from participation in FedEx's consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates.

        In addition, we also receive allocated charges from FedEx Corporate Services, Inc. ("FedEx Services") for sales, marketing and information technology functions and from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

        Certain customers doing business with both us and FedEx Ground Package System, Inc. ("FedEx Ground") are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $308 million at August 31, 2003 and $278 million at May 31, 2003.

(9)   Supplemental Cash Flow Information

	Three Months Ended August 31,
	2003	2002
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$28	$20
Income taxes (paid to parent)	—	39

        During the first quarter of 2004, we amended two leases for MD11 aircraft, which now require us to record $110 million in both fixed assets and long-term liabilities.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholder
Federal Express Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Federal Express Corporation as of May 31, 2003, and the related consolidated statements of income, changes in owner's equity and comprehensive income, and cash flows for the year then ended not presented herein and in our report dated June 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee September 16, 2003

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following management's discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying financial statements and our Annual Report on Form 10-K for the year ended May 31, 2003 ("Annual Report"), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended August 31, 2003. Also, for information regarding our critical accounting policies, see FedEx's Annual Report on Form 10-K for the year ended May 31, 2003.

        FedEx Services, a wholly owned subsidiary of FedEx, provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. The line item "Intercompany charges" on the accompanying financial summary represents an allocation primarily of salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services. In addition, "Intercompany charges" also includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

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

        Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2004 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2003	2002	Percent Change
Revenues:
Package:
U.S. overnight box	$1,348	$1,335	+1
U.S. overnight envelope	432	427	+1
U.S. deferred	606	591	+3

Total U.S. domestic package revenue	2,386	2,353	+1
International Priority (IP)	1,155	1,030	+12

Total package revenue	3,541	3,383	+5
Freight:
U.S.	365	380	-4
International	105	92	+14

Total freight revenue	470	472	—
Other	98	79	+24

Total revenues	4,109	3,934	+4
Operating expenses:
Salaries and employee benefits	1,794	1,685	+6
Purchased transportation	160	143	+12
Rentals and landing fees	368	380	-3
Depreciation and amortization	199	200	-1
Fuel	293	271	+8
Maintenance and repairs	284	293	-3
Business realignment costs	132	—	n/a
Intercompany charges, net	347	339	+2
Other	510	495	+3

Total operating expenses	4,087	3,806	+7

Operating income	$22	$128	-83

Operating margin	0.5%	3.3%

Package Statistics:
Average daily package volume (ADV):
U.S. overnight box	1,169	1,153	+1
U.S. overnight envelope	682	680	—
U.S. deferred	871	846	+3

Total U.S. domestic ADV	2,722	2,679	+2
IP	370	358	+3

Total ADV	3,092	3,037	+2

Revenue per package (yield):
U.S. overnight box	$18.02	$18.08	—
U.S. overnight envelope	9.90	9.81	+1
U.S. deferred	10.87	10.93	-1
U.S. domestic composite	13.70	13.72	—
IP	48.80	44.98	+8
Composite package yield	17.90	17.40	+3
Freight statistics:
Average daily freight pounds:
U.S.	7,898	8,965	-12
International	2,276	2,019	+13

Total average daily freight pounds	10,174	10,984	-7

Revenue per pound (yield):
U.S.	$.72	$.66	+9
International	.72	.71	+1
Composite freight yield	.72	.67	+7

Revenues

        During the first quarter of 2004, total revenue increased 4%, principally due to an increase in IP revenues. IP revenues grew 12% on 8% yield growth and 3% volume growth. Average daily volume growth was 9% in the Asian market. Outbound shipments from the U.S., Europe and Latin America experienced modest average daily volume growth. U.S. domestic volumes increased, yet continue to be below levels experienced prior to the economic slowdown, which began in calendar 2001. Freight revenue decreased slightly due to lower U.S. domestic volumes, despite increased yields.

        U.S. domestic composite yield was flat as a slight decline in average rate per pound was offset by increased fuel surcharge revenue. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 3.5% became effective January 6, 2003. The increase in IP yield was primarily attributable to Europe and was due to favorable exchange rate differences and increases in average weight per package and fuel surcharge revenue.

        Fuel surcharge revenue was higher in the first quarter of 2004 due to higher jet fuel prices and the introduction of a dynamic international fuel surcharge in September 2002. Our fuel surcharge is based on the spot price for jet fuel. Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 5.0% during the first quarter and between 2.0% and 2.5% during the prior year period. International fuel surcharges were as high as 4% during the first quarter of 2004.

Operating Income

        Operating income decreased during the first quarter of 2004. The decrease was attributable to $132 million of costs related to our early retirement and severance programs. See "Business Realignment Costs" for a discussion of these costs. Increases in revenues and ongoing cost control efforts offset higher salaries, wages and benefits from higher pension and healthcare costs and base salary increases. First quarter results for 2003 included a gain realized from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the quarter.

        During the first quarter, fuel costs were higher, due to a 9% increase in the average price per gallon of aircraft fuel. However, fuel surcharge revenue more than offset higher jet fuel prices. Maintenance expenses declined 3% during the first quarter.

        Purchased transportation costs increased in the first quarter as IP volume growth led to an increase in the utilization of global service providers. Rentals and landing fees decreased due to the amendment of six operating leases for MD11 aircraft that resulted in these aircraft being recorded in fixed assets. Depreciation and amortization expense remained flat during the first quarter, reflecting a trend of decreasing levels of capital spending.

Business Realignment Costs

        During the first quarter of 2004, we offered early retirement and severance programs to continue resizing our U.S. organization and improving profitability. Voluntary early retirement incentives, with enhanced pension and postretirement healthcare benefits, were offered to certain groups of employees who are age 50 or older. Voluntary severance incentives were offered to eligible employees. Both programs commenced August 1, 2003, are limited to eligible U.S. salaried staff employees and managers at FedEx Express and will expire during the second quarter of 2004. Also, certain management positions were eliminated during the first quarter of 2004, based on the anticipated staff reductions from the voluntary programs.

        The pretax cost for these voluntary programs and certain management severance is estimated to be $230 million to $290 million in 2004, with most of the cost to be incurred in the first half of the year. The ultimate cost will depend on actual employee acceptance rates of the voluntary programs. Between one-third and one-half of the pretax costs will be cash. The remainder of the costs relate primarily to incremental pension and postretirement healthcare benefits. Costs for the benefits provided under the voluntary programs are recognized in the period that eligible employees accept the offer. The cost of these initiatives is reflected as a separate component of operating expenses in the caption "Business realignment costs" in our unaudited condensed consolidated statements of income. We continue to expect the savings from these initiatives to be $100 million to $130 million in 2004, primarily in the second half of the year. The savings from these initiatives will be reflected primarily in lower ongoing salaries, wages and benefit costs. Based on employee acceptance levels to date, we believe the costs and savings will be near the high end of the ranges.

        During the first quarter, we incurred $132 million of business realignment costs. Voluntary early retirement and severance program costs were $91 million. Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits and professional fees directly associated with this initiative, were $41 million during the first quarter. No material payments of these costs were made in the first quarter of 2004.

Interest and Income Taxes

        During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The court held that these costs were ordinary and necessary business expenses and properly deductible. As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned to date on amounts previously paid to the IRS. Future periods are not expected to be materially affected by the resolution of this matter (also, see Note 7 to the accompanying financial statements).

        The change in net interest in the first quarter of 2004 was primarily due to the favorable resolution of the tax case described above. The reduction of our effective tax rate for the first quarter of 2004 to 9.1% was also due to the tax ruling described above. The effective tax rate for the first quarter and full year of 2003 was 37.5%. We expect the effective tax rate to be approximately 37.5% for the second through fourth quarters of 2004 and 36.5% for the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

Net Income

        Net income decreased in the first quarter of 2004 due to the business realignment costs. These costs were $132 million ($82 million, net of tax) and were partially offset by the $26 million, net of tax, benefit recognized due to the favorable ruling on the IRS tax case.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including (but not limited to) those contained in "Business Realignment Costs," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the domestic and international markets in which we operate, including the timing, speed and magnitude of the economy's recovery from the downturn that began in calendar 2001 in the sectors that drive demand for our services;

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

  •
  the extent to which eligible employees participate in our early retirement and severance programs;

  •
  sudden changes in fuel prices;

  •
  our ability to increase our fuel surcharge in response to rising fuel prices due to competitive pressures;

  •
  significant changes in the volumes of shipments transported through our network, the mix of services purchased by our customers or the prices we obtain for our services;

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

        We maintain appropriate policies, procedures and systems to support the timely and accurate reporting of our financial results. Our corporate forecasting and accounting close reporting processes form the foundation to ensure that all relevant information about our financial results is available to management. In addition, FedEx maintains a thorough quarterly and annual financial reporting process that ensures all key members of management have direct and meaningful input into our financial disclosures.

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

        Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of August 31, 2003 (the end of the period covered by this Quarterly Report on Form 10-Q).

        During our fiscal quarter ended August 31, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

        During the quarter ended August 31, 2003, FedEx Express filed one Current Report on Form 8-K. The report furnished FedEx's press release, dated June 24, 2003, announcing its financial results, including those of FedEx Express, for the quarter ended August 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION (Registrant)
Date: September 18, 2003	/s/ JAY L. COFIELD JAY L. COFIELD VICE PRESIDENT WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter re: Unaudited Interim Financial Statements.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX