Form 10-Q
period 2003-11-30
FEDERAL EXPRESS CORP
filed 2003-12-19
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State of incorporation)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 369-3600
(Registrant’s telephone number, including area code)

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

The number of shares of common stock outstanding as of December 15, 2003 was 1,000.  The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	November 30, 2003	May 31, 2003
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$289	$137
Receivables, less allowances of $113 and $122	2,318	2,199
Spare parts, supplies and fuel, less allowances of $108 and $101	213	221
Deferred income taxes	340	341
Prepaid expenses and other	57	60

Total current assets	3,217	2,958

PROPERTY AND EQUIPMENT, AT COST	13,759	13,463
Less accumulated depreciation and amortization	7,553	7,327

Net property and equipment	6,206	6,136

OTHER LONG-TERM ASSETS
Goodwill	340	340
Due from parent company	1,633	1,233
Other assets	375	296

Total other long-term assets	2,348	1,869

	$11,771	$10,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY

	November 30, 2003	May 31, 2003
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$82	$58
Accrued salaries and employee benefits	575	523
Accounts payable	1,165	940
Accrued expenses	899	745
Due to parent company and other FedEx subsidiaries	193	156

Total current liabilities	2,914	2,422

LONG-TERM DEBT, LESS CURRENT PORTION	1,193	1,009

OTHER LONG-TERM LIABILITIES
Deferred income taxes	524	490
Pension, postretirement healthcare and other benefit obligations	579	510
Self-insurance accruals	479	465
Deferred lease obligations	481	456
Deferred gains, principally related to aircraft transactions	436	450
Other	45	43

Total other long-term liabilities	2,544	2,414

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,845	4,853
Accumulated other comprehensive loss	(23)	(33)

Total owner’s equity	5,120	5,118

	$11,771	$10,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

REVENUES	$4,250	$4,098	$8,359	$8,032

OPERATING EXPENSES:
Salaries and employee benefits	1,768	1,680	3,562	3,365
Purchased transportation	172	151	332	294
Rentals and landing fees	381	398	749	778
Depreciation and amortization	200	201	399	401
Fuel	310	307	603	578
Maintenance and repairs	292	276	576	569
Business realignment costs	276	—	408	—
Intercompany charges, net	350	329	697	668
Other	520	528	1,030	1,023
	4,269	3,870	8,356	7,676

OPERATING INCOME (LOSS)	(19)	228	3	356

OTHER INCOME (EXPENSE):
Interest, net	(16)	(9)	(3)	(21)
Other, net	(13)	(15)	(23)	(24)
	(29)	(24)	(26)	(45)

INCOME (LOSS) BEFORE INCOME TAXES	(48)	204	(23)	311

PROVISION (BENEFIT) FOR INCOME TAXES	(18)	77	(16)	117

NET INCOME (LOSS)	$(30)	$127	$(7)	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2003	2002

Operating Activities:
Net income (loss)	$(7)	$194
Noncash charges (credits):
Depreciation and amortization	399	401
Other, net	28	51
Changes in operating assets and liabilities, net	434	(81)

Net cash provided by operating activities	854	565

Investing Activities:
Capital expenditures	(261)	(560)
Proceeds from asset dispositions	2	2

Net cash used in investing activities	(259)	(558)

Financing Activities:
Principal payments on debt	(43)	—
Net (payments to) receipts from parent company	(400)	7
Other, net	—	(1)

Net cash (used in) provided by financing activities	(443)	6

Net increase in cash and cash equivalents	152	13
Cash and cash equivalents at beginning of period	137	118

Cash and cash equivalents at end of period	$289	$131

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

GENERAL

This Quarterly Report on Form 10-Q reflects the operations of Federal Express Corporation (“FedEx Express”) and our subsidiaries.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2003.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2003 and the results of our operations for the three- and six-month periods ended November 30, 2003 and 2002 and our cash flows for the six-month periods ended November 30, 2003 and 2002.  Operating results for the three- and six-month periods ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

We are a wholly-owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2004 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS.  During the first quarter of 2004, we adopted Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity.”  The adoption of these statements did not have any effect on our financial position or results of operations.

AIRLINE STABILIZATION COMPENSATION.  In March 2003, the Department of Transportation (“DOT”) asserted that we were overpaid under the Air Transportation Safety and System Stabilization Act (the “Act”) by $31.6 million and has demanded repayment.  We have filed requests for administrative and judicial review of this determination.  We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable we have recorded and that we will not be required to pay any portion of the DOT’s $31.6 million demand.  However, we cannot be assured of the ultimate outcome of this matter and it is reasonably possible that a material reduction to the $119 million of compensation we recognized in 2002 could occur.  Based on the DOT’s assertion, the range for potential loss on this matter is zero to $49.6 million.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement.  The current agreement will become amendable on May 31, 2004.

(2) Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of our employees who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs.  Also, certain management positions were eliminated based on the anticipated staff reductions from the voluntary programs.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  The savings from these initiatives will be reflected primarily in lower ongoing salaries, wages and benefit costs.

The components of our business realignment costs and changes in the related accrual were as follows for the three and six months ended November 30, 2003 (in millions):

Three months ended November 30, 2003:

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balance	$4	$33	$24	$61
Charged to expense	145	124	7	276
Cash paid	(7)	(104)	(7)	(118)
Amounts charged to other assets/liabilities	(140)	—	2	(138)
Ending accrual balance	$2	$53	$26	$81

Six months ended November 30, 2003:

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balance	$—	$—	$—	$—
Charged to expense	203	157	48	408
Cash paid	(7)	(104)	(10)	(121)
Amounts charged to other assets/liabilities	(194)	—	(12)	(206)
Ending accrual balance	$2	$53	$26	$81

(1) Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with the business realignment initiative.

Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

(3) Goodwill and Other Intangible Assets

The carrying amount of goodwill at November 30, 2003 and May 31, 2003 was $340 million.

The components of our amortizing intangible assets, included in other long-term assets on the accompanying unaudited balance sheets, were as follows (in millions):

	November 30, 2003		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$73	$(39)	$73	$(37)

Amortization expense for intangible assets other than goodwill during the second quarter of 2004 was $1 million ($2 million year to date).  Estimated amortization expense is $2 million for the remainder of 2004 and $5 million for each of the four succeeding fiscal years.

(4) Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) reported in our financial statements to comprehensive income (loss) (in millions):

	Three Months Ended November 30,
	2003	2002

Net income (loss)	$(30)	$127
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $4	20	—
Comprehensive income (loss)	$(10)	$127

	Six Months Ended November 30,
	2003	2002

Net income (loss)	$(7)	$194
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $0 and $2	10	2
Comprehensive income	$3	$196

(5) Guarantees

We provide guarantees on FedEx debt instruments jointly and severally with other affiliated companies in the FedEx consolidated group.  In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreements, which back its commercial paper program.  At November 30, 2003, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available.  The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

(6) Variable Interest Entities (“VIE”)

We entered into a lease in July 2001 for two MD11 aircraft.  These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation.  The original cost of the assets under the lease was approximately $150 million.

This lease contains residual value guarantees that obligate us, not the third party owners, to absorb the majority of the losses, if any, of the entity.  The lease also provides us with the right to receive any residual returns of the entity if they occur.  At November 30, 2003, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million.  Financial Accounting Standards Board Interpretation No. (“FIN”) 46 required us to consolidate the separate entity that owns the two MD11 aircraft.  Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in our financial statements if FIN 46 had been effective at the inception of the lease).  The consolidation of the entity at September 1, 2003 resulted in an increase in our long-term assets and long-term liabilities of approximately $140 million.  The consolidation of this VIE did not have a material effect on our financial position, results of operations or cash flows.

(7) Commitments and Contingencies

As of November 30, 2003, our purchase commitments for the remainder of 2004 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft - Related (1)	Other (2)	Total

2004 (remainder)	$7	$89	$8	$104
2005	9	175	8	192
2006	13	143	8	164
2007	111	112	8	231
2008	131	75	8	214
Thereafter	1,708	79	135	1,922

(1) Primarily aircraft modifications.

(2) Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services.  Such contracts include those for certain purchases of aircraft, aircraft modifications and advertising and promotions contracts.  Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

We are committed to purchase two A310s, ten A380s and 13 ATR42s to be delivered through 2012.  Deposits and progress payments of $26 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify DC10s from passenger to freighter aircraft and the payments related to these activities are included in the table above.

In September 2003, the 9th Circuit Court of Appeals ruled in our favor in the class action lawsuit alleging we improperly suspended our money-back guarantee during the UPS strike in 1997.  The lower court had entered judgment against us of approximately $70 million, including accrued interest and fees for the plaintiffs’ attorney.  The court of appeals has overturned that decision and entered judgment in our favor.

In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The court held that these costs were ordinary and necessary business expenses and properly deductible by us.  In connection with an Internal Revenue Service (“IRS”) audit for the tax years 1993 and 1994, the IRS had proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice.  After settlement discussions failed to resolve this matter, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid plus interest.  Although the IRS has continued to assert its position in audits for the years 1995 through 1998 with respect to maintenance costs for jet engines and rotable aircraft parts, we believe this ruling should also apply to future tax years.

As a result of this ruling, we recognized a one-time benefit in the first quarter of 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on the amount we paid in 2001.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.

On November 19, 2003, the IRS appealed this ruling to the Sixth Circuit Court of Appeals.  A schedule for the appeal has not been set.  However, we believe the District Court’s ruling will be upheld on appeal.

We are subject to other legal proceedings that arise in the ordinary course of our business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(8) Related Party Transactions

Affiliate company balances that are currently payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at November 30, 2003 and May 31, 2003 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated net interest on these amounts at market rates.

In addition, we also receive allocated charges from FedEx Corporate Services, Inc. (“FedEx Services”) for sales, marketing and information technology functions and from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.  We believe the total amounts allocated reasonably reflect the cost of providing such services.

Certain customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”) are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $334 million at November 30, 2003 and $278 million at May 31, 2003.

(9) Supplemental Cash Flow Information

	Six Months Ended November 30,
	2003	2002
	(In millions)
Cash payments for:
Interest, net of capitalized interest	$46	$29
Income taxes primarily (received from) paid to parent	(24)	90

We amended two leases for MD11 aircraft during the first quarter of 2004, which required us to record $110 million in both fixed assets and long-term liabilities.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholder
Federal Express Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Federal Express Corporation as of May 31, 2003, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein and in our report dated June 23, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
December 16, 2003

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended May 31, 2003 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended November 30, 2003.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K for the year ended May 31, 2003.

FedEx Services, a wholly owned subsidiary of FedEx, provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground.  The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided.  The line item “Intercompany charges, net” on the accompanying financial summary represents an allocation primarily of salaries, wages and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services.  In addition, “Intercompany charges, net” includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.  We believe the total amounts allocated reasonably reflect the cost of providing such services.

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

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income (loss) (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	2003	2002		2003	2002
Revenues:
Package:
U.S. overnight box	$1,347	$1,351	—	$2,695	$2,686	—
U.S. overnight envelope	408	422	(3)	840	849	(1)
U.S. deferred	626	624	—	1,232	1,215	1
Total U.S. domestic package revenue	2,381	2,397	(1)	4,767	4,750	—
International priority (IP)	1,258	1,100	14	2,413	2,130	13
Total package revenue	3,639	3,497	4	7,180	6,880	4
Freight:
U.S.	401	401	—	766	781	(2)
International	98	102	(4)	203	194	5
Total freight revenue	499	503	(1)	969	975	(1)
Other	112	98	14	210	177	19
Total revenues	4,250	4,098	4	8,359	8,032	4
Operating expenses:
Salaries and employee benefits	1,768	1,680	5	3,562	3,365	6
Purchased transportation	172	151	14	332	294	13
Rentals and landing fees	381	398	(4)	749	778	(4)
Depreciation and amortization	200	201	—	399	401	—
Fuel	310	307	1	603	578	4
Maintenance and repairs	292	276	6	576	569	1
Business realignment costs	276	—	n/a	408	—	n/a
Intercompany charges, net	350	329	6	697	668	4
Other	520	528	(2)	1,030	1,023	1
Total operating expenses	4,269	3,870	10	8,356	7,676	9
Operating income (loss)	$(19)	$228	n/a	$3	$356	n/a
Operating margin	(0.4)%	5.6%		0.0%	4.4%

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,169	1,183	(1)	1,169	1,168	—
U.S. overnight envelope	655	685	(4)	668	683	(2)
U.S. deferred	924	903	2	898	874	3
Total U.S. domestic ADV	2,748	2,771	(1)	2,735	2,725	—
IP	397	381	4	383	369	4
Total ADV	3,145	3,152	—	3,118	3,094	1

Revenue per package (yield):
U.S. overnight box	$18.29	$18.12	1	$18.15	$18.10	—
U.S. overnight envelope	9.90	9.79	1	9.90	9.80	1
U.S. deferred	10.74	10.95	(2)	10.81	10.94	(1)
U.S. domestic composite	13.75	13.73	—	13.72	13.73	—
IP	50.30	45.86	10	49.57	45.43	9
Composite package yield	18.37	17.61	4	18.13	17.51	4

Freight Statistics
Average daily freight pounds:
U.S.	8,649	9,469	(9)	8,270	9,215	(10)
International	2,092	2,271	(8)	2,185	2,144	2
Total average daily freight pounds	10,741	11,740	(9)	10,455	11,359	(8)

Revenue per pound (yield):
U.S.	$0.74	$0.67	10	$0.73	$0.67	9
International	0.74	0.71	4	0.73	0.71	3
Composite freight yield	0.74	0.68	9	0.73	0.68	7

Revenues

Total revenues increased in both the second quarter and first half of 2004, principally due to higher IP revenues, particularly in Asia and Europe.  During the second quarter and first half, IP revenues experienced double-digit growth on higher yield (10% and 9%, respectively) and 4% volume growth.  Asia experienced strong average daily volume growth during both the second quarter and first half, while outbound shipments from Europe and Latin America experienced improving average daily volume growth.  The increase in IP yield was primarily attributable to Europe and was due to favorable exchange rate differences and increases in international average weight per package and fuel surcharge revenue.

U.S. domestic volumes decreased slightly during the second quarter and were flat for the first half of 2004.  U.S. domestic composite yield was flat for both the second quarter and first half, as a slight decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue.  For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 3.5% became effective January 6, 2003.  Freight revenue decreased slightly in both the second quarter and first half of 2004 due to lower U.S. domestic volumes, despite increased yields.  In December, we announced a 2.5% average list price increase on U.S. domestic shipments and U.S. outbound international shipments, effective January 5, 2004.

Fuel surcharge revenue was higher in the second quarter and first half of 2004 due to higher jet fuel prices and the introduction of certain international dynamic fuel surcharges in September 2002.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 4.5% during the first half of 2004 and between 2.0% and 4.0% during the prior year period.  International fuel surcharges were as high as 4.5% during the first half of 2004.

Operating Income (Loss)

Operating income decreased during the second quarter and first half of 2004.  The decrease was attributable to $276 million of costs in the second quarter and $408 million of costs in the first half related to our early retirement and severance programs.  Increases in revenues, ongoing cost control efforts and some voluntary early retirement and severance savings offset higher salaries, wages and benefits from higher pension and healthcare costs, base salary increases and higher variable compensation.  In addition, operating income was negatively affected by higher maintenance costs in the second quarter.

During the first half of 2004, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, despite a decline in gallons consumed.  However, fuel surcharge revenue more than offset higher jet fuel prices primarily due to the introduction of certain international dynamic fuel surcharges in September 2002.  Purchased transportation costs increased in the second quarter and first half of 2004 as IP volume growth led to an increase in the utilization of global service providers, primarily for contract pick-up and delivery services.  Intercompany charges increased during the second quarter and first half of 2004 due to higher pension and healthcare costs, base salary increases and higher variable compensation at FedEx Services.

Rentals and landing fees decreased in the second quarter and first half of 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease.  In addition, as discussed in Note 6 to the accompanying unaudited financial statements, two additional MD11s were recorded as fixed assets under capital lease at September 1, 2003 as a result of the adoption of FIN 46.  Depreciation and amortization expense remained flat during the second quarter and first half, despite the additional depreciation from the eight MD11 aircraft added to fixed assets.  Partially offsetting higher operating costs during the first half of 2003 was a gain, recognized in the first quarter, from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the first half.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs.  Also, certain management positions were eliminated based on the anticipated staff reductions from the voluntary programs.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.

We expect the savings from these initiatives to be $130 million to $140 million in 2004, primarily in the second half of the year.  Approximately $25 million of savings were realized in the second quarter, reflected primarily in lower ongoing salaries, wages and benefit costs.  The response to these voluntary programs substantially exceeded our expectations.  Consequently, replacement management and staff will be required and employee departure dates may be deferred up to May 31, 2004.  Also, we expect to incur second half charges of $10 million to $20 million.  Therefore, full-year costs and savings will be slightly higher than our previous estimates.  The ultimate costs and savings from our early retirement and severance initiatives will depend, among other things, on the number, timing, mix and relocation costs of replacement staff required.

The components of our business realignment costs and changes in the related accrual were as follows for the three and six months ended November 30, 2003 (in millions):

Three months ended November 30, 2003:

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balance	$4	$33	$24	$61
Charged to expense	145	124	7	276
Cash paid	(7)	(104)	(7)	(118)
Amounts charged to other assets/liabilities	(140)	—	2	(138)
Ending accrual balance	$2	$53	$26	$81

Six months ended November 30, 2003:

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balance	$—	$—	$—	$—
Charged to expense	203	157	48	408
Cash paid	(7)	(104)	(10)	(121)
Amounts charged to other assets/liabilities	(194)	—	(12)	(206)
Ending accrual balance	$2	$53	$26	$81

(1) Costs for management severance agreements, including compensation related to previously granted stock options, incremental pension and healthcare benefits, and professional fees directly associated with the business realignment initiative.

Total cash payments under these programs are expected to be approximately $215 million.  Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, while maintaining our industry-leading service levels.  The early retirement and severance programs are another step in this ongoing process of reducing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholders.  We continue to examine cost reduction opportunities and may identify additional actions that result in the recognition of charges in 2004 and beyond.

Interest and Income Taxes

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal (also, see Note 7 to the accompanying unaudited financial statements).

Net interest expense increased 78% in the second quarter of 2004 due to the amendment of aircraft operating leases and the adoption of FIN 46, which together resulted in eight MD11 aircraft being recorded in fixed assets and the related obligations being recorded in long-term debt.  Net interest expense decreased 86% in the first half of 2004, as the favorable resolution of the tax case described above more than offset the increased interest expense related to the eight MD11 aircraft.

Our effective tax rates for the second quarter and first half of 2004 were 37.5% and 68.3%, respectively.  The effective tax rate for the first half of 2004 is higher than the statutory rate primarily due to the one-time tax benefit of $7 million described above.  The effective tax rate for both the second quarter and first half of 2003 was 37.5%.  We expect the effective tax rate to be approximately 37.5% for the third and fourth quarters of 2004 and 36.5% for the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

Net Income (Loss)

Net income decreased in the second quarter and first half of 2004 due to business realignment costs.  These costs were $276 million ($171 million, net of tax) for the second quarter.  For the first half of 2004, these costs were $408 million ($253 million, net of tax) and were partially offset by the $26 million, net of tax, benefit recognized in the first quarter due to the favorable ruling on the IRS tax case.

Subsequent Event

On December 18, 2003, one of our owned MD-10 aircraft landed at the Memphis International Airport, sustaining significant damage.  The National Transportation Safety Board has begun an inquiry regarding the accident.  The aircraft was fully insured.  The financial impact will not be material to our financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Business Realignment Costs,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

•                                any impacts on our business resulting from new regulatory actions affecting aviation rights and labor rules;

•                                the impact of any international conflicts or terrorist activities or related security measures on the United States and global economies in general, or the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

•                                our ability to manage our cost structure for capital expenditures and operating expenses and match them, especially those relating to aircraft, vehicle and sort capacity, to shifting customer volume levels;

•                                the number, timing, mix and relocation costs of replacement staff required as a result of our early retirement and severance initiatives;

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

Item 4.  Controls and Procedures

We maintain rigorous disclosure controls and procedures and internal control over financial reporting designed to ensure that our assets are adequately safeguarded and the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We perform a quarterly assessment of these procedures and controls requiring certification by our principal executive and financial officers.

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

Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of November 30, 2003 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5. Other Information

On December 18, 2003, one of our owned MD-10 aircraft landed at the Memphis International Airport, sustaining significant damage.  The National Transportation Safety Board has begun an inquiry regarding the accident.  The aircraft was fully insured.  The financial impact will not be material to our financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	Exhibit Number	Description of Exhibit

10.1

Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit 10.1 to FedEx’s 2004 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.  (Filed as Exhibit 10.2 to FedEx’s 2004 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

During the quarter ended November 30, 2003, FedEx Express filed one Current Report on Form 8-K.  The report furnished FedEx’s press release, dated September 17, 2003, announcing its financial results, including those of FedEx Express, for the quarter ended August 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: December 19, 2003	/s/ JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit 10.1 to FedEx’s 2004 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.  (Filed as Exhibit 10.2 to FedEx’s 2004 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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