Form 10-Q
period 2004-02-29
FEDERAL EXPRESS CORP
filed 2004-03-18
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State of incorporation)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of March 15, 2004 was 1,000.  The Registrant is a wholly-owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	February 29, 2004	May 31, 2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$251	$137
Receivables, less allowances of $118 and $122	2,435	2,199
Spare parts, supplies and fuel, less allowances of $111 and $101	213	221
Deferred income taxes	337	341
Prepaid expenses and other	52	60

Total current assets	3,288	2,958

PROPERTY AND EQUIPMENT, AT COST	13,820	13,463
Less accumulated depreciation and amortization	7,678	7,327

Net property and equipment	6,142	6,136

OTHER LONG-TERM ASSETS
Goodwill	340	340
Due from parent company	1,593	1,233
Other assets	364	296

Total other long-term assets	2,297	1,869

	$11,727	$10,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY

	February 29, 2004	May 31, 2003
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$127	$58
Accrued salaries and employee benefits	571	523
Accounts payable	1,011	940
Accrued expenses	895	745
Due to parent company and other FedEx subsidiaries	224	156

Total current liabilities	2,828	2,422

LONG-TERM DEBT, LESS CURRENT PORTION	1,140	1,009

OTHER LONG-TERM LIABILITIES
Deferred income taxes	500	490
Pension, postretirement healthcare and other benefit obligations	592	510
Self-insurance accruals	482	465
Deferred lease obligations	472	456
Deferred gains, principally related to aircraft transactions	429	450
Other	41	43

Total other long-term liabilities	2,516	2,414

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	4,965	4,853
Accumulated other comprehensive loss	(20)	(33)

Total owner’s equity	5,243	5,118

	$11,727	$10,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

REVENUES	$4,347	$4,064	$12,706	$12,096

OPERATING EXPENSES:
Salaries and employee benefits	1,815	1,743	5,377	5,108
Purchased transportation	179	151	511	445
Rentals and landing fees	385	388	1,134	1,166
Depreciation and amortization	198	199	597	600
Fuel	356	320	959	898
Maintenance and repairs	299	268	875	837
Business realignment costs	10	—	418	—
Intercompany charges, net	351	333	1,048	1,001
Other	531	529	1,561	1,552
	4,124	3,931	12,480	11,607

OPERATING INCOME	223	133	226	489

OTHER INCOME (EXPENSE):
Interest, net	(17)	(12)	(20)	(33)
Other, net	(15)	(12)	(38)	(36)
	(32)	(24)	(58)	(69)

INCOME BEFORE INCOME TAXES	191	109	168	420

PROVISION FOR INCOME TAXES	72	40	56	157

NET INCOME	$119	$69	$112	$263

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February, 29 2004	February, 28 2003

Operating Activities:
Net income	$112	$263
Noncash charges (credits):
Depreciation and amortization	597	600
Other, net	5	137
Changes in operating assets and liabilities, net	225	(201)

Net cash provided by operating activities	939	799

Investing Activities:
Capital expenditures	(418)	(724)
Proceeds from asset dispositions	3	3

Net cash used in investing activities	(415)	(721)

Financing Activities:
Principal payments on debt	(50)	—
Net payments to parent company	(360)	(71)
Other, net	—	(1)

Net cash used in financing activities	(410)	(72)

Net increase in cash and cash equivalents	114	6
Cash and cash equivalents at beginning of period	137	118

Cash and cash equivalents at end of period	$251	$124

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

GENERAL

This Quarterly Report on Form 10-Q reflects the operations of Federal Express Corporation (“FedEx Express”) and our subsidiaries.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2003.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2004 and the results of our operations for the three- and nine-month periods ended February 29, 2004 and February 28, 2003 and our cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003.  Operating results for the three- and nine-month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement.  Negotiations with the pilots’ union began in March 2004, as the current agreement becomes amendable on May 31, 2004.

(2) Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of our employees who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs during the first half.  The response to these voluntary programs substantially exceeded our expectations.  Consequently, replacement management and staff were required and some employee departure dates were deferred up to May 31, 2004.  Also, during the third quarter and nine months of 2004, costs were incurred for the elimination of certain management positions based on the staff reductions from the voluntary programs.

Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.  The savings from these initiatives will be reflected primarily in lower ongoing salaries and benefits costs.  The ultimate costs and savings from our business realignment initiatives will depend, among other things, on the number, timing, mix and relocation costs of replacement personnel required.

The components of our business realignment costs and changes in the related accruals were as follows for the three- and nine-month periods ended February 29, 2004 (in millions):

Three months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$2	$53	$26	$81
Charged to expense	—	1	9	10
Cash paid	(1)	(30)	(9)	(40)
Amounts charged to other assets/liabilities	—	—	(5)	(5)
Ending accrual balances	$1	$24	$21	$46

Nine months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	203	158	57	418
Cash paid	(8)	(134)	(19)	(161)
Amounts charged to other assets/liabilities	(194)	—	(17)	(211)
Ending accrual balances	$1	$24	$21	$46

(1) Other includes costs for management severance agreements, which are payable over future periods, including compensation related to previously granted stock options and incremental pension and healthcare benefits.  Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

(3) Goodwill and Other Intangible Assets

The carrying amount of goodwill at February 29, 2004 and May 31, 2003 was $340 million.

The components of our amortizing intangible assets, included in other long-term assets on the accompanying unaudited balance sheets, were as follows (in millions):

	February 29, 2004		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract based	$73	$(40)	$73	$(37)

Amortization expense for intangible assets other than goodwill during the third quarter of 2004 was $1 million ($3 million year to date).  Estimated amortization expense is $1 million for the remainder of 2004 and $5 million for each of the four succeeding fiscal years.

(4) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 29, 2004	February 28, 2003

Net income	$119	$69
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $3 and $2	3	12
Comprehensive income	$122	$81

	Nine Months Ended
	February 29, 2004	February 28, 2003

Net income	$112	$263
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $3 and $4	12	15
Comprehensive income	$124	$278

(5) Guarantees

We provide guarantees on FedEx debt instruments jointly and severally with other affiliated companies in the FedEx consolidated group.  In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $3 billion revolving credit agreements, which back its commercial paper program.  FedEx completed the acquisition of Kinko’s, Inc. (“Kinko’s”) on February 12, 2004.  For additional information, see the Quarterly Report on Form 10-Q of FedEx for the quarter ended February 29, 2004.  To finance a portion of the purchase price, FedEx entered into a six-month credit facility for $2 billion.  During February, FedEx issued commercial paper backed by unused commitments under this facility.  At February 29, 2004, $1.9 billion of commercial paper was outstanding and $1.1 billion under the revolving credit agreements was available.  The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

(6)   Variable Interest Entities (“VIE”)

We entered into a lease in July 2001 for two MD11 aircraft.  These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation.  The original cost of the assets under the lease was approximately $150 million.

This lease contains residual value guarantees that obligate us, not the third party owners, to absorb the majority of the losses, if any, of the entity.  The lease also provides us with the right to receive any residual returns of the entity if they occur.  At February 29, 2004, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million.  Financial Accounting Standards Board Interpretation No. (“FIN”) 46 required us to consolidate the separate entity that owns the two MD11 aircraft.  Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in our financial statements if FIN 46 had been effective at the inception of the lease).  As a result of this consolidation, the accompanying unaudited February 29, 2004 balance sheet includes an additional $122 million of long-term assets and $137 million of long-term liabilities.  Consolidation did not materially affect our financial position, results of operations or cash flows, and our debt covenants were not adversely affected.

(7)   Commitments

As of February 29, 2004, our purchase commitments for the remainder of 2004 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2004 (remainder)	$4	$22	$—	$26
2005	22	175	8	205
2006	—	143	8	151
2007	111	112	8	231
2008	131	75	8	214
Thereafter	1,708	79	135	1,922

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

We are committed to purchase two A310s, ten A380s and ten ATR42s to be delivered through 2012.  Deposits and progress payments of $25 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.   Payments related to these activities are included in the table above.

(8) Contingencies

In March 2003, the Department of Transportation asserted that we were overpaid under the Air Transportation Safety and System Stabilization Act by $31.6 million and has demanded repayment.  See Note 1 for further discussion.

In December 2003, the plaintiffs asked the United States Supreme Court to review the decision of the 9th Circuit Court of Appeals in our favor in the class action lawsuit alleging we improperly suspended our money-back guarantee during the UPS strike in 1997.  The lower court had entered judgment against us of approximately $70 million, including accrued interest and fees for the plaintiffs’ attorney.  The court of appeals overturned that decision in September 2003 and entered judgment in our favor.  We believe it is unlikely the Supreme Court will agree to hear the case.

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

As a result of this ruling, we recognized a one-time benefit in the first quarter of 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on the amount we paid in 2001.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  On November 19, 2003, the IRS appealed this ruling to the Sixth Circuit Court of Appeals.  The Government’s brief was filed at the end of February 2004.  Our brief is due at the end of March 2004.  We believe the District Court’s ruling will be upheld on appeal.

We are subject to other legal proceedings that arise in the ordinary course of our business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(9) Related Party Transactions

Affiliate company balances that are currently payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at February 29, 2004 and May 31, 2003 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated net interest on these amounts at market rates.

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

Certain customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”) are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $335 million at February 29, 2004 and $278 million at May 31, 2003.

(10) Supplemental Cash Flow Information

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(In millions)
Cash payments for:
Interest, net of capitalized interest	$68	$50
Income taxes (primarily paid to parent)	71	54

We amended two leases for MD11 aircraft during the first quarter of 2004, which required us to record $110 million in both fixed assets and long-term liabilities.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Federal Express Corporation as of February 29, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2004 and February 28, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003.  These financial statements are the responsibility of the Company’s management.

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
March 16, 2004

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended May 31, 2003 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended February 29, 2004.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K for the year ended May 31, 2003.

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

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	2004	2003		2004	2003
Revenues:
Package:
U.S. overnight box	$1,385	$1,355	2	$4,080	$4,041	1
U.S. overnight envelope	398	418	(5)	1,238	1,267	(2)
U.S. deferred	686	666	3	1,918	1,881	2
Total U.S. domestic package revenue	2,469	2,439	1	7,236	7,189	1
International priority (IP)	1,271	1,051	21	3,684	3,181	16
Total package revenue	3,740	3,490	7	10,920	10,370	5
Freight:
U.S.	419	394	6	1,186	1,175	1
International	97	100	(3)	299	294	2
Total freight revenue	516	494	4	1,485	1,469	1
Other	91	80	14	301	257	17
Total revenues	4,347	4,064	7	12,706	12,096	5
Operating expenses:
Salaries and employee benefits	1,815	1,743	4	5,377	5,108	5
Purchased transportation	179	151	19	511	445	15
Rentals and landing fees	385	388	(1)	1,134	1,166	(3)
Depreciation and amortization	198	199	(1)	597	600	(1)
Fuel	356	320	11	959	898	7
Maintenance and repairs	299	268	12	875	837	5
Business realignment costs	10	—	n/a	418	—	n/a
Intercompany charges, net	351	333	5	1,048	1,001	5
Other	531	529	—	1,561	1,552	1
Total operating expenses	4,124	3,931	5	12,480	11,607	8
Operating income	$223	$133	68	$226	$489	(54)

Operating margin	5.1%	3.3%		1.8%	4.0%

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,197	1,189	1	1,178	1,175	—
U.S. overnight envelope	628	662	(5)	655	676	(3)
U.S. deferred	1,003	977	3	933	908	3
Total U.S. domestic ADV	2,828	2,828	—	2,766	2,759	—
IP	393	358	10	386	366	5
Total ADV	3,221	3,186	1	3,152	3,125	1

Revenue per package (yield):
U.S. overnight box	$18.37	$18.09	2	$18.23	$18.10	1
U.S. overnight envelope	10.06	10.03	—	9.95	9.87	1
U.S. deferred	10.85	10.82	—	10.82	10.90	(1)
U.S. domestic composite	13.86	13.69	1	13.77	13.71	—
IP	51.41	46.67	10	50.19	45.83	10
Composite package yield	18.43	17.39	6	18.23	17.47	4

Freight Statistics
Average daily freight pounds:
U.S.	9,082	9,131	(1)	8,540	9,187	(7)
International	2,060	2,183	(6)	2,143	2,157	(1)
Total average daily freight pounds	11,142	11,314	(2)	10,683	11,344	(6)

Revenue per pound (yield):
U.S.	$0.73	$0.69	6	$0.73	$0.67	9
International	0.75	0.73	3	0.74	0.72	3
Composite freight yield	0.74	0.69	7	0.73	0.68	7

Revenues

Total revenues increased in both the third quarter and nine months of 2004, principally due to higher IP revenues in Asia, Europe and the U.S.  During the third quarter and nine months, IP revenues increased significantly on volume growth (10% for the third quarter and 5% for the nine months) and higher yield (10% for both periods).  Asia experienced strong average daily volume growth during both the third quarter and nine months (led by China volume growth of over 50%), while outbound shipments from Europe, the U.S. and Latin America continued to improve.  The increase in IP yield was largely attributable to Europe.  The yield increase was primarily due to higher average weight per package, favorable exchange rate differences and higher fuel surcharge revenue.

U.S. domestic volumes were flat for the third quarter and nine months of 2004.  U.S. domestic composite yield increased during the third quarter due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  U.S. domestic composite yield was flat during the nine months, as a slight decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue.  For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 2.5%, along with certain surcharge increases, became effective January 5, 2004.

Freight revenue increased in both the third quarter and nine months of 2004 due to increased yields related to product mix, despite lower volumes.  On March 16, 2004, we entered into a fourth addendum to our transportation agreement with the U.S. Postal Service, allowing us to continue carrying incremental pounds of mail through November 30, 2004 at higher committed volumes than required under the original agreement.

Fuel surcharge revenue was higher in the nine months, and to a lesser extent, in the third quarter of 2004 due to higher jet fuel prices and the introduction of certain international dynamic fuel surcharges in September 2002.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 5.0% during the nine months of 2004 and between 2.0% and 4.0% during the prior year period.  International fuel surcharges were as high as 5.0% during the nine months of 2004.

Operating Income

The 68% increase in operating income during the third quarter of 2004 was primarily attributable to approximately $60 million of savings related to our business realignment initiatives (offset by $10 million of costs) and increases in international volumes and yields.  Operating income improved despite higher maintenance, pension and variable compensation costs and base salary increases.  During the nine months, operating income decreased as business realignment costs totaled $418 million (offset by $85 million of savings).  Revenue growth, ongoing cost control efforts and business realignment savings offset higher pension, healthcare and variable compensation costs and base salary increases.

During the nine months, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, despite a decline in gallons consumed.  However, fuel surcharge revenue more than offset higher jet fuel prices primarily due to the introduction of certain international dynamic fuel surcharges in September 2002.  Purchased transportation costs increased in the third quarter and nine months of 2004 as IP volume growth led to an increase in contract pick-up and delivery services.  Higher maintenance costs in the third quarter of 2004 were primarily due to the timing of scheduled aircraft maintenance events.  Intercompany charges increased during the third quarter and nine months of 2004 due to higher pension, healthcare and variable compensation costs and base salary increases at FedEx Services.

Rentals and landing fees decreased in the third quarter and nine months of 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease.  In addition, as discussed in Note 6 to the accompanying unaudited financial statements, two additional MD11s were recorded as fixed assets at September 1, 2003 as a result of the adoption of FIN 46. Depreciation and amortization expense remained flat during the third quarter and nine months, despite the additional depreciation from the eight MD11 aircraft added to fixed assets.  Partially offsetting higher operating costs during the nine months of 2003 was a gain, recognized in the first quarter, from the insurance settlement on a 727-200 aircraft destroyed in an accident in July 2002 that resulted in a net $8 million favorable impact on operating income during the nine months of 2003.

On December 18, 2003, one of our owned wide-body aircraft sustained significant damage on landing at the Memphis International Airport.  The aircraft was fully insured, and the financial impact of this incident was not material to our financial position, results of operations or cash flows.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees.  These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers.  Approximately 3,600 employees accepted offers under these programs during the first half.  The response to these voluntary programs substantially exceeded our expectations.  Consequently, replacement management and staff were required and some employee departure dates were deferred up to May 31, 2004.  Also, during the third quarter and nine months of 2004, costs were incurred for the elimination of certain management positions based on the staff reductions from the voluntary programs. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred.

We recognized $10 million of business realignment costs during the third quarter of 2004 ($418 million in the nine months).  Savings of approximately $60 million were realized in the third quarter ($85 million in the nine months), reflected primarily in lower ongoing salaries and benefits costs.  Also, we expect to incur fourth quarter charges of approximately $5 million.  We expect the savings from these initiatives to be $50 million to $60 million in the fourth quarter of 2004.  The ultimate costs and savings from our business realignment initiatives will depend, among other things, on the number, timing, mix and relocation costs of replacement personnel required.

The components of our business realignment costs and changes in the related accruals were as follows for the three- and nine month periods ended February 29, 2004 (in millions):

Three months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other (1)	Total

Beginning accrual balances	$2	$53	$26	$81
Charged to expense	—	1	9	10
Cash paid	(1)	(30)	(9)	(40)
Amounts charged to other assets/liabilities	—	—	(5)	(5)
Ending accrual balances	$1	$24	$21	$46

Nine months ended February 29, 2004:	Voluntary Retirement	Voluntary Severance	Other(1)	Total

Beginning accrual balances	$—	$—	$—	$—
Charged to expense	203	158	57	418
Cash paid	(8)	(134)	(19)	(161)
Amounts charged to other assets/liabilities	(194)	—	(17)	(211)
Ending accrual balances	$1	$24	$21	$46

(1) Other includes costs for management severance agreements, which are payable over future periods, including compensation related to previously granted stock options and incremental pension and healthcare benefits.  Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

Total cash payments under these programs are expected to be approximately $215 million.  Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth, while maintaining our industry-leading service levels.  The early retirement and severance programs are another step in this ongoing process of reducing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for FedEx’s shareholders.  We continue to examine cost reduction opportunities and may identify additional actions that result in the recognition of charges in 2004 and beyond.

Interest and Income Taxes

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal (also, see Note 8 to the accompanying unaudited financial statements).

Net interest expense increased $5 million in the third quarter of 2004 due to the amendment of aircraft operating leases and the adoption of FIN 46, which together resulted in eight MD11 aircraft being recorded as fixed assets and the related obligations being recorded as long-term debt.  Net interest expense decreased $13 million in the nine months of 2004, as the favorable resolution of the tax case described above more than offset the increased interest expense related to the eight MD11 aircraft.

Our effective tax rates for the third quarter and nine months of 2004 were 37.5% and 33.3%, respectively. The effective tax rate for the nine months of 2004 is lower than the statutory rate primarily due to the one-time tax benefit of $7 million described above.  The effective tax rate for both the third quarter and nine months of 2003 was 37.5%.  We expect the effective tax rate to be approximately 37.5% for the fourth quarter of 2004 and 36.5% for the fiscal year.  However, we could recognize a lower rate for the fiscal year, depending on a number of factors, including the amount and source of operating income.

Net Income

Net income increased by 72% in the third quarter of 2004 due to business realignment savings of approximately $60 million, offset by $10 million of costs (resulting in net savings of $31 million, net of tax). Net income decreased by 57% in the nine months primarily due to business realignment costs of $418 million, reduced by $85 million of savings (resulting in net costs of $208 million, net of tax).  These net costs were partially offset by the $26 million, net of tax, benefit recognized in the first quarter due to the favorable ruling on the IRS tax case discussed above.

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

•                                the ability of FedEx to effectively operate, integrate and leverage the Kinko’s business;

•                                the number, timing, mix and relocation costs of replacement personnel required as a result of our early retirement and severance initiatives;

•                                sudden changes in fuel prices or currency exchange rates;

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

Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of February 29, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	Exhibit Number	Description of Exhibit

10.1

Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit 10.1 to FedEx’s 2004 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.  (Filed as Exhibit 10.2 to FedEx’s 2004 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3

First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.  (Filed as Exhibit 10.3 to FedEx’s 2004 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

During the quarter ended February 29, 2004, FedEx Express filed three Current Reports on Form 8-K.  The report filed December 17, 2003 furnished FedEx’s press release announcing its financial results, including those of FedEx Express, for the quarter ended November 30, 2003.  The report filed December 31, 2003 announced that FedEx had entered an agreement to acquire Kinko’s for approximately $2.4 billion in cash.  The report filed February 19, 2004 disclosed the completion of the Kinko’s acquisition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 18, 2004	/s/ JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  (Filed as Exhibit 10.1 to FedEx’s 2004 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.  (Filed as Exhibit 10.2 to FedEx’s 2004 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3

First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders.  (Filed as Exhibit 10.3 to FedEx’s 2004 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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