Form 10-K
period 2004-05-31
FEDERAL EXPRESS CORP
filed 2004-07-16
CIK 230211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2004.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 1-7806

FEDERAL EXPRESS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0427007 (I.R.S. Employer Identification No.)
3610 Hacks Cross Road Memphis, Tennessee (Address of Principal Executive Offices)	38125 (ZIP Code)

Registrant's telephone number, including area code: (901) 369-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

        The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant's common stock, par value $0.10 per share. As of July 12, 2004, 1,000 shares of the Registrant's common stock were outstanding.

        The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

TABLE OF CONTENTS

PART I

FINANCIAL STATEMENT SCHEDULE
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2
EXHIBITS
Exhibit Index	E-1

PART I

Item 1.    Business

Overview

        Federal Express Corporation ("FedEx Express") invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to 215 countries. FedEx Express is a wholly owned subsidiary of FedEx Corporation ("FedEx"), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that comprise more than 90% of the world's gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our extensive air route authorities and transportation infrastructure, combined with our leading-edge information technologies, make us the world's largest express transportation company. We employ more than 133,500 employees and operate approximately 52,000 drop-off locations, 645 aircraft and 47,000 vehicles and trailers in our integrated global network.

        FedEx Corporate Services, Inc. ("FedEx Services"), a wholly owned subsidiary of FedEx, provides a convenient single point of access for many customer support functions, such as customer service, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground Package System, Inc. ("FedEx Ground"), a wholly owned subsidiary of FedEx, have been combined under FedEx Services to more effectively sell the entire portfolio of express and ground services. FedEx Services sells and markets the full portfolio of services offered by us and FedEx's other principal package-delivery subsidiaries and provides customer-facing solutions that meet customer needs. FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of FedEx's e-commerce groups are also part of FedEx Services.

        In 2004, FedEx acquired FedEx Kinko's Office and Print Services, Inc. ("FedEx Kinko's"), formerly known as Kinko's, Inc. This strategic business acquisition has increased our retail presence worldwide, expanding customer access to our shipping services at FedEx Kinko's more than 1,200 locations. In May 2004, FedEx began offering the full range of our time-definite global express shipping services at all U.S. FedEx Kinko's Office and Print Centers. This added approximately 1,000 staffed locations to our retail network, substantially increasing customer access to our shipping services. FedEx also plans to offer complete "pack-and-ship" capabilities to FedEx Kinko's customers later this calendar year, in time for the peak holiday season. Internationally, FedEx Kinko's Office and Print Centers also plan to add our shipping services in the future.

        Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Services

        We offer a wide range of shipping services for delivery of documents, packages and freight. Overnight document and package services are backed by money-back guarantees and extend to virtually the entire United States population. We offer three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer express freight services to handle the needs of the time-definite global freight market.

        With unmatched air route authorities and an extensive air/ground infrastructure, we provide customs-cleared, door-to-door service to more international locations than any competitor. International express delivery with a money-back guarantee is available to 215 countries, with a variety of time-definite services to meet distinct customer needs. We also offer the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

        During 2004, as part of our continued international expansion, we:

  •
  Increased capacity on flights between Europe and Asia. For instance, by adding a refueling stop in Kazakhstan, we were able to increase our cargo capacity between Hong Kong and Paris by an additional 55,000 pounds for each flight.

  •
  Expanded our network within Europe and Asia. We added 13 additional weekly flights in and out of Hong Kong, allowing us to offer even greater access to Asia from the U.S. and Europe as well as within the Asia-Pacific region. We also now provide customers with better intra-Asian connectivity as a result of adding six weekly flights to Subic Bay, Philippines, linking customers to the FedEx AsiaOne network and the rest of the world.

  •
  Increased our presence in China. We announced plans to establish a new regional headquarters in Shanghai and to expand service from 220 Chinese cities to 320 over the next five years. The new regional structure there will provide broader expertise and expanded resources and service offerings to mainland customers as part of our long-term commitment to China. We also launched the industry's first direct flight from southern China to North America, further expanding our airlift capacity from China.

  •
  Launched express service to Iraq. Our role as one of the world's leading drivers of international trade and growth will be a significant asset to Iraq and its business community as the country works toward rebuilding its infrastructure and economy.

        In June 2004, the United States and the People's Republic of China signed a new aviation accord that will further facilitate trade to and from China. The agreement, which extends through 2010, provides 111 new weekly U.S.-China flights for U.S. cargo airlines such as us. The U.S. Department of Transportation will be responsible for allocating the new flights, the first of which is scheduled to be available in August 2004.

        Through an alliance with La Poste, one of the world's leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to the our air network. Additionally, our customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

        Looking forward to our future needs, we have agreed to purchase ten Airbus A380 aircraft. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of our global network later this decade. To facilitate the use of this growing network, we have strengthened our international trade consulting services and offer a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

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

        Information regarding our e-shipping tools and solutions can be found below ("Technology"). In addition, detailed information about all of our delivery services can be found on the FedEx Web site at fedex.com. The information on the FedEx Web site, however, does not form part of this Report.

Technology

        In 1979, FedEx Express founder Frederick W. Smith said, "The information about a package is as important as the delivery of the package itself." Mr. Smith's vision for our technology in 1979 was a radical idea. Yet, today we are a world leader in technology, and his vision remains at the core of our comprehensive technology strategy.

        Our technology strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build technology solutions that will solve our customers' business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx Web site, together with our integration solutions.

        The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. In 2003, the Web Marketing Association praised fedex.com as the "Best Transportation Web Site," and in 2002, eWeek saluted it as a top e-business innovator. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and more. The FedEx Insight Web-based application provides our customers with visibility and package status of their inbound and outbound shipments. The FedEx Global Trade Manager online resource enables our customers to more easily navigate the complexities of international commerce by helping them identify the documents they need to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its "Estimate Duties and Taxes" features, customers can estimate applicable governmental charges, duties and fees. The MyFedEx.com customer portal goes beyond simple tracking and tracing capabilities to offer personalized services for registered users.

        The fedex.com Web site is accessible from most wireless devices, making it faster and easier for our U.S. and Canadian customers to access real-time package status tracking information and drop-off location data for shipments. The wireless service is available through Web-enabled devices, such as mobile telephones, personal digital assistants and Research In Motion (RIM) devices. We also use wireless data collection devices to scan bar codes on shipments. Our newest data collection device, the FedEx PowerPad, uses Bluetooth wireless technology to give our couriers wireless access to our network, thereby enhancing and accelerating the package information available to our customers.

        Our e-commerce tools and solutions are designed to be easily integrated into our customers' applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms. The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. The FedEx Returns Portfolio makes it easier for consumers to make merchandise returns and helps merchants better manage their returns process.

        Detailed information about our e-commerce tools and solutions can be found on the FedEx Web site at fedex.com. The information on the FedEx Web site, however, does not form part of this Report.

Marketing

        The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx is the "Official Delivery Service Sponsor" of the National Football League. In addition, FedEx sponsors:

  •
  FedExField, home of the NFL's Washington Redskins

  •
  The FedEx Orange Bowl, host of one of college football's Bowl Championship Series games

  •
  FedExForum, the home of the NBA's Memphis Grizzlies

  •
  The PGA TOUR and the Champions Tour golf organizations

  •
  The FedEx St. Jude Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children's Research Hospital

  •
  The BMW WilliamsF1 Formula One racing team

  •
  The National Thoroughbred Racing Association (NTRA)

  •
  The French Open tennis tournament

U.S. Postal Service Agreements

        Under two agreements with the U.S. Postal Service that run through August 2008, we provide air capacity for transportation of Priority, Express and First-Class Mail and have placed approximately 5,000 drop boxes at U.S. Post Offices in approximately 325 metropolitan areas. In March 2004, the air transportation agreement was amended to allow us to continue carrying incremental pounds of mail through November 30, 2004 at higher committed volumes than required under the original agreement.

        Effective July 1, 2004, the U.S. Postal Service chose us as the provider of transportation and delivery for the international delivery service called Global Express Guaranteed (GXG). The service, which is available at over 7,400 postal locations, offers international express delivery with a money-back guarantee (subject to certain limitations). Customers bring their packages to a U.S. Post Office where they fill out the GXG air waybill, pay postage and fees and drop off their packages. The U.S. Postal Service tenders the packages to us, and we provide transportation and delivery to the ultimate international destination.

Pricing

        We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2004, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. We offer our customers discounts generally based on actual or potential average daily revenue produced.

        We have a dynamic fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2004 was based on the spot price for jet fuel published for April 2004. Changes to our fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

        Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. Throughout our worldwide network, we operate city stations and employ a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station's service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Report under the caption "Sorting and Handling Facilities." In some international regions, where low package traffic makes our direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

        Sister company FedEx Kinko's offers retail access to our shipping services at all of its U.S. locations. We also operate FedEx World Service Centers, which are staffed, store-front facilities located in high-traffic, high-density areas. Unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages at locations in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices. We have formed alliances with certain retailers to extend this customer convenience network to drop-off sites in retail stores.

Fuel Supplies and Costs

        During 2004, we purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our dynamic fuel surcharge, we do not have any jet fuel hedging contracts. See "Pricing."

        The following table sets forth our costs for aviation fuel and its percentage of total operating expenses for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Operating Expenses
2004	$1,160	6.9%
2003	1,058	6.8
2002	852	5.9
2001	872	5.9
2000	724	5.1

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

Competition

        The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors include other package delivery concerns, principally United Parcel Service, Inc. ("UPS"), DHL (which acquired Airborne Express), passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. Our principal competitors in the international market are DHL, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, passenger airlines and all-cargo airlines.

        Our extensive, scheduled international route system allows us to offer single-carrier service to many points not served by our principal all-cargo competitors. This international route system, combined with an integrated air and ground network, enables us to offer international customers more extensive single-carrier service to a greater number of U.S. points than can be provided currently by any of our competitors. Many of our competitors in the international market, however, are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

        We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2004, we employed approximately 84,500 permanent full-time and 49,000 permanent part-time employees, of which approximately 18% are employed in the Memphis area. Employees of our international branches and subsidiaries in the aggregate represent approximately 17% of all employees. We believe our relationship with our employees is excellent.

        Our pilots, who are represented by the Air Line Pilots Association, International ("ALPA"), have been employed under a collective bargaining agreement since May 31, 1999. The current agreement did not expire, but became amendable on May 31, 2004. Negotiations with ALPA to reach a new labor agreement began in March 2004 and are still underway. We will continue to operate under our current agreement while we negotiate with our pilots.

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

        In 2001, the Aviation and Transportation Security Act transferred responsibility for aviation security from the FAA to the Transportation Security Administration ("TSA") within the DOT, and ultimately, the new Department of Homeland Security. The TSA has adopted and may in the future adopt security-related regulations, including new requirements for cargo security, which could impact our air operations or otherwise increase our costs.

        We participate in the Civil Reserve Air Fleet ("CRAF") program. Under this program, the U.S. Department of Defense may requisition for military use certain of our wide-bodied aircraft in the event of a declared need, including a national emergency. We are compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through our participation in the CRAF program, we are entitled to bid on peacetime military cargo charter business. We, together with a consortium of other carriers, currently contract with the U.S. Government for charter flights.

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

        Environmental.    Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency, is authorized to establish standards governing aircraft noise. Our aircraft fleet is in compliance with current noise standards of the federal aviation regulations. Our aircraft are also subject to, and are in compliance with, the regulations governing engine emissions. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on our aircraft operations in some of the localities where they apply but do not have a material effect on any of our significant markets. Congress's passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled us to plan for noise reduction and better respond to local noise constraints. Our international operations are also subject to noise regulations in certain of the countries in which we operate.

        We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.

Item 2.    Properties

        Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx World Service Centers, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

        As of May 31, 2004, our operating aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	8	34	42		155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	2	15	17		128,900
Boeing MD10-10(2)	27	—	27		117,800
Boeing DC10-10	35	4	39	(3)	117,800
Airbus A300-600	8	36	44		91,000
Airbus A310-200/300	35	16	51	(4)	69,800
Boeing B727-200	82	12	94		43,100
Boeing B727-100	19	—	19		31,100
ATR 72-202	2	—	2	(5)	17,500
ATR 42-300/320	22	—	22	(5)	12,000
Fokker F27-500	20	—	20		12,500
Fokker F27-600	7	—	7		11,500
Cessna 208B	246	—	246		3,400
Cessna 208A	10	—	10		3,000

Total	526	119	645

(1)
Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.
(2)
The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.
(3)
Includes 13 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.
(4)
Includes five aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.
(5)
Not currently in operation and awaiting completion of passenger-to-freighter modification.

  •
  The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

  •
  The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet our cargo requirements. The DC10s come in two versions, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

  •
  The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

  •
  The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B727s.

  •
  The B727s are three-engine aircraft configured for cargo service.

  •
  The Fokker F27 and Cessna 208 turbo-prop aircraft are leased, and the ATR turbo-prop aircraft will be leased following their passenger-to-freighter modification, to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.

        An inventory of spare engines and parts is maintained for each aircraft type.

        In addition, we "wet lease" 40 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days' notice.

        At May 31, 2004, we operated approximately 47,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

        We are committed to purchase two A310s, seven ATRs and ten Airbus A380s (a new high-capacity, long-range aircraft). The A310s and ATRs are expected to be delivered in 2005. We expect to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. We also hold options for ten additional A380 aircraft. Deposits and progress payments of $25 million have been made toward these purchases and other planned aircraft-related transactions. Also see Note 13 of the accompanying audited financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

        At May 31, 2004, we operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	66	320,000	53,000	City of Oakland	2011
Metropolitan
Los Angeles, California	25	305,000	57,000	City of Los Angeles	2009
Chicago, Illinois	55	419,000	52,000	City of Chicago	2018
International
Anchorage, Alaska(2)	42	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010
Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029
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

        Our facilities at the Memphis International Airport also include aircraft maintenance hangars, flight training and fuel facilities, administrative offices and warehouse space. We lease these facilities from the Memphis-Shelby County Airport Authority (the "Authority") under several leases. The leases cover land, administrative and sorting buildings, other facilities, ramps and certain related equipment. We have the option to purchase certain equipment (but not buildings or improvements to real estate) leased under such leases at the end of the lease term for a nominal sum. The leases obligate us to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The leases are subordinate to, and our rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government.

        We have major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan, Dubai, United Arab Emirates, Frankfurt, Germany and Miami International Airport.

Administrative and Other Properties and Facilities

        Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, houses approximately 1,600 employees. We also have facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by us. We also lease approximately 40 facilities in the Memphis area for administrative offices and warehouses.

        We lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house our personnel and FedEx Services' personnel responsible for strategic software development and other functions that support FedEx's technology and e-commerce solutions.

        We own or lease 677 facilities for city station operations in the United States. In addition, 205 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

        As of May 31, 2004, we owned or leased space for 351 FedEx World Service Centers in the United States and had approximately 40,400 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2004, we also had approximately 8,400 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as OfficeMax, Staples and sister company FedEx Kinko's. Internationally, we have approximately 2,000 drop-off locations, including 102 FedEx World Service Centers.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        FedEx Express is a wholly owned subsidiary of FedEx, and there is no market for FedEx Express's common stock.

Item 6.    Selected Financial Data

        Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

        The following Management's Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 8: Financial Statements and Supplementary Data"; and "Item 9A: Controls and Procedures," which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting policies and estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2004 of our parent company, FedEx.

        FedEx Services provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. These allocations materially approximate the cost of providing these functions. The line item "Intercompany charges" on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services. In addition, "Intercompany charges" also includes allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

        The key factors that affect our operating results are as follows:

  •
  the overall customer demand for our various services;

  •
  the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

  •
  the mix of services purchased by our customers;

  •
  the prices we obtain for our services, as measured by average revenue per package and pound (yield);

  •
  our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, fuel and maintenance; and

  •
  our ability to match operating costs to shifting volume levels.

        Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2004 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

        The following table compares revenues, operating expenses and operating income and margin (dollars in millions) and selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2004	2003	Percent Change
Revenues:
Package:
U.S. overnight box	$5,558	$5,432	2
U.S. overnight envelope	1,700	1,715	(1)
U.S. deferred	2,592	2,510	3

Total U.S. domestic package revenue	9,850	9,657	2
International Priority (IP)	5,131	4,367	17

Total package revenue	14,981	14,024	7
Freight:
U.S.	1,609	1,564	3
International	393	400	(2)

Total freight revenue	2,002	1,964	2
Other	400	363	10

Total revenues	17,383	16,351	6
Operating expenses:
Salaries and employee benefits	7,245	6,855	6
Purchased transportation	704	608	16
Rentals and landing fees	1,521	1,548	(2)
Depreciation and amortization	794	801	(1)
Fuel	1,343	1,231	9
Maintenance and repairs	1,189	1,084	10
Business realignment costs	422	—	n/a
Intercompany charges, net	1,452	1,347	8
Other	2,085	2,091	—

Total operating expenses	16,755	15,565	8

Operating income	$628	$786	(20)

Operating margin	3.6%	4.8%
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,179	1,176	—
U.S. overnight envelope	667	679	(2)
U.S. deferred	925	897	3

Total U.S. domestic ADV	2,771	2,752	1
IP	396	369	7

Total ADV	3,167	3,121	1

Revenue per package (yield):
U.S. overnight box	$18.49	$18.18	2
U.S. overnight envelope	10.00	9.95	1
U.S. deferred	10.99	11.02	—
U.S. domestic composite	13.94	13.82	1
IP	50.75	46.59	9
Composite package yield	18.55	17.69	5
Freight Statistics
Average daily freight pounds:
U.S.	8,519	8,969	(5)
International	2,093	2,174	(4)

Total average daily freight pounds	10,612	11,143	(5)

Revenue per pound (yield):
U.S.	$0.74	$0.69	7
International	0.74	0.72	3
Composite freight yield	0.74	0.69	7

Revenues

        Total revenues increased 6% in 2004, principally due to higher IP revenues in Asia, Europe and U.S. outbound. IP revenues increased significantly on volume growth (7%) and higher yield (9%). Asia experienced strong average daily volume growth (led by China with volume growth of over 50%), while outbound shipments from Europe, the United States and Latin America continued to improve. The increase in IP yield was largely attributable to Europe. The yield increase was primarily due to higher average weight per package, favorable exchange rate differences and higher fuel surcharge revenue.

        U.S. domestic package revenue increased 2% in 2004 as both volumes and yields grew slightly. For U.S. domestic composite yield, a small decline in average rate per pound was offset by increases in average weight per package and fuel surcharge revenue. For U.S. domestic shipments and U.S. outbound international shipments, an average list price increase of 2.5%, along with certain surcharge increases, became effective January 5, 2004. Freight revenue increased in 2004 due to increased yields related to service mix, despite lower volumes.

        Fuel surcharge revenue was higher in 2004 primarily due to higher jet fuel prices and the introduction of certain international dynamic fuel surcharges in September 2002. Our dynamic fuel surcharges are based on the spot price for jet fuel. Using this index, the U.S. domestic fuel surcharge ranged between 3.0% and 6.5% during 2004 and 2.0% and 5.5% during 2003. International fuel surcharges ranged between 2% and 6.5% during 2004 and were as high as 6% during 2003.

Operating Income

        During 2004, operating income decreased 20% due to business realignment costs totaling $422 million (partially offset by approximately $150 million of savings). Higher incentive compensation and pension costs and base salary increases, as well as higher maintenance expenses, were offset by revenue growth and ongoing cost control efforts. In addition, 2004 benefited from one additional operating day.

        Salaries and benefits were higher during 2004 due to higher incentive compensation and pension costs and wage rate increases. This increase was partially offset by savings from the business realignment initiatives. Purchased transportation costs increased in 2004 as IP volume growth led to an increase in contract pick-up and delivery services. Higher maintenance costs in 2004 were primarily due to the timing of scheduled aircraft maintenance events, higher utilization of aircraft related to USPS volumes and a higher average age of certain types of our aircraft. Intercompany charges increased during 2004 due to higher incentive compensation, healthcare and pension costs and base salary increases at FedEx Services.

        Fuel costs were higher in 2004 due to a 10% increase in the average price per gallon of aircraft fuel, as fuel consumption was flat. However, fuel surcharge revenue more than offset higher jet fuel prices primarily due to the international dynamic fuel surcharges that were introduced in September 2002. Rentals and landing fees decreased in 2004 due to the amendment of operating leases for six MD11 aircraft that resulted in these aircraft being recorded as fixed assets under capital lease. In addition, as discussed in Note 12 to the accompanying audited financial statements, two additional MD11s were recorded as fixed assets at September 1, 2003 as a result of the adoption of Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Depreciation and amortization expense declined slightly due to decreases in capital spending, despite the additional depreciation from the eight MD11 aircraft added to fixed assets.

Business Realignment Costs

        During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees. These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these programs. The response to these voluntary programs substantially exceeded our expectations. Consequently, replacement management and staff were required and some employee departure dates were deferred (up to May 31, 2004). Costs were also incurred in 2004 for the elimination of certain management positions based on the staff reductions from the voluntary programs and other cost reduction initiatives. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.

        We recognized $422 million of business realignment costs during 2004. Savings of approximately $150 million were realized, reflected primarily in lower salaries and benefits costs. The components of our business realignment costs and changes in the related accruals were as follows for the year ended May 31, 2004 (in millions):

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	202	158	62	422
Cash paid	(8)	(152)	(28)	(188)
Amounts charged to other assets/liabilities	(194)	—	(17)	(211)

Ending accrual balances	$—	$6	$17	$23

(1)
Other includes costs for management severance agreements, which are payable over future periods, including compensation related to the modification of previously granted stock options and incremental pension and healthcare benefits. Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

        Total cash payments under these programs are expected to be approximately $215 million. Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Other Income and Expense and Income Taxes

        Net interest expense decreased in 2004 as the effects of the tax case described below offset increases to interest expense. These increases were due to the amendment of aircraft operating leases and the adoption of FIN 46, which together resulted in eight MD11 aircraft being recorded as fixed assets and the related obligations being recorded as long-term debt.

        In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The Court held that these costs were ordinary and necessary business expenses and properly deductible. As a result of this decision, we recognized a one-time benefit in 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS. Future periods are not expected to be materially affected by the resolution of this matter. Although the IRS has appealed this ruling, we believe the District Court's ruling will be upheld on appeal (also, see Note 7 to the accompanying audited financial statements).

        Our effective tax rate was 33.5% in 2004 and 37.5% in 2003. The lower effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed above, stronger than anticipated international results and the results of tax audits during 2004. Our stronger than anticipated international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes paid on the same income, thereby mitigating our exposure to double taxation. The effective tax rate exceeded the statutory U.S. federal tax rate in 2003 primarily because of state income taxes. For 2005, we expect the effective tax rate to be approximately 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Airline Stabilization Compensation

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million had been received as of May 31, 2004. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review. We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

        Pursuant to the Federal Aviation Administration reauthorization enacted during the third quarter of 2004, the General Accounting Office submitted a report to Congress on June 4, 2004, on the criteria and procedures used by the Secretary of Transportation under the Act. Issuance of the report frees the DOT to make a final determination on our claim and also reinforces the Congressional directive to the DOT to refer any remaining disputed claims to an administrative law judge upon an affected claimant's request.

        We agreed to mediation with the DOT, but it did not result in a resolution of the dispute. We will continue to pursue our claim for compensation under the Act.

        We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur. Based on the DOT's assertion, the range for potential loss on this matter is zero to $49.6 million.

Outlook

        We anticipate revenue growth during 2005, in both the domestic and international markets. Revenue increases will be led by IP, where we expect volume and yield growth, particularly in Asia, U.S. outbound and Europe. We expect only slight U.S. domestic volume growth, with higher U.S. domestic yields to account for a large portion of revenue growth.

        We expect significant operating margin improvement during 2005, led by the full-year salaries and benefits savings of our 2004 business realignment initiatives. These cost management actions and improved volumes, along with a sharp focus on productivity, are expected to produce improved operational efficiency. In addition, we expect additional improvement due to IP volume growth with solid incremental margins, increased U.S. domestic yields and volumes aided by the FedEx Kinko's retail presence and the impact of reduced capital spending in prior years. While capital expenditures are expected to be higher than 2004 due to planned aircraft purchases to support IP volume growth, they are expected to remain below historical levels.

        Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. Negotiations with the pilots' union began in March 2004, as the current agreement became amendable on May 31, 2004. We will continue to operate under our current agreement while we negotiate with our pilots. Our financial results for 2005 may be affected by the results of these negotiations. However, we cannot estimate the financial impact, if any, the results of these negotiations may have on our results of operations.

        Increased security requirements for air cargo carriers have been put in place and have not had a material impact on our operating results for the periods presented. Although no specific proposals have been issued, further measures may be forthcoming. The impact on our results of operations of any such additional measures is unknown.

        Future results will depend upon a number of factors, including U.S. and international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels and our ability to effectively leverage our new service and growth initiatives. In addition, adjustments to our fuel surcharges lag changes in actual jet fuel prices paid. Therefore, our operating income could be materially affected should the spot price of jet fuel suddenly change by a significant amount or should we be unable to further increase our fuel surcharges in response to rising jet fuel prices due to competitive pressures. See "Forward-Looking Statements" for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

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

New Accounting Pronouncements

        No new accounting pronouncements had a material effect on our financial position, results of operations or cash flows during 2004.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, including (but not limited to) those contained in "Business Realignment Costs," "Airline Stabilization Compensation" and "Outlook," are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words "may," "could," "would," "should," "believes," "expects," "anticipates," "plans," "estimates," "targets," "projects," "intends" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

  •
  economic conditions in the domestic and international markets in which we operate;

  •
  any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights and labor rules;

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

  •
  the ability of FedEx to effectively operate, integrate and leverage the FedEx Kinko's business;

  •
  sudden changes in fuel prices or currency exchange rates;

  •
  our ability to increase our fuel surcharges in response to rising fuel prices due to competitive pressures;

  •
  significant changes in the volumes of shipments transported through our network, the mix of services purchased by our customers or the prices we obtain for our services;

  •
  the amount of compensation we are entitled to receive and retain under the Air Transportation Safety and System Stabilization Act;

  •
  the outcome of negotiations to reach a new collective bargaining agreement with the union that represents our pilots;

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

  •
  adverse weather conditions or natural disasters;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. We had approximately $130 million of outstanding floating-rate borrowings at May 31, 2004. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As disclosed in Note 5 to the accompanying audited financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) of approximately $625 million at May 31, 2004 and $650 million at May 31, 2003. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $30 million as of May 31, 2004 and 2003. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

        While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2004 and 2003, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $80 million for 2005 (the comparable amount in the prior year was approximately $38 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

        We have market risk for changes in the price of jet fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. In 2002, we implemented new indices for calculating U.S. domestic fuel surcharges, which more closely link the fuel surcharges to prevailing market prices for fuel. In 2003, we implemented this methodology for determining a fuel surcharge on international shipments as well. Therefore, a hypothetical 10% change in the price of fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in jet fuel prices and fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

        We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The following financial statements are filed with this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of May 31, 2004 (the end of the period covered by this Annual Report on Form 10-K).

        During our fiscal quarter ended May 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.    Principal Accounting Fees and Services

        Of the fees Ernst & Young LLP billed FedEx for services provided during 2004 and 2003, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP's fees that FedEx allocated to FedEx Express through management fees.

	2004	2003
Audit fees	$5,282	$4,390
Audit-related fees	273	293
Tax fees	965	1,544
All other fees	14	14

Total	$6,534	$6,241

  •
  Audit Fees. Represents fees for professional services provided for the audit of FedEx Express's annual financial statements and review of FedEx Express's quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

  •
  Audit-Related Fees. Represents fees for assurance services related to the audit of FedEx Express's financial statements. The amounts shown for 2004 and 2003 include fees primarily for benefit plan audits.

  •
  Tax Fees. Represents fees for professional services provided primarily for domestic and international compliance and tax advice. Tax compliance and preparation fees totaled $436,000 and $728,000 in 2004 and 2003, respectively. While not required, during 2004, FedEx Express began transitioning from Ernst & Young LLP as its primary tax services provider to PricewaterhouseCoopers LLP. The transition is expected to be completed in fiscal 2005. Thereafter, tax fees paid to Ernst & Young LLP are expected to be minimal.

  •
  All Other Fees. Represents fees for products and services not otherwise included in the categories above.

        To help ensure the independence of our independent registered public accounting firm, the Audit Committee of the Board of Directors of FedEx has adopted a Policy on Engagement of Independent Auditor, which is available on FedEx's Web site at http://fdx.client.shareholder.com/governance.cfm.

        Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm. The Audit Committee preapproves all audit services and non-audit services to be provided by the firm. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

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

        The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee's opinion, the independence of our independent registered public accounting firm.

        In addition, our independent registered public accounting firm may not provide any services to FedEx officers or Audit Committee members, including financial counseling and tax services.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.    Financial Statements

        The consolidated financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein and are included on pages F-1 to F-25 herein.

  2.    Financial Statement Schedules

        The following financial statement schedule is filed with this Report:

Page Number
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        All other financial statement schedules have been omitted because they are not applicable or the required information is included in the accompanying audited financial statements.

  3.    Exhibits

        See the Exhibit Index on pages E-1 through E-7 for a list of the exhibits being filed or furnished with or incorporated by reference into this Report.

(b)
Reports on Form 8-K

        During the quarter ended May 31, 2004, FedEx Express filed two Current Reports on Form 8-K. The report filed March 17, 2004 furnished FedEx's press release announcing its and FedEx Express's financial results for the quarter ended February 29, 2004. The report filed April 8, 2004 furnished FedEx's press release announcing its 2005 earnings estimate and an increase of its 2004 earnings estimate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 16, 2004	By:	/s/ DAVID J. BRONCZEK David J. Bronczek President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2004
/s/ CATHY D. ROSS Cathy D. Ross	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 16, 2004
/s/ JAY L. COFIELD Jay L. Cofield	Vice President and Worldwide Controller (Principal Accounting Officer)	July 16, 2004
/s/ FREDERICK W. SMITH * Frederick W. Smith	Chairman of the Board of Directors	July 16, 2004
/s/ ROBERT B. CARTER * Robert B. Carter	Director	July 16, 2004
/s/ MICHAEL L. DUCKER * Michael L. Ducker	Executive Vice President—International and Director	July 16, 2004
/s/ T. MICHAEL GLENN * T. Michael Glenn	Director	July 16, 2004
/s/ ALAN B. GRAF, JR. * Alan B. Graf, Jr.	Director	July 16, 2004
/s/ KENNETH R. MASTERSON * Kenneth R. Masterson	Director	July 16, 2004

Signature	Capacity	Date

/s/ DAVID F. REBHOLZ * David F. Rebholz	Executive Vice President—Operations and Systems Support and Director	July 16, 2004
/s/ CHRISTINE P. RICHARDS * Christine P. Richards	Director	July 16, 2004
*By:	/s/ JAY L. COFIELD Jay L. Cofield Attorney-in-Fact	July 16, 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2004 and 2003, and the related consolidated statements of income, changes in owner's equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Memphis, Tennessee
June 22, 2004

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

ASSETS

	May 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$274	$137
Receivables, less allowances of $119 and $122	2,475	2,199
Spare parts, supplies and fuel, less allowances of $124 and $101	205	221
Deferred income taxes	393	341
Prepaid expenses and other	71	60

Total current assets	3,418	2,958
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	7,001	6,624
Package handling and ground support equipment and vehicles	3,608	3,559
Computer and electronic equipment	673	666
Other	2,567	2,614

	13,849	13,463
Less accumulated depreciation and amortization	7,782	7,327

Net property and equipment	6,067	6,136
OTHER LONG-TERM ASSETS
Due from parent company	1,961	1,233
Goodwill	340	340
Other assets	419	296

Total other long-term assets	2,720	1,869

	$12,205	$10,963

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER'S EQUITY

	May 31,
	2004	2003
CURRENT LIABILITIES
Current portion of long-term debt	$133	$58
Accrued salaries and employee benefits	687	523
Accounts payable	1,131	940
Accrued expenses	851	745
Due to parent company and other FedEx subsidiaries	247	156

Total current liabilities	3,049	2,422
LONG-TERM DEBT, LESS CURRENT PORTION	1,123	1,009
OTHER LONG-TERM LIABILITIES
Deferred income taxes	528	490
Pension, postretirement healthcare and other benefit obligations	589	510
Self-insurance accruals	486	465
Deferred lease obligations	494	456
Deferred gains, principally related to aircraft transactions	422	450
Other liabilities	36	43

Total other long-term liabilities	2,555	2,414
COMMITMENTS AND CONTINGENCIES
OWNER'S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	5,213	4,853
Accumulated other comprehensive loss	(33)	(33)

Total owner's equity	5,478	5,118

	$12,205	$10,963

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2004	2003	2002
REVENUES	$17,383	$16,351	$15,327
OPERATING EXPENSES:
Salaries and employee benefits	7,245	6,855	6,467
Purchased transportation	704	608	562
Rentals and landing fees	1,521	1,548	1,524
Depreciation and amortization	794	801	806
Fuel	1,343	1,231	1,009
Maintenance and repairs	1,189	1,084	980
Business realignment costs	422	—	—
Airline stabilization compensation	—	—	(119)
Intercompany charges, net	1,452	1,347	1,332
Other	2,085	2,091	1,955

	16,755	15,565	14,516

OPERATING INCOME	628	786	811
OTHER INCOME (EXPENSE):
Interest expense	(64)	(57)	(74)
Interest income	29	13	18
Other, net	(52)	(53)	(52)

	(87)	(97)	(108)

INCOME BEFORE INCOME TAXES	541	689	703
PROVISION FOR INCOME TAXES	181	258	260

NET INCOME	$360	$431	$443

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$360	$431	$443
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	794	801	806
Provision for uncollectible accounts	76	78	72
Deferred income taxes and other noncash items	(98)	204	39
Changes in operating assets and liabilities:
Receivables	(218)	(220)	(177)
Other current assets	8	10	192
Accounts payable and other operating liabilities	628	87	(17)
Other, net	(41)	3	5

Cash provided by operating activities	1,509	1,394	1,363
INVESTING ACTIVITIES
Capital expenditures	(585)	(903)	(1,059)
Other, net	3	3	8

Cash used in investing activities	(582)	(900)	(1,051)
FINANCING ACTIVITIES
Principal payments on debt	(62)	(9)	(202)
Net payments to parent company	(728)	(464)	(95)
Other, net	—	(2)	4

Cash used in financing activities	(790)	(475)	(293)

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	137	19	19
Cash and cash equivalents at beginning of period	137	118	99

Cash and cash equivalents at end of period	$274	$137	$118

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Owner's Equity
BALANCE AT MAY 31, 2001	$—	$298	$4,004	$(54)	$4,248
Net income	—	—	443	—	443
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	7	7

Total comprehensive income					450
Net liabilities transferred from affiliate	—		(25)	—	(25)

BALANCE AT MAY 31, 2002	—	298	4,422	(47)	4,673
Net income	—	—	431	—	431
Foreign currency translation adjustment, net of deferred taxes of $8				30	30
Minimum pension liability adjustment, net of deferred tax benefit of $9	—	—	—	(16)	(16)

Total comprehensive income					445

BALANCE AT MAY 31, 2003	—	298	4,853	(33)	5,118
Net income	—	—	360	—	360
Foreign currency translation adjustment				1	1
Minimum pension liability adjustment	—	—	—	(1)	(1)

Total comprehensive income					360

BALANCE AT MAY 31, 2004	$—	$298	$5,213	$(33)	$5,478

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Description of Business and Summary of Significant Accounting Policies

        Description of Business.    Federal Express Corporation ("FedEx Express") is the world's largest express transportation company and a wholly owned subsidiary of FedEx Corporation ("FedEx").

        Fiscal Years.    Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2004 or ended May 31 of the year referenced.

        Principles of Consolidation.    The consolidated financial statements include the accounts of FedEx Express and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Credit Risk.    We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends. Historically, credit losses have been within management's expectations.

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

        Advertising.    Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $74 million, $64 million and $62 million in 2004, 2003 and 2002, respectively. In addition, FedEx Corporate Services, Inc. ("FedEx Services") performs marketing functions for us and the related charges are allocated to us and are reflected on the line item "Intercompany charges" on the consolidated statements of income. We believe the total amounts allocated reasonably reflect the costs of providing such services.

        Cash Equivalents.    Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

        Spare Parts, Supplies and Fuel.    Spare parts are stated principally at weighted-average cost. Supplies and fuel are stated principally at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service, and for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

        Property and Equipment.    Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related costs on one of our aircraft fleet types, which are capitalized and amortized over their estimated service lives. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is reflected in the results of operations. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

        For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's service life or related lease term as follows:

Range
Wide-body aircraft and related equipment	15 to 25 years
Narrow-body and feeder aircraft and related equipment	5 to 15 years
Package handling and ground support equipment and vehicles	5 to 30 years
Computer and electronic equipment	3 to 5 years
Other	3 to 30 years

        Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years, while vehicles are depreciated on a straight-line basis over five to ten years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. The changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $791 million, $797 million and $796 million in 2004, 2003 and 2002, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

        For income tax purposes, depreciation is generally computed using accelerated methods.

        Capitalized Interest.    Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $7 million in 2004, $13 million in 2003 and $23 million in 2002.

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

        Pension and Postretirement Healthcare Plans.    These defined benefit plans are measured as of the last day of our fiscal third quarter of each year using actuarial techniques that reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases, future expected long-term returns on plan assets and future increases in healthcare costs. Discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities. Assets for funded plans are presented at fair value at the measurement date in the accompanying footnotes. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction.

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

        We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries' earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations for 2004 and 2003 were approximately $425 million and $145 million, respectively, which represent only a portion of total results associated with international shipments.

        Self-Insurance Accruals.    We are primarily self-insured for workers' compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers' compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses.

        Deferred Lease Obligations.    While certain aircraft and facility leases contain fluctuating or escalating payments, the related rent expense is recorded on a straight-line basis over the lease term. The deferred lease obligation is the net cumulative excess of rent expense over rent payments.

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

        Employees Under Collective Bargaining Arrangements.    Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. Negotiations with the pilots' union began in March 2004, as the current agreement became amendable on May 31, 2004. We will continue to operate under our current agreement while we negotiate with our pilots.

        Foreign Currency Translation.    Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within owner's equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the results of operations. Cumulative net foreign currency translation losses in accumulated other comprehensive loss were $16 million, $17 million and $47 million at May 31, 2004, 2003 and 2002, respectively.

        Reclassifications.    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

        Use of Estimates.    The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; income tax liabilities; accounts receivable allowances; obsolescence of spare parts; airline stabilization compensation; contingent liabilities; and impairment assessments on long-lived assets (including goodwill).

Note 2:    Intangible Assets

        Our intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2004		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract related	73	(42)	73	(37)

        Amortization expense for intangible assets was $5 million in 2004, 2003 and 2002. Estimated amortization expense is $5 million for each of the five succeeding fiscal years.

Note 3:    Business Realignment Costs

        During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of our employees who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees. These programs, which commenced August 1, 2003 and expired during the second quarter, were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these voluntary programs, which considerably exceeded our expectations. Costs were also incurred in 2004 for the elimination of certain of our management positions and other business units based on the staff reductions from the voluntary programs and other cost reduction initiatives.

        Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred. The savings from these initiatives will be reflected primarily in lower salaries and benefits costs.

        The components of our business realignment costs and changes in the related accruals were as follows for the year ended May 31, 2004 (in millions):

	Voluntary Retirement	Voluntary Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	202	158	62	422
Cash paid	(8)	(152)	(28)	(188)
Amounts charged to other assets/liabilities	(194)	—	(17)	(211)

Ending accrual balances	$—	$6	$17	$23

(1)
Other includes costs for management severance agreements, which are payable over future periods, including compensation related to the modification of previously granted stock options and incremental pension and healthcare benefits. Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

        Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

Note 4:    Selected Current Liabilities

        The components of selected current liability captions were as follows (in millions):

	May 31,
	2004	2003
Accrued Salaries and Employee Benefits
Salaries	$97	$80
Employee benefits	269	124
Compensated absences	321	319

	$687	$523

Accrued Expenses
Self-insurance accruals	$312	$285
Taxes other than income taxes	241	237
Other	298	223

	$851	$745

Note 5:    Long-Term Debt and Other Financing Arrangements

        The components of our long-term debt were as follows (in millions):

	May 31,
	2004	2003
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$299	$299
Interest rate of 7.60%, due in 2098	239	239
Medium term notes, interest rates of 8.00% to 10.57%, due through 2007	19	44

	557	582
Capital lease obligations	501	420
Other debt, interest rates of 2.35% to 9.98%, due through 2017	198	65

	1,256	1,067
Less current portion	133	58

	$1,123	$1,009

        Capital lease obligations include certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually with principal payments due at the end of the related lease agreements. In addition, during 2004, we amended two leases for MD11 aircraft and during 2003, we amended four leases for MD11 aircraft, which commit us to firm purchase obligations for two of these aircraft during both 2005 and 2006. These amended leases were accounted for as capital leases from the date of amendment.

        Other long-term debt includes $133 million related to two leased MD11 aircraft that are consolidated under the provisions of Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The debt requires interest at LIBOR plus a margin and is due in installments through March 30, 2007. See Note 12 for further discussion.

        We incur other commercial commitments in the normal course of business to support our operations. Letters of credit at May 31, 2004 were $380 million. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheet, where applicable. Therefore, no additional liability is reflected for the letters of credit.

        Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2004, are as follows (in millions):

2005	$13
2006	15
2007	143
2008	—
2009	—

        Long-term debt, exclusive of capital leases, had carrying values of $755 million and $650 million at May 31, 2004 and 2003, respectively, compared with estimated fair values of approximately $863 million and $831 million at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

Note 6:    Lease Commitments

        We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. In addition, supplemental aircraft are leased under agreements that generally provide for cancelation upon 30 days' notice.

        The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2004	2003
Aircraft	$344	$221
Package handling and ground support equipment and vehicles	207	207
Other, principally facilities	133	135

	684	563
Less accumulated amortization	305	267

	$379	$296

        Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2004	2003	2002
Minimum rentals	$1,221	$1,271	$1,243
Contingent rentals	120	107	132

	$1,341	$1,378	$1,375

        Contingent rentals are based on equipment usage.

        A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2004 is as follows (in millions):

	Capital Leases	Operating Leases
2005	$141	$1,271
2006	111	1,221
2007	19	1,181
2008	98	1,110
2009	10	1,004
Thereafter	224	7,140

	603	$12,927

Less amount representing interest	102

Present value of net minimum lease payments	$501

        We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.

Note 7:    Income Taxes

        Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2004	2003	2002
Current provision (benefit)
Domestic:
Federal	$146	$(22)	$132
State and local	24	10	22
Foreign	82	38	38

	252	26	192

Deferred (benefit) provision
Domestic:
Federal	(61)	216	68
State and local	(10)	16	2
Foreign	—	—	(2)

	(71)	232	68

	$181	$258	$260

        A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2004	2003	2002
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	1.7	2.4	2.2
Foreign operations	(2.0)	(0.3)	0.2
Other, net	(1.2)	0.4	(0.4)

Effective tax rate	33.5%	37.5%	37.0%

        The lower effective tax rate in 2004 was primarily attributable to the favorable decision in our U.S. tax case described below, stronger than anticipated international results and the results of tax audits during 2004. Our stronger than anticipated international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes paid on the same income, thereby mitigating our exposure to double taxation. The 37.5% effective tax rate in 2003 was higher than the 2002 rate primarily due to lower state taxes in 2002.

        The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$297	$859	$301	$742
Employee benefits	321	40	233	42
Self-insurance accruals	241	—	217	—
Other	210	306	212	330
Net operating loss/credit carryforwards	11	—	9	—
Valuation allowance	(10)	—	(7)	—

	$1,070	$1,205	$965	$1,114

        In 2004, the net deferred tax liability of $135 million is classified in the balance sheet as a current deferred tax asset of $393 million and a non-current deferred tax liability of $528 million. In 2003, the net deferred tax liability of $149 million is classified in the balance sheet as a current deferred tax asset of $341 million and a non-current deferred tax liability of $490 million.

        The valuation allowance represents amounts reserved for net operating loss and tax credit carryforwards, which expire over varying periods starting in 2005. We believe that a substantial portion of these deferred assets may not be realized before their carryforward periods expire. The net increase in the valuation allowance of $3 million was due to net operating losses incurred in 2004, which are not expected to be realized.

        In August 2003, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs. The Court held that these costs were ordinary and necessary business expenses and properly deductible by us. In connection with an Internal Revenue Service ("IRS") audit for the tax years 1993 and 1994, the IRS had proposed adjustments characterizing routine jet engine maintenance costs as capital expenditures that must be recovered over seven years, rather than as expenses that are deducted immediately, as has been our practice. After settlement discussions failed to resolve this matter, in 2001 we paid $70 million in tax and interest and filed suit in Federal District Court for a complete refund of the amounts paid plus interest. Although the IRS has continued to assert its position in audits for the years 1995 through 2000 with respect to maintenance costs for jet engines and rotable aircraft parts, we believe this ruling should also apply to future tax years.

        As a result of this ruling, we recognized a one-time benefit in 2004 of $26 million, net of tax, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on the amount we paid in 2001. These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). Future periods are not expected to be materially affected by the resolution of this matter. On November 19, 2003, the IRS appealed this ruling to the Sixth Circuit Court of Appeals. All briefs have been filed in the case. We believe the District Court's ruling will be upheld on appeal.

Note 8:    Employee Benefit Plans

BENEFIT PLANS SPONSORED BY FEDEX

        Pension Plans.    A majority of our employees are covered by the FedEx Corporation Employees' Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits based on average earnings and years of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either a new cash balance formula which we call the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age, and years of credited service, and interest on the notional account balance. In either case, employees retained all benefits previously accrued under the traditional pension benefit formula and continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 receive benefits exclusively under the Portable Pension Account.

        Our employees make up in excess of 80% of the participants in this plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2004. Prior to 2001, we were the sponsor of a similar predecessor plan. Information regarding the funded status of the FedEx plan was as follows (in millions):

	May 31,
	2004	2003
Projected benefit obligation	$8,192	$6,724
Accumulated benefit obligation	6,998	5,665
Fair value of plan assets	7,602	5,685

        The weighted average actuarial assumptions for the FedEx plan were as follows:

	2004	2003	2002
Discount rate	6.78%	6.99%	7.11%
Rate of increase in future compensation levels	3.15	3.15	3.25
Expected long-term rate of return on assets	9.10*	10.10	10.90
*
For 2005, the expected long-term rate of return on plan assets will be 9.10%.

        The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the assets classes and the economic and capital market environmnents updated for current conditions.

        We incurred a net periodic benefit cost of $250 million, $161 million and $98 million in 2004, 2003 and 2002, respectively, for our participation in the FedEx Corporation Employees' Pension Plan. The increase in our 2004 and 2003 expense was a result of a lower discount rate, a lower expected long-term rate of return and a reduction in the value of plan assets. This expense is included in the salaries and employee benefits caption on the accompanying statements of income.

        Defined Contribution Plans.    Defined contribution plans are in place covering a majority of U.S. employees. Expense under these plans was $29 million in 2004 and $32 million in 2003 and 2002.

BENEFIT PLANS SPONSORED BY FEDERAL EXPRESS

        Pension Plans.    We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax benefit. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations.

        Benefit payments for the plans sponsored by us, which reflect expected future service, as appropriate, are expected to be paid as follows for the years ending May 31 (in millions):

Pension Benefits
2005	$12
2006	11
2007	12
2008	12
2009	14
2010-2014	64

        These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

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

        For the plans currently sponsored by us the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans' benefit obligations and fair value of assets over the two-year period ended May 31, 2004 and a statement of the funded status as of May 31, 2004 and 2003 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2004	2003	2004	2003
Changes in Projected Benefit Obligation ("PBO")
Projected benefit obligation at the beginning of year	$193	$213	$345	$291
Service cost	15	11	30	24
Interest cost	10	9	23	23
Actuarial loss	19	7	32	24
Transfers of plan to parent	—	(54)	—	—
Benefits paid	(7)	(6)	(22)	(20)
Special termination benefits(1)	—	—	38	—
Amendments, benefit enhancements and other	17	13	1	3

Projected benefit obligation at the end of year	$247	$193	$447	$345

Accumulated Benefit Obligation ("ABO")	$204	$164

Change in Plan Assets
Fair value of plan assets at beginning of year	$78	$78	$—	$—
Actual return (loss) on plan assets	16	(14)	—	—
Company contributions	10	10	16	17
Benefits paid	(6)	(6)	(22)	(20)
Other	7	10	6	3

Fair value of plan assets at end of year	$105	$78	$—	$—

Funded Status of the Plans	$(142)	$(115)	$(447)	$(345)
Unrecognized actuarial loss (gain)	36	26	(4)	(35)
Unamortized prior service cost (benefit)	7	4	3	4
Unrecognized transition amount	2	1	—	—

Accrued benefit cost	$(97)	$(84)	$(448)	$(376)

Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$14	$11	$—	$—
Accrued benefit liability	(111)	(95)	(448)	(376)
Minimum pension liability	(30)	(28)	—	—
Accumulated other comprehensive income(2)	28	25	—	—
Intangible asset	2	3	—	—

Accrued benefit cost	$(97)	$(84)	$(448)	$(376)

(1)
The special termination benefits reflected in the table above related primarily to early retirement incentives offered to certain groups of our employees during 2004 (see Note 3 for more information).
(2)
The minimum pension liability component of Accumulated Other Comprehensive Income is shown in the Statement of Changes in Owner's Equity and Comprehensive Income, net of deferred taxes.

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

        Net periodic benefit cost for the three years ended May 31 was as follows (in millions) for the plans currently sponsored by us:

	Pension Plans			Postretirement Healthcare Plans
	2004	2003	2002	2004	2003	2002
Service cost	$14	$11	$12	$30	$24	$24
Interest cost	10	9	13	23	23	23
Expected return on plan assets	(5)	(5)	(5)	—	—	—
Net amortization and deferral	2	(1)	4	—	(2)	(2)

	$21	$14	$24	$53	$45	$45

WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS

	Pension Plans			Postretirement Healthcare Plans
	2004	2003	2002	2004	2003	2002
Discount rate	5.26%	5.09%	5.91%	6.57%	6.75%	7.30%
Rate of increase in future compensation levels	3.00	3.01	3.15	—	—	—
Expected long-term rate of return on assets	5.62	5.69	6.06	—	—	—

        Future medical benefit costs are estimated to increase at an annual rate of 14% during 2005, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7% during 2005, decreasing to an annual growth rate of 5% in 2013 and thereafter. Our postretirement healthcare cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2004, or 2004 benefit expense.

Note 9:    Business Segment Information

        We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

        The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2004	2003	2002
REVENUE BY SERVICE TYPE
Package:
U.S. overnight box	$5,558	$5,432	$5,338
U.S. overnight envelope	1,700	1,715	1,755
U.S. deferred	2,592	2,510	2,383

Total domestic package revenue	9,850	9,657	9,476
International priority	5,131	4,367	3,834

Total package revenue	14,981	14,024	13,310
Freight:
U.S.	1,609	1,564	1,273
International	393	400	384

Total freight revenue	2,002	1,964	1,657
Other	400	363	360

	$17,383	$16,351	$15,327

GEOGRAPHICAL INFORMATION(1)
Revenues:
U.S.	$11,474	$11,238	$10,772
International	5,909	5,113	4,555

	$17,383	$16,351	$15,327

Non-current assets:
U.S.	$7,321	$6,493	$5,685
International	1,466	1,512	1,499

	$8,787	$8,005	$7,184

(1)
International revenue includes shipments that either originate in or are destined to locations outside the United States. Non-current assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

Note 10:    Supplemental Cash Flow Information

        Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2004	2003	2002
Interest (net of capitalized interest)	$82	$58	$76
Income taxes	213	83	167

        We amended two leases in 2004 and four leases in 2003 for MD11 aircraft, which required us to record $110 million in 2004 and $221 million in 2003, in both fixed assets and long-term liabilities.

        We consolidated an entity that owns two MD11 aircraft under the provisions of FIN 46. The consolidation of this entity on September 1, 2003 resulted in an increase in our fixed assets and long-term liabilities of approximately $140 million. See Note 12.

Note 11:    Guarantees and Indemnifications

        We adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

        Substantially all of our guarantees and indemnifications were entered into prior to December 31, 2002 and have not been modified since then. Therefore, no amounts have been recognized in our financial statements for the underlying fair value of these obligations. With the exception of residual value guarantees in certain operating leases, a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations.

        Operating Leases.    We have guarantees under certain operating leases, amounting to $15 million as of May 31, 2004, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        Certain of our operating leases contain other indemnification obligations to the lessor, which are considered ordinary and customary (e.g., use and environmental indemnifications). The terms of these obligations range in duration and often are not limited. Such indemnification obligations continue until and, in many cases, after expiration of the respective lease.

        Other Contracts.    In conjunction with certain transactions, primarily sales or purchases of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, tax and software infringement), the terms of which range in duration and often are not limited.

        Intra-Company Guarantees.    We provide guarantees on certain FedEx unsecured debt instruments aggregating approximately $2.3 billion at May 31, 2004, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx's $1 billion revolving credit agreements, which back its commercial paper program. At May 31, 2004, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

        Special Facitlity Revenue Bonds.    Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. In certain cases, the bond proceeds were loaned to us and are included in long-term debt and in other cases, the facilities were leased to us and are accounted for as either capital leases or operating leases. Approximately $800 million in principal of these bonds (with total future principal and interest payments of approximately $1.5 billion as of May 31, 2004) is unconditionally guaranteed by us. Of the $800 million bond principal, $45 million was in long-term debt and $204 million was in capital lease obligations at May 31, 2004 and the remainder were in operating leases.

Note 12:    Variable Interest Entities

        We entered into a lease in July 2001 for two MD11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. The original cost of the assets under the lease was approximately $150 million.

        This lease contains residual value guarantees that obligate us, not the third-party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides us with the right to receive any residual returns of the entity if they occur. At May 31, 2004, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million. FIN 46 required us to consolidate the separate entity that owns the two MD11 aircraft. Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease). As a result of this consolidation, the accompanying May 31, 2004 balance sheet includes an additional $126 million of fixed assets and $133 million of long-term liabilities.

Note 13:    Commitments

        Annual purchase commitments under various contracts as of May 31, 2004 were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2005	$22	$170	$8	$200
2006	—	136	8	144
2007	111	97	8	216
2008	131	67	8	206
2009	567	63	8	638
Thereafter	1,141	119	129	1,389
(1)
Primarily aircraft modifications.
(2)
Primarily advertising and promotion contracts.

        The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and advertising and promotions contracts. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

        We are committed to purchase two A310s, seven ATRs and ten Airbus A380s (a new high-capacity, long-range aircraft). The A310s and ATRs are expected to be delivered in 2005. We expect to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. Deposits and progress payments of $25 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

Note 14:    Legal Proceedings

        Operations in 2002 were significantly affected by the terrorist attacks on September 11, 2001. During 2002, we recognized a total of $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the "Act"), of which $101 million had been received as of May 31, 2004. The amounts recognized were for our estimate of losses we incurred as a result of the mandatory grounding of our aircraft and for incremental losses incurred through December 31, 2001. All amounts recognized were reflected as reduction of operating expense under the caption "Airline stabilization compensation."

        In the fourth quarter of 2003, the Department of Transportation ("DOT") asserted that we were overpaid by $31.6 million and has demanded repayment. We have filed requests for administrative and judicial review. We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

        Pursuant to the Federal Aviation Administration reauthorization enacted during the third quarter of 2004, the General Accounting Office submitted a report to Congress on June 4, 2004, on the criteria and procedures used by the Secretary of Transportation under the Act. Issuance of the report frees the DOT to make a final determination on our claim and also reinforces the Congressional directive to the DOT to refer any remaining disputed claims to an administrative law judge upon an affected claimant's request.

        We agreed to mediation with the DOT, but it did not result in a resolution of the dispute. We will continue to pursue our claim for compensation under the Act.

        We believe that we have complied with all aspects of the Act, that it is probable we will ultimately collect the remaining $18 million receivable and that we will not be required to pay any portion of the DOT's $31.6 million demand. We cannot be assured of the ultimate outcome; however, it is reasonably possible that a material reduction to the $119 million of compensation we have previously recognized under the Act could occur. Based on the DOT's assertion, the range for potential loss on this matter is zero to $49.6 million.

        We are a defendant in several lawsuits filed in California state courts containing various class-action allegations under California's wage and hour laws. The plaintiffs in these lawsuits generally are hourly employees who allege, among other things, that they were forced to work "off the clock" and were not provided work breaks. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. To date, none of these cases has been certified as a class action. We believe that the claims in these cases are without merit. We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases. In the opinion of management, the aggregate liability, if any, with respect to these claims will not materially adversely affect our financial position, results of operations or cash flows.

        Also, see Note 7 for discussion of other legal proceedings. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

Note 15:    Parent/Affiliate Transactions

        Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at May 31, 2004 and 2003 primarily represent the net activity from participation in FedEx's consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates.

        The formation of FedEx Services at the beginning of 2001 represented the implementation of a business strategy that combined our sales, marketing and information technology functions with those of FedEx Ground Package System, Inc. ("FedEx Ground") to form a shared services company that supports the package businesses for both of us. FedEx Services provides our customers with a single point of contact for all express services. Prior to the formation of FedEx Services, each business had its own self-contained sales, marketing and information technology functions. The line item "Intercompany charges" on the consolidated statements of income represents an allocation primarily of the costs of the services that FedEx Services provided for us. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. We believe the total amounts allocated reasonably reflect the cost of providing such services.

        We also receive allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

        In connection with the formation of FedEx Services, certain customers doing business with both us and FedEx Ground are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $347 million at May 31, 2004 and $278 million at May 31, 2003.

Note 16:    Summary of Quarterly Operating Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
	(in millions)
2004
Revenues	$4,109		$4,250		$4,347	$4,677
Operating income (loss)	22	(1)	(19	)(3)	223	402
Net income (loss)	23	(1)(2)	(30	)(3)	119	248	(4)
2003
Revenues	$3,934		$4,098		$4,064	$4,255
Operating income	128		228		133	297
Net income	67		127		69	168
(1)
Includes $132 million ($82 million, net of tax) of business realignment costs described in Note 3.
(2)
Includes $26 million, net of tax related to a favorable ruling on an IRS case described in Note 7.
(3)
Includes $276 million ($171 million, net of tax) of business realignment costs described in Note 3.
(4)
Includes a $13 million nonrecurring benefit related to the reduction of our effective tax rate. See Note 7.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2004 and 2003, and for each of the three years in the period ended May 31, 2004, and have issued our report thereon dated June 22, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee
June 22, 2004

S-1

SCHEDULE II

FEDEX EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2004	$65	$76	$15	(a)	$91	(b)	$65
2003	$58	$78	$17	(a)	$88	(b)	$65
2002	$60	$81	$14	(a)	$97	(b)	$58
Allowance for Revenue Adjustments
2004	$57	$—	$329	(c)	$332	(d)	$54
2003	$49	$—	$304	(c)	$296	(d)	$57
2002	$42	$—	$263	(c)	$256	(d)	$49
Inventory Valuation Allowance:
2004	$101	$16	$10	(e)	$3		$124
2003	$91	$12	$—		$2		$101
2002	$78	$14	$—		$1		$91
(a)
Transfers related to FedEx Ground factoring agreement.
(b)
Uncollectible accounts written off, net of recoveries.
(c)
Principally charged against revenue.
(d)
Service failures, rebills and other.
(e)
Reclassifications.

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
10.47
Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48
Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001 between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx's FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
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
10.51
Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.52
Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx's FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.53
Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)
10.54
First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.3 to FedEx's FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits
*12	Statement re Computation of Ratio of Earnings to Fixed Charges.
*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FEDERAL EXPRESS CORPORATION CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
FEDERAL EXPRESS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (IN MILLIONS)
FEDERAL EXPRESS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)
FEDERAL EXPRESS CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY AND COMPREHENSIVE INCOME (IN MILLIONS)
FEDERAL EXPRESS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHEDULE II FEDEX EXPRESS CORPORATION VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002
EXHIBIT INDEX