Form 10-Q
period 2004-08-31
FEDERAL EXPRESS CORP
filed 2004-09-24
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State of incorporation)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of September 17, 2004 was 1,000.  The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	August 31, 2004	May 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$241	$274
Receivables, less allowances of $115 and $119	2,401	2,475
Spare parts, supplies and fuel, less allowances of $129 and $124	199	205
Deferred income taxes	395	393
Prepaid expenses and other	57	71

Total current assets	3,293	3,418

PROPERTY AND EQUIPMENT, AT COST	14,007	13,849
Less accumulated depreciation and amortization	7,958	7,782

Net property and equipment	6,049	6,067

OTHER LONG-TERM ASSETS
Due from parent company	2,097	1,961
Goodwill	340	340
Other assets	398	419

Total other long-term assets	2,835	2,720

	$12,177	$12,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY

	August 31, 2004	May 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$215	$133
Accrued salaries and employee benefits	606	687
Accounts payable	1,043	1,131
Accrued expenses	868	851
Due to parent company and other FedEx subsidiaries	191	247

Total current liabilities	2,923	3,049

LONG-TERM DEBT, LESS CURRENT PORTION	1,034	1,123

OTHER LONG-TERM LIABILITIES
Deferred income taxes	517	528
Pension, postretirement healthcare and other benefit obligations	602	589
Self-insurance accruals	494	486
Deferred lease obligations	505	494
Deferred gains, principally related to aircraft transactions	415	422
Other liabilities	33	36

Total other long-term liabilities	2,566	2,555

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	5,381	5,213
Accumulated other comprehensive loss	(25)	(33)

Total owner’s equity	5,654	5,478

	$12,177	$12,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2004	2003

REVENUES	$4,585	$4,109

OPERATING EXPENSES:
Salaries and employee benefits	1,849	1,794
Purchased transportation	196	160
Rentals and landing fees	380	368
Depreciation and amortization	196	199
Fuel	422	293
Maintenance and repairs	324	284
Business realignment costs	—	132
Intercompany charges, net	361	347
Other	554	510
	4,282	4,087
OPERATING INCOME	303	22

OTHER INCOME (EXPENSE):
Interest, net	(13)	13
Other, net	(17)	(10)
	(30)	3
INCOME BEFORE INCOME TAXES	273	25

PROVISION FOR INCOME TAXES	104	2

NET INCOME	$169	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2004	2003

OPERATING ACTIVITIES
Net income	$169	$23
Noncash charges:
Depreciation and amortization	196	199
Other, net	(12)	9
Changes in operating assets and liabilities, net	(78)	78

Cash provided by operating activities	275	309

INVESTING ACTIVITIES
Capital expenditures	(165)	(101)

Cash used in investing activities	(165)	(101)

FINANCING ACTIVITIES
Principal payments on debt	(7)	(31)
Net payments to parent company	(136)	(157)

Cash used in financing activities	(143)	(188)

CASH AND CASH EQUIVALENTS

Net (decrease) increase in cash and cash equivalents	(33)	20
Cash and cash equivalents at beginning of period	274	137

Cash and cash equivalents at end of period	$241	$157

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  This Quarterly Report on Form 10-Q reflects the operations of Federal Express Corporation (“FedEx Express”) and our subsidiaries.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2004.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2004 and the results of our operations and cash flows for the three-month periods ended August 31, 2004 and 2003.  Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS REALIGNMENT COSTS.  During 2004, we incurred $422 million of business realignment costs related to voluntary early retirement and severance programs ($132 million in the first quarter).  At May 31, 2004, we had remaining business realignment related accruals of $23 million.  At August 31, 2004, these accruals totaled $14 million due to cash payments made in the first quarter of 2005. The remaining accruals relate to management severance agreements, which are payable over future periods.

GUARANTEES.   We provide guarantees on FedEx debt instruments jointly and severally with other affiliated companies in the FedEx consolidated group.  In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreements, which back its commercial paper program.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.  Negotiations with the pilots’ union began in March 2004.  In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended August 31,
	2004	2003

Net income	$169	$23
Other comprehensive income:
Foreign currency translation adjustments, net of a deferred tax benefit of $4 in 2003	8	(10)
Comprehensive income	$177	$13

(3) Employee Benefit Plans

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx.  The plan covers certain U.S. employees age 21 and over, with at least one year of service.  For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2004.  We incurred a net periodic benefit cost of $66 million and $62 million for the quarters ended August 31, 2004 and 2003, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan.  These amounts were paid to our parent, FedEx.  We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees.  For the plans currently sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2004	2003	2004	2003
Service cost	$4	$4	$8	$8
Interest cost	3	2	7	5
Expected return on plan assets	(2)	(1)	—	—
Net amortization and deferral	1	—	—	—
	$6	$5	$15	$13

No material contributions were made during the first quarter of 2005 to pension plans sponsored by us and none are expected to be required in 2005.

(4) Commitments

As of August 31, 2004, our purchase commitments for the remainder of 2005 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2005 (remainder)	$28	$123	$9	$160
2006	—	146	10	156
2007	111	98	10	219
2008	131	67	8	206
2009	567	63	8	638
Thereafter	1,141	119	130	1,390

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

We are committed to purchase four Airbus A310s, four ATRs and ten Airbus A380s (a new high-capacity, long-range aircraft).  The A310s and ATRs are expected to be delivered in 2005.  We expect to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. Deposits and progress payments of $27 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.   Payments related to all of these commitments are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations. Also, we have entered into agreements to acquire eight MD11 aircraft, five Airbus A310s and one Airbus A300 to be received during 2005.  Because delivery of these aircraft is subject to certain conditions, they are not included in the table above.

A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2004 is as follows (in millions):

	Capital Leases	Operating Leases

2005 (remainder)	$126	$910
2006	110	1,185
2007	19	1,144
2008	98	1,082
2009	10	974
Thereafter	225	7,199
	588	$12,494
Less amount representing interest	95
Present value of future minimum lease payments	$493

(5) Contingencies

During 2002 we recognized $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the “Act”), of which $101 million was received.  In the fourth quarter of 2003, the Department of Transportation (“DOT”) asserted that we were overpaid by $31.6 million and has demanded repayment.  We have filed requests for administrative and judicial review.  We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

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

In light of our ongoing dispute with the DOT, we undertook a further review of our claim and amended our application in August 2004 to reclassify several items in our claim.  This amendment did not have a material effect on the total compensation we claimed under the Act.

We are a defendant in several lawsuits filed in California state courts containing various class-action allegations under California’s wage and hour laws.  The plaintiffs in these lawsuits generally are hourly employees who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits.  The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both.  To date, none of these cases has been certified as a class action.  We believe that the claims in these cases are without merit.  We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases.  In the opinion of management, the aggregate liability, if any, with respect to these claims will not materially adversely affect our financial position, results of operations or cash flows.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal.

We are subject to other legal proceedings that arise in the ordinary course of our business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(6) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at August 31, 2004 and May 31, 2004 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated interest income on these amounts at market rates.

We also receive allocated charges from FedEx Corporate Services, Inc. (“FedEx Services”) for sales, marketing and information technology functions and from our parent for management fees related to services received for general corporate oversight, including executive officers and certain administrative functions.  We believe the total amounts allocated reasonably reflect the cost of providing such services.

Customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”) are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $355 million at August 31, 2004 and $347 million at May 31, 2004.

(7) Supplemental Cash Flow Information

	Three Months Ended August 31,
	2004	2003
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$28	$28
Income taxes	137	—

We amended two leases for MD11 aircraft during the first quarter of 2004, which required us to record $110 million in both fixed assets and long-term liabilities.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2004, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated June 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
September 21, 2004

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended May 31, 2004 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended August 31, 2004.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K for the year ended May 31, 2004.

FedEx Services, a wholly owned subsidiary of FedEx, provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground.  The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided.  These allocations materially approximate the cost of providing these functions.  The line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services.  In addition, “Intercompany charges” also includes allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain administrative functions.  We believe the total amounts allocated reasonably reflect the cost of providing such services.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2004	2003		Percent Change
Revenues:
Package:
U.S. overnight box	$1,449	$1,348		7
U.S. overnight envelope	439	432		2
U.S. deferred	648	606		7
Total U.S. domestic package revenue	2,536	2,386		6
International Priority (IP)	1,440	1,155		25
Total package revenue	3,976	3,541		12
Freight:
U.S.	421	365		15
International	90	105		(14)
Total freight revenue	511	470		9
Other	98	98		—
Total revenues	4,585	4,109		12
Operating expenses:
Salaries and employee benefits	1,849	1,794		3
Purchased transportation	196	160		23
Rentals and landing fees	380	368		3
Depreciation and amortization	196	199		(2)
Fuel	422	293		44
Maintenance and repairs	324	284		14
Business realignment costs	—	132		NM
Intercompany charges	361	347		4
Other	554	510		9
Total operating expenses	4,282	4,087		5
Operating income	$303	$22	(1)	NM

Operating margin	6.6%	0.5	%(1)

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,150	1,169		(2)
U.S. overnight envelope	662	682		(3)
U.S. deferred	862	871		(1)
Total U.S. domestic ADV	2,674	2,722		(2)
IP	419	370		13
Total ADV	3,093	3,092		—

Revenue per package (yield):
U.S. overnight box	$19.37	$18.02		7
U.S. overnight envelope	10.21	9.90		3
U.S. deferred	11.57	10.87		6
U.S. domestic composite	14.59	13.70		6
IP	52.93	48.80		8
Composite package yield	19.78	17.90		11

Freight Statistics
Average daily freight pounds:
U.S.	8,213	7,898		4
International	1,861	2,276		(18)
Total average daily freight pounds	10,074	10,174		(1)

Revenue per pound (yield):
U.S.	$0.79	$0.72		10
International	0.74	0.72		3
Composite freight yield	0.78	0.72		8

(1)  Includes $132 million of business realignment costs described herein, which reduced operating margin by 321 basis points.

Revenues

Total revenues increased 12% in the first quarter of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic yields.  During the first quarter, IP revenues grew 25% due to 13% volume growth and an 8% improvement in yield.  Asia experienced 21% average daily volume growth during the first quarter (led by China with 52% growth), while outbound shipments from the United States, Europe and Latin America continued to improve.  IP yield increased across all regions due to increases in international average weight per package, higher fuel surcharge revenue and favorable exchange rate differences, partially offset by a slight decline in international average rate per pound.

U.S. domestic composite yield increased 6% during the first quarter of 2005 due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  An average list price increase of 2.5%, along with certain surcharge increases, became effective in January 2004 for U.S. domestic shipments and U.S. outbound international shipments.  U.S. domestic volumes decreased slightly during the first quarter.  Freight revenue increased during the first quarter due to higher yields and domestic volumes, which more than offset the effect of lower international volumes.  We expect continuing decreases in international freight volumes as we prioritize sales efforts to fill space on international flights with higher yielding IP shipments.

Fuel surcharge revenue was higher in the first quarter of 2005 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 6.0% and 7.5% during the first quarter of 2005 and between 3.0% and 5.0% during the prior year period.  International fuel surcharges ranged between 3.0% and 7.5% during the first quarter of 2005 and between 2.0% and 4.0% during the prior year period.

Operating Income

Operating income increased by $281 million during the first quarter of 2005.  The first quarter of 2004 included $132 million of costs related to our business realignment programs.  The savings from these programs were reflected in lower growth of salaries and employee benefits costs in the first quarter of 2005.  Increases in revenues, savings from our business realignment programs and ongoing cost control efforts offset salary increases, higher incentive compensation and higher maintenance costs.  In addition, we benefited from one additional operating day in the first quarter of 2005.

During the first quarter of 2005, fuel costs were higher due to a 43% increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue offset higher jet fuel prices.  Purchased transportation costs increased in the first quarter of 2005 as IP volume growth led to an increase in contract pick-up and delivery services.  Depreciation and amortization expense decreased, reflecting lower capital spending over the past several years.  Higher maintenance costs during the first quarter of 2005 were primarily due to the timing of scheduled aircraft maintenance events driven by a higher utilization of aircraft related to U.S. Postal Service volumes and a higher average age of certain types of our aircraft.

Interest and Income Taxes

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal.  Net interest expense increased $26 million during the first quarter of 2005, as the favorable resolution of the tax case described above resulted in net interest income in the first quarter of 2004.

Our effective tax rates for the first quarter of 2005 and 2004 were 38.1% and 9.1%, respectively.  The lower effective tax rate for the first quarter of 2004 was primarily related to the tax ruling described above.  We expect the effective tax rate to approximate 38.1% for the remainder of the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

Net Income

Net income increased substantially during the first quarter of 2005.  First quarter 2004 results included business realignment costs of $132 million ($82 million, net of tax), which were partially offset by the $26 million, net of tax, benefit recognized due to the favorable ruling on the IRS tax case discussed above.

Business Realignment Costs

During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter of 2004, were limited to eligible U.S. salaried staff employees and managers and approximately 3,600 employees accepted offers under these programs.  Costs were also incurred during the first quarter of 2004 for the elimination of certain management positions based on the staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred.

During 2004, we incurred $422 million of business realignment costs related to these programs ($132 million in the first quarter).  At May 31, 2004, we had remaining business realignment related accruals of $23 million.  At August 31, 2004, these accruals totaled $14 million due to cash payments made in the first quarter of 2005.  The remaining accruals relate to management severance agreements, which are payable over future periods.

Airline Stabilization Compensation

During 2002 we recognized $119 million of compensation under the Air Transportation Safety and System Stabilization Act (the “Act”), of which $101 million was received.  In the fourth quarter of 2003, the Department of Transportation (“DOT”) asserted that we were overpaid by $31.6 million and has demanded repayment.  We have filed requests for administrative and judicial review.  We received an opinion from the District of Columbia U.S. Court of Appeals stating that most of the determinations that we requested were not yet ripe for decision and the Court will not rule prior to final determination by the DOT and exhaustion of administrative remedies.

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

In light of our ongoing dispute with the DOT, we undertook a further review of our claim and amended our application in August 2004 to reclassify several items in our claim.  This amendment did not have a material effect on the total compensation we claimed under the Act.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Airline Stabilization Compensation,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx Express.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

•                              the ability of FedEx to effectively operate, integrate and leverage the FedEx Kinko’s business;

•                              sudden changes in fuel prices or currency exchange rates;

•                              our ability to maintain or increase our fuel surcharges in response to rising fuel prices due to competitive pressures;

•                              significant changes in the volumes of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of August 31, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1

Amendment, dated August 30, 2004, to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Extension Agreement dated as of September 23, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference).

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

FEDERAL EXPRESS CORPORATION

Date: September 24, 2004	/s/ JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment, dated August 30, 2004, to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Extension Agreement dated as of September 23, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx's FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference).

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