Form 10-Q
period 2004-11-30
FEDERAL EXPRESS CORP
filed 2004-12-17
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State of incorporation)	(I.R.S. Employer
Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal	(Zip Code)
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

The number of shares of common stock outstanding as of December 10, 2004 was 1,000.  The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	November 30, 2004	May 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$240	$274
Receivables, less allowances of $114 and $119	2,643	2,475
Spare parts, supplies and fuel, less allowances of $134 and $124	206	205
Deferred income taxes	394	393
Prepaid expenses and other	55	71

Total current assets	3,538	3,418

PROPERTY AND EQUIPMENT, AT COST	14,147	13,849
Less accumulated depreciation and amortization	8,080	7,782

Net property and equipment	6,067	6,067

OTHER LONG-TERM ASSETS
Due from parent company	1,999	1,961
Goodwill	341	340
Other assets	687	419

Total other long-term assets	3,027	2,720

	$12,632	$12,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY

	November 30, 2004	May 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$161	$133
Accrued salaries and employee benefits	694	687
Accounts payable	1,216	1,131
Accrued expenses	877	851
Due to parent company and other FedEx subsidiaries	217	247

Total current liabilities	3,165	3,049

LONG-TERM DEBT, LESS CURRENT PORTION	1,031	1,123

OTHER LONG-TERM LIABILITIES
Deferred income taxes	497	528
Pension, postretirement healthcare and other benefit obligations	621	589
Self-insurance accruals	508	486
Deferred lease obligations	491	494
Deferred gains, principally related to aircraft transactions	407	422
Other liabilities	39	36

Total other long-term liabilities	2,563	2,555

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	5,570	5,213
Accumulated other comprehensive income (loss)	5	(33)

Total owner’s equity	5,873	5,478

	$12,632	$12,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

REVENUES	$4,803	$4,250	$9,388	$8,359

OPERATING EXPENSES:
Salaries and employee benefits	1,833	1,768	3,682	3,562
Purchased transportation	211	172	407	332
Rentals and landing fees	397	381	777	749
Depreciation and amortization	196	200	392	399
Fuel	513	310	935	603
Maintenance and repairs	321	292	645	576
Business realignment costs	—	276	—	408
Airline Stabilization Act charge	48	—	48	—
Intercompany charges, net	373	350	734	697
Other	584	520	1,138	1,030
	4,476	4,269	8,758	8,356

OPERATING INCOME (LOSS)	327	(19)	630	3

OTHER INCOME (EXPENSE):
Interest, net	(11)	(16)	(24)	(3)
Other, net	(16)	(13)	(33)	(23)
	(27)	(29)	(57)	(26)

INCOME (LOSS) BEFORE INCOME TAXES	300	(48)	573	(23)

PROVISION (BENEFIT) FOR INCOME TAXES	111	(18)	215	(16)

NET INCOME (LOSS)	$189	$(30)	$358	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$358	$(7)
Noncash charges (credits):
Depreciation and amortization	392	399
Other, net	(30)	28
Changes in operating assets and liabilities, net	(12)	434

Cash provided by operating activities	708	854

INVESTING ACTIVITIES
Capital expenditures	(641)	(261)
Proceeds from asset dispositions	1	2

Cash used in investing activities	(640)	(259)

FINANCING ACTIVITIES
Principal payments on debt	(64)	(43)
Net payments to parent company	(38)	(400)

Cash used in financing activities	(102)	(443)

CASH AND CASH EQUIVALENTS

Net (decrease) increase in cash and cash equivalents	(34)	152
Cash and cash equivalents at beginning of period	274	137

Cash and cash equivalents at end of period	$240	$289

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2004, the results of our operations for the three- and six-month periods ended November 30, 2004 and 2003 and our cash flows for the six-month periods ended November 30, 2004 and 2003.  Operating results for the three- and six-month periods ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

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

BUSINESS REALIGNMENT COSTS.  During 2004, we incurred $422 million of business realignment costs related to voluntary early retirement and severance programs ($276 million in the second quarter and $408 million in the first half of the year).  At May 31, 2004, we had remaining business realignment related accruals of $23 million.  At November 30, 2004, these accruals had decreased to $11 million due predominantly to cash payments made in the first half of 2005. The remaining accruals relate to management severance agreements, which are payable over future periods.

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

AIRLINE STABILIZATION ACT CHARGE. During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”).  Under their interpretation of the Act, the DOT determined that we are entitled to $72 million of compensation, an increase of $3 million from its initial determination.  Because we had previously received $101 million under the Act, the DOT has demanded repayment of $29 million.  While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we can no longer conclude that collection of the entire $119 million recorded in fiscal 2002 is probable.  Accordingly, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.  Should any additional amounts ultimately be recovered by us on this matter, they will be recognized in the period that they are realized.

(2) Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) reported in our financial statements to comprehensive income (in millions):

	Three Months Ended November 30,
	2004	2003

Net income (loss)	$189	$(30)
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $6 and $4	31	20
Comprehensive income (loss)	$220	$(10)

	Six Months Ended November 30,
	2004	2003

Net income (loss)	$358	$(7)
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $6 in 2004	38	10
Comprehensive income	$396	$3

(3) Employee Benefit Plans

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx.  The plan covers certain U.S. employees age 21 and over, with at least one year of service.  For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2004.  We incurred a net periodic benefit cost of $62 million and $128 million for the second quarter and six months ended November 30, 2004, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan.  We incurred a net periodic benefit cost of $62 million and $124 million for the second quarter and six months ended November 30, 2003, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan.  These amounts were paid to our parent, FedEx.  We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees.  For the plans currently sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare plans for the three- and six-month periods ended November 30 (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
Pension Plans	2004	2003	2004	2003
Service cost	$4	$3	$8	$7
Interest cost	3	3	6	5
Expected return on plan assets	(2)	(2)	(4)	(3)
Net amortization and deferral	1	1	2	1
	$6	$5	$12	$10

	Three Months Ended November 30,		Six Months Ended November 30,
Postretirement Healthcare Plans	2004	2003	2004	2003
Service cost	$8	$7	$16	$15
Interest cost	7	8	14	13
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—
	$15	$15	$30	$28

No material contributions were made during the second quarter and first half of 2005 to pension plans sponsored by us and none are expected to be required in 2005.

(4) Commitments

As of November 30, 2004, our purchase commitments for the remainder of 2005 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2005 (remainder)	$111	$88	$8	$207
2006	48	201	10	259
2007	116	98	9	223
2008	131	53	8	192
2009	567	55	8	630
Thereafter	1,142	94	129	1,365

(1) Primarily aircraft modifications.

(2) Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services.  Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport.  Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

We are committed to purchase three MD11s, five Airbus A300s, nine Airbus A310s and one ATR (all in passenger configuration) and ten Airbus A380s (a new high-capacity, long-range aircraft).  The three MD11s, one A300, seven A310s and the ATR are expected to be delivered in 2005.  We expect to take delivery of four A300s and one A310 in 2006, one A310 in 2007 and three of the ten A380s in each of 2009, 2010 and 2011 and the remaining one in 2012.  Deposits and progress payments of $33 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Payments related to all of these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.

A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2004 is as follows (in millions):

	Capital Leases	Operating Leases

2005 (remainder)	$67	$654
2006	111	1,168
2007	19	1,123
2008	98	1,058
2009	10	948
Thereafter	224	7,355
	529	$12,306
Less amount representing interest	88
Present value of future minimum lease payments	$441

While certain of our lease agreements contain covenants governing the use of the leased assets or requiring us to maintain certain levels of insurance, our lease agreements include no material financial covenants or limitations.

(5) Contingencies

Wage and Hour.  We are a defendant in several lawsuits filed in California state courts containing various class-action allegations under California’s wage-and-hour laws.  The plaintiffs in these lawsuits are our employees who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits.  The plaintiffs generally seek unspecified monetary damages, injunctive relief or both.

To date, one of these wage-and-hour cases, Foster et al. v. FedEx, has been certified as a class action.  In this matter, which is pending in California state court, the plaintiffs purport to represent a class of all hourly employees in California from October 15, 1998 to present.  The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work.  The court issued a ruling on December 13, 2004 granting class certification on all issues.  The ruling, however, does not address whether we will ultimately be held liable.

We have denied any liability with respect to these claims and intend to vigorously defend ourselves in these cases.  Given the nature and status of these wage-and-hour claims, we are currently evaluating, but cannot yet determine the amount of potential loss in these matters; however, it is reasonably possible that such amounts could be material.

Jet Engine Maintenance.  During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal.  Oral arguments were conducted before the Sixth Circuit Court of Appeals in December 2004.

Other.  We are subject to other legal proceedings that arise in the ordinary course of their business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

 (6) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at November 30, 2004 and May 31, 2004 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated interest income on these amounts at market rates.

We also receive allocated charges from FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, for sales, marketing and information technology functions and from our parent for management fees related to services received for general corporate oversight, including executive officers and certain administrative functions.  We believe the total amounts allocated reasonably reflect the cost of providing such services.

Customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $398 million at November 30, 2004 and $347 million at May 31, 2004.

(7) Supplemental Cash Flow Information

	Six Months Ended November 30,
	2004	2003
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$41	$46
Income taxes primarily paid to (received from) parent	296	(24)

We amended two leases for MD11 aircraft during the first quarter of 2004, which required us to record $110 million in both fixed assets and long-term liabilities.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
December 15, 2004

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended May 31, 2004 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended November 30, 2004.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K, as amended, for the year ended May 31, 2004.

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

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income (loss) (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended			Percent	Six Months Ended			Percent
	2004	2003		Change	2004	2003		Change
Revenues:
Package:
U.S. overnight box	$1,471	$1,347		9	$2,920	$2,695		8
U.S. overnight envelope	432	408		6	871	840		4
U.S. deferred	682	626		9	1,330	1,232		8
Total U.S. domestic package revenue	2,585	2,381		9	5,121	4,767		7
International Priority (IP)	1,537	1,258		22	2,977	2,413		23
Total package revenue	4,122	3,639		13	8,098	7,180		13
Freight:
U.S.	470	401		17	892	766		16
International	91	98		(7)	181	203		(11)
Total freight revenue	561	499		12	1,073	969		11
Other	120	112		7	217	210		3
Total revenues	4,803	4,250		13	9,388	8,359		12
Operating expenses:
Salaries and employee benefits	1,833	1,768		4	3,682	3,562		3
Purchased transportation	211	172		23	407	332		23
Rentals and landing fees	397	381		4	777	749		4
Depreciation and amortization	196	200		(2)	392	399		(2)
Fuel	513	310		65	935	603		55
Maintenance and repairs	321	292		10	645	576		12
Business realignment costs	—	276		NM	—	408		NM
Airline Stabilization Act charge	48	—		NM	48	—		NM
Intercompany charges	373	350		7	734	697		5
Other	584	520		12	1,138	1,030		10
Total operating expenses	4,476	4,269		5	8,758	8,356		5
Operating income (loss)	$327	$(19	)(1)	NM	$630	$3	(2)	NM

Operating margin	6.8%	(0.4	)%(1)		6.7%	0.0	%(2)

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,179	1,169		1	1,164	1,169		—
U.S. overnight envelope	663	655		1	663	668		(1)
U.S. deferred	941	924		2	901	898		—
Total U.S. domestic ADV	2,783	2,748		1	2,728	2,735		—
IP	443	397		12	430	383		12
Total ADV	3,226	3,145		3	3,158	3,118		1

Revenue per package (yield):
U.S. overnight box	$19.81	$18.29		8	$19.59	$18.15		8
U.S. overnight envelope	10.33	9.90		4	10.27	9.90		4
U.S. deferred	11.51	10.74		7	11.54	10.81		7
U.S. domestic composite	14.74	13.75		7	14.67	13.72		7
IP	55.13	50.30		10	54.04	49.57		9
Composite package yield	20.28	18.37		10	20.03	18.13		10

Freight Statistics
Average daily freight pounds:
U.S.	9,008	8,649		4	8,605	8,270		4
International	1,874	2,092		(10)	1,867	2,185		(15)
Total average daily freight pounds	10,882	10,741		1	10,472	10,455		—

Revenue per pound (yield):
U.S.	$0.83	$0.74		12	$0.81	$0.73		11
International	0.77	0.74		4	0.76	0.73		4
Composite freight yield	0.82	0.74		11	0.80	0.73		10

(1)  Includes $276 million of business realignment costs, described herein, which reduced operating margin by 615 basis points.

(2)  Includes $408 million of business realignment costs, described herein, which reduced operating margin by 435 basis points.

Revenues

Total revenues increased in the second quarter and first half of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic yields.  During the second quarter, IP revenues experienced strong growth of 22% on a 10% increase in yield and volume growth of 12%.  During the first half, IP revenues experienced strong growth of 23% on a 9% increase in yield and volume growth of 12%.  Asia experienced strong average daily volume growth during both the second quarter and first half of 2005.  Outbound shipments from the United States, Europe and Latin America also continued to improve.  IP yield increased across all regions during the second quarter and first half of 2005 due to higher fuel surcharge revenue, increases in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 7% in both the second quarter and first half of 2005 due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  An average list price increase of 2.5%, along with certain surcharge increases, became effective in January 2004 for U.S. domestic shipments and U.S. outbound international shipments.  U.S. domestic volumes increased 1% during the second quarter, but were slightly down for the first half of 2005.  The domestic volume decrease for the first half reflects the transition of a major domestic shipper’s volume to FedEx Ground in the first quarter of 2005.  Freight revenue increased during the first half due to higher yields and domestic volumes, which more than offset the effect of lower international volumes.  We expect continuing decreases in international freight volumes as we prioritize sales efforts to fill space on international flights with higher yielding IP shipments.  In November 2004, we announced a 4.6% average list price increase effective January 3, 2005 on our  U.S. domestic shipments and U.S. outbound international shipments while lowering our fuel surcharge index by 2%.

Fuel surcharge revenue was higher in the second quarter and first half of 2005 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 6.0% and 11.0% during the first half of 2005 and between 3.0% and 4.5% during the prior year period.  International fuel surcharges ranged between 3.0% and 11.0% during the first half of 2005 and between 2.0% and 4.5% during the prior year period.

During the second quarter of 2005, we entered into a fifth addendum to the transportation agreement with the U.S. Postal Service, allowing us to continue carrying incremental pounds of mail through May 31, 2006 at higher committed volumes than under the original agreement.  Revenues under this agreement are included in U.S. freight revenue.

Operating Income

Operating income increased during the second quarter and first half of 2005.  The second quarter and first half of 2004 included $276 million and $408 million, respectively, of costs related to our business realignment programs.  The savings from these programs were reflected in lower growth of salaries and employee benefits costs in the second quarter and first half of 2005.  Increases in revenues, savings from our business realignment programs and ongoing cost control efforts more than offset salary increases, higher incentive compensation, an Airline Stabilization Act charge (see details below) higher purchased transportation and higher maintenance costs.  In addition, we benefited from one additional operating day in the first half of 2005.

During the second quarter and first half of 2005, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue offset higher jet fuel prices.  The second quarter of 2005 included an Airline Stabilization Act charge of $48 million (see details below) representing the United States Department of Transportation’s repayment demand of $29 million and the write-off of a $19 million receivable.  Purchased transportation costs increased in the first half of 2005 as IP volume growth led to an increase in contract pick-up and delivery services.  Depreciation and amortization expense decreased, reflecting lower capital spending over the past several years.  Higher maintenance costs during the first half of 2005 were driven by a higher utilization of aircraft and a higher average age of certain types of our aircraft.

Airline Stabilization Charge

During the second quarter of 2005 the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that we are entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT has demanded repayment of $29 million. While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we can no longer conclude that collection of the entire $119 million recorded in fiscal 2002 is probable. Accordingly, we recorded a charge of $48 million in the second quarter of 2005 ($30 million net of tax), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. Should any additional amounts ultimately be recovered by us on this matter, they will be recognized in the period that they are realized.

Business Realignment Costs

During 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees at FedEx Express who were age 50 or older.  Voluntary cash severance incentives were also offered to eligible employees at FedEx Express.  These programs, which commenced August 1, 2003 and expired during the second quarter of 2004, were limited to eligible U.S. salaried staff employees and managers and approximately 3,600 employees accepted offers under these programs.  Costs were also incurred for the elimination of certain management positions based on the staff reductions from the voluntary programs and other cost reduction initiatives.  Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer.  Other costs associated with business realignment activities were recognized in the period incurred.

During 2004, we incurred $422 million of business realignment costs related to these programs ($276 million in the second quarter and $408 million in the first half of the year).  At May 31, 2004, we had remaining business realignment related accruals of $23 million.  At November 30, 2004, these accruals had decreased to $11 million due predominantly to cash payments made in the first half of 2005.  The remaining accruals relate to management severance agreements, which are payable over future periods.

Interest and Income Taxes

Net interest expense increased $21 million during the first half of 2005, as the favorable resolution of the tax case described below lowered net interest expense in the first half of 2004.

Our effective tax rate was 37% for the second quarter of 2005 and 37.5% for the first half of 2005.  For 2005, we expect the effective tax rate to approximate 38%; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.  Our effective tax rates for the second quarter and first half of 2004 were 37.5% and 68.3%, respectively.  The effective tax rate for the first half of 2004 is higher than the statutory rate primarily due to the one-time tax benefit of $7 million described below.

During the first quarter of 2004, we received a favorable ruling from the U.S. District Court in Memphis over the tax treatment of jet engine maintenance costs.  The Court held that these costs were ordinary and necessary business expenses and properly deductible.  As a result of this decision, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals related to this matter and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).  Future periods are not expected to be materially affected by the resolution of this matter.  Although the IRS has appealed this ruling, we believe the District Court’s ruling will be upheld on appeal. Oral arguments were conducted before the Sixth Circuit Court of Appeals in December 2004.

Net Income

Net income increased substantially during the second quarter and first half of 2005, primarily due to revenue growth and improved margins.  Also, we benefited from the realization of savings from our 2004 business realignment programs.  Second quarter 2004 results included business realignment costs of $276 million ($171 million, net of tax).  For the first half of 2004, these costs were $408 million ($253 million, net of tax).

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx Express.  Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions.  These forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of November 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FEDERAL EXPRESS CORPORATION

Date: December 17, 2004	/s/ JAY L. COFIELD
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