Form 10-Q
period 2005-02-28
FEDERAL EXPRESS CORP
filed 2005-03-18
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State of incorporation)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal	(Zip Code)
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

The number of shares of common stock outstanding as of March 11, 2005 was 1,000.  The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	February 28, 2005	May 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$277	$274
Receivables, less allowances of $98 and $119	2,609	2,475
Spare parts, supplies and fuel, less allowances of $137 and $124	196	205
Deferred income taxes	418	393
Prepaid expenses and other	67	71

Total current assets	3,567	3,418

PROPERTY AND EQUIPMENT, AT COST	14,282	13,849
Less accumulated depreciation and amortization	8,220	7,782

Net property and equipment	6,062	6,067

OTHER LONG-TERM ASSETS
Due from parent company	1,988	1,961
Goodwill	342	340
Other assets	763	419

Total other long-term assets	3,093	2,720

	$12,722	$12,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY

	February 28, 2005	May 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Current portion of long-term debt	$111	$133
Accrued salaries and employee benefits	702	687
Accounts payable	1,132	1,131
Accrued expenses	843	851
Due to parent company and other FedEx subsidiaries	217	247

Total current liabilities	3,005	3,049

LONG-TERM DEBT, LESS CURRENT PORTION	986	1,123

OTHER LONG-TERM LIABILITIES
Deferred income taxes	590	528
Pension, postretirement healthcare and other benefit obligations	633	589
Self-insurance accruals	516	486
Deferred lease obligations	486	494
Deferred gains, principally related to aircraft transactions	404	422
Other liabilities	33	36

Total other long-term liabilities	2,662	2,555

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	5,768	5,213
Accumulated other comprehensive income (loss)	3	(33)

Total owner’s equity	6,069	5,478

	$12,722	$12,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

REVENUES	$4,885	$4,347	$14,273	$12,706

OPERATING EXPENSES:
Salaries and employee benefits	1,920	1,815	5,602	5,377
Purchased transportation	220	179	627	511
Rentals and landing fees	408	385	1,185	1,134
Depreciation and amortization	196	198	588	597
Fuel	498	356	1,433	959
Maintenance and repairs	306	299	951	875
Business realignment costs	—	10	—	418
Airline Stabilization Act charge	—	—	48	—
Intercompany charges, net	381	351	1,115	1,048
Other	618	531	1,756	1,561
	4,547	4,124	13,305	12,480

OPERATING INCOME	338	223	968	226

OTHER INCOME (EXPENSE):
Interest, net	(6)	(17)	(30)	(20)
Other, net	(14)	(15)	(47)	(38)
	(20)	(32)	(77)	(58)

INCOME BEFORE INCOME TAXES	318	191	891	168

PROVISION FOR INCOME TAXES	120	72	335	56

NET INCOME	$198	$119	$556	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28, 2005	February 29, 2004

OPERATING ACTIVITIES
Net income	$556	$112
Noncash charges (credits):
Depreciation and amortization	588	597
Other, net	45	5
Changes in operating assets and liabilities, net	(107)	225

Cash provided by operating activities	1,082	939

INVESTING ACTIVITIES
Capital expenditures	(894)	(418)
Proceeds from asset dispositions	1	3

Cash used in investing activities	(893)	(415)

FINANCING ACTIVITIES
Principal payments on debt	(159)	(50)
Net payments to parent company	(27)	(360)

Cash used in financing activities	(186)	(410)

Net increase in cash and cash equivalents	3	114
Cash and cash equivalents at beginning of period	274	137

Cash and cash equivalents at end of period	$277	$251

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2005, the results of our operations for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 and our cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004.  Operating results for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

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

BUSINESS REALIGNMENT COSTS.  During the third quarter and nine months of 2004 we incurred $10 million and $418 million, respectively, of business realignment costs related to voluntary early retirement and severance programs.  At May 31, 2004, we had remaining business realignment related accruals of $23 million.  At February 28, 2005, these accruals had decreased to $8 million due predominantly to cash payments made in the first nine months of 2005. The remaining accruals relate to management severance agreements, which are payable over future periods.

GUARANTEES.  We provide guarantees on FedEx debt instruments jointly and severally with other affiliated companies in the FedEx consolidated group.  In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreements, which back its commercial paper program.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.  Negotiations with the pilots’ union began in March 2004 and are ongoing.  In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

AIRLINE STABILIZATION ACT CHARGE.  During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”).  Under their interpretation of the Act, the DOT determined that we were entitled to $72 million of compensation, an increase of $3 million from its initial determination.  Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million which was made in December 2004.  While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we could no longer conclude that collection of the entire $119 million recorded in fiscal 2002 was probable.  Accordingly, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.  Should any additional amounts ultimately be recovered by us on this matter, they will be recognized in the period that they are realized.

STOCK COMPENSATION.  Our parent company, FedEx, currently applies Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and its related interpretations to measure compensation expense for stock-based compensation plans.  Accordingly, FedEx records no compensation expense at the date of grant as the option price equals the fair value at the date of grant.  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 123R, “Share Based Payment.”  SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25.

The new standard requires companies to record compensation expense for stock options using a fair value method of accounting and is effective for interim or annual periods beginning after June 15, 2005.  FedEx is currently assessing SFAS 123R and its impacts.  Upon adoption of SFAS 123R by FedEx, we will recognize our portion of expense for stock options issued by FedEx.  The impact of the adoption cannot be predicted at this time because it will depend on levels of share-based payments granted by FedEx in the future as well as the assumptions and the fair value method used by FedEx to value them, and the market value of FedEx’s common stock.  Based on FedEx’s historical experience, we do not expect the impact of adopting SFAS 123R to be material to our results of operations, financial position or cash flows.

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 28, 2005	February 29, 2004

Net income	$198	$119
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $4	(2)	3
Comprehensive income	$196	$122

	Nine Months Ended
	February 28, 2005	February 29, 2004

Net income	$556	$112
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $8 and $6	36	12
Comprehensive income	$592	$124

(3) Employee Benefit Plans

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx.  The plan covers certain U.S. employees age 21 and over, with at least one year of service.  For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2005.  We incurred a net periodic benefit cost of $64 million and $192 million for the third quarter and nine months ended February 28, 2005, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan.  We incurred a net periodic benefit cost of $63 million and $187 million for the third quarter and nine months ended February 29, 2004, respectively.  These amounts were paid to our parent, FedEx.  We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees.  For the plans currently sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare plans for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 (in millions):

	Three Months Ended		Nine Months Ended
Pension Plans	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$4	$4	$12	$11
Interest cost	3	3	9	8
Expected return on plan assets	(2)	(1)	(6)	(4)
Net amortization and deferral	—	—	2	1
	$5	$6	$17	$16

	Three Months Ended		Nine Months Ended
Postretirement Healthcare Plans	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$8	$8	$24	$23
Interest cost	7	5	21	18
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—
	$15	$13	$45	$41

No material contributions were made during the third quarter and nine months of 2005 to pension plans sponsored by us and none are expected to be required in 2005.

(4) Commitments

As of February 28, 2005, our purchase commitments for the remainder of 2005 and annually thereafter under various contracts were as follows (in millions):

	Aircraft	Aircraft- Related (1)	Other (2)	Total

2005 (remainder)	$18	$38	$1	$57
2006	48	242	10	300
2007	115	94	10	219
2008	131	68	8	207
2009	567	61	8	636
Thereafter	1,142	111	127	1,380

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

As of February 28, 2005, we were committed to purchase five Airbus A300s, five Airbus A310s, and ten Airbus A380s (a new high-capacity, long-range aircraft).  Three A310s and one A300 are expected to be delivered in 2005.  We expect to take delivery of four A300s and one A310 in 2006, one A310 in 2007 and three of the ten A380s in each of 2009, 2010 and 2011 and the remaining one in 2012.  Deposits and progress payments of $29 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Payments related to all of these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.

A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2005 is as follows (in millions):

	Capital Leases	Operating Leases

2005 (remainder)	$11	$289
2006	110	1,183
2007	19	1,137
2008	98	1,071
2009	10	959
Thereafter	224	7,398
	472	$12,037
Less amount representing interest	82
Present value of future minimum lease payments	$390

The weighted average remaining lease term of all operating leases outstanding at February 28, 2005 was approximately 7 years.  While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(5) Contingencies

Foster.  We are a defendant in a lawsuit, Foster v. FedEx Express, filed in California state court containing various class-action allegations under California’s wage-and-hour laws.  The plaintiffs represent a class of hourly FedEx Express employees in California from October 14, 1998 to present.  The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work.  The court issued a ruling on December 13, 2004 granting class certification on all issues.  The ruling, however, does not address whether we will ultimately be held liable.  We have denied any liability with respect to these claims and intend to vigorously defend ourself in this case.  However, it is reasonably possible that a material loss could be incurred on this matter as the case develops.

Jet Engine Maintenance.  In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs previously received during the first quarter of 2004.  The Sixth Circuit’s decision did not have any impact on our financial condition, results of operations or tax rate during the third quarter of 2005.  During the first quarter of 2004, we recognized a one-time benefit of $26 million, net of tax, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).

Other.  We are subject to other legal proceedings that arise in the ordinary course of our business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

 (6) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at February 28, 2005 and May 31, 2004 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated interest income on these amounts at market rates.

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

Customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $391 million at February 28, 2005 and $347 million at May 31, 2004.

(7) Supplemental Cash Flow Information

	Nine Months Ended
	February 28, 2005	February 29, 2004
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$69	$68
Income taxes (primarily paid to parent)	351	71

We amended two leases for MD11 aircraft during the first quarter of 2004, which required us to record $110 million in both fixed assets and long-term liabilities.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended February 28, 2005 and February 29, 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company’s management.

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
March 16, 2005

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q.  This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended May 31, 2004 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended February 28, 2005.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K, as amended, for the year ended May 31, 2004.

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

•                  the prices we obtain for our services, as measured by average revenue per package and pound (yield); and

•                  our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and benefits, fuel and maintenance and to match such expenses to shifting volume levels.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2005 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income (dollars in millions) and selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended			Percent	Nine Months Ended			Percent
	2005	2004		Change	2005	2004		Change
Revenues:
Package:
U.S. overnight box	$1,493	$1,385		8	$4,413	$4,080		8
U.S. overnight envelope	444	398		12	1,315	1,238		6
U.S. deferred	759	686		11	2,089	1,918		9
Total U.S. domestic package revenue	2,696	2,469		9	7,817	7,236		8
International Priority (IP)	1,514	1,271		19	4,491	3,684		22
Total package revenue	4,210	3,740		13	12,308	10,920		13
Freight:
U.S.	474	419		13	1,366	1,186		15
International	94	97		(3)	275	299		(8)
Total freight revenue	568	516		10	1,641	1,485		11
Other	107	91		18	324	301		8
Total revenues	4,885	4,347		12	14,273	12,706		12
Operating expenses:
Salaries and employee benefits	1,920	1,815		6	5,602	5,377		4
Purchased transportation	220	179		23	627	511		23
Rentals and landing fees	408	385		6	1,185	1,134		4
Depreciation and amortization	196	198		(1)	588	597		(2)
Fuel	498	356		40	1,433	959		49
Maintenance and repairs	306	299		2	951	875		9
Business realignment costs	—	10		NM	—	418		NM
Airline Stabilization Act charge	—	—		NM	48	—		NM
Intercompany charges	381	351		9	1,115	1,048		6
Other	618	531		16	1,756	1,561		12
Total operating expenses	4,547	4,124		10	13,305	12,480		7
Operating income	$338	$223	(1)	52	$968	$226	(2)	328

Operating margin	6.9%	5.1	%(1)		6.8%	1.8	%(2)

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,217	1,197		2	1,182	1,178		—
U.S. overnight envelope	681	628		8	668	655		2
U.S. deferred	1,086	1,003		8	961	933		3
Total U.S. domestic ADV	2,984	2,828		6	2,811	2,766		2
IP	435	393		11	432	386		12
Total ADV	3,419	3,221		6	3,243	3,152		3

Revenue per package (yield):
U.S. overnight box	$19.79	$18.37		8	$19.66	$18.23		8
U.S. overnight envelope	10.51	10.06		4	10.35	9.95		4
U.S. deferred	11.26	10.85		4	11.44	10.82		6
U.S. domestic composite	14.57	13.86		5	14.63	13.77		6
IP	56.14	51.41		9	54.73	50.19		9
Composite package yield	19.86	18.43		8	19.97	18.23		10

Freight Statistics
Average daily freight pounds:
U.S.	9,331	9,082		3	8,842	8,540		4
International	1,868	2,060		(9)	1,867	2,143		(13)
Total average daily freight pounds	11,199	11,142		1	10,709	10,683		—

Revenue per pound (yield):
U.S.	$0.82	$0.73		12	$0.81	$0.73		11
International	0.81	0.75		8	0.78	0.74		5
Composite freight yield	0.82	0.74		11	0.81	0.73		11

(1)  Includes $10 million of business realignment costs, described herein, which reduced operating margin by 23 basis points.

(2)  Includes $418 million of business realignment costs, described herein, which reduced operating margin by 330 basis points.

Revenues

Total revenues increased in the third quarter of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic package revenues.  Total revenues increased in the nine months of 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic yields.  During the third quarter, IP revenues experienced solid growth of 19% on volume growth of 11% and a 9% increase in yield.  During the nine months of 2005, IP revenues experienced strong growth of 22% on volume growth of 12% and a 9% increase in yield.  Asia experienced substantial average daily volume growth during both the third quarter and nine months of 2005.  Outbound shipments from the United States, Europe and Latin America also continued to improve.  IP yield increased across all regions during the third quarter and nine months of 2005 due to higher fuel surcharge revenue, increases in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 5% in the third quarter and 6% for the nine months of 2005, due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound.  U.S. domestic volumes increased 6% in the third quarter and 2% for the nine months of 2005.  Freight revenue increased during the third quarter and nine months of 2005 due to higher yields and growth in U.S. domestic freight volumes, which more than offset the effect of lower international volumes.  We expect continuing decreases in international freight volumes as we prioritize sales efforts to fill space on international flights with higher yielding IP shipments.  In January 2005 we implemented an average list price increase of 4.6% on our U.S. domestic shipments and U.S. outbound international shipments while we lowered our fuel surcharge index by 2%.

Fuel surcharge revenue was higher in the third quarter and nine months of 2005 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic fuel surcharge ranged between 6.0% and 13.0% during the nine months of 2005 and between 3.0% and 5.0% during the prior year period.  International fuel surcharges ranged between 3.0% and 13.0% during the nine months of 2005 and between 2.0% and 5.0% during the prior year period.

Operating Income

Operating income increased during the third quarter and nine months of 2005.  The third quarter and nine months of 2004 included $10 million and $418 million, respectively, of costs related to our business realignment programs.  The savings from these programs were reflected in lower growth of salaries and employee benefits costs in the third quarter and nine months of 2005.  During the nine months of 2005, increases in revenues, savings from our business realignment programs, the timing of adjustments to fuel surcharges and ongoing cost control efforts more than offset salary increases, higher incentive compensation, purchased transportation, maintenance costs and an Airline Stabilization Act charge.

During the third quarter and nine months of 2005, fuel costs were higher due to an increase in the average price per gallon of aircraft fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue more than offset higher jet fuel prices.  Purchased transportation costs increased for the third quarter and nine months of 2005 as IP volume growth led to an increase in contract pick-up and delivery services.  Depreciation and amortization expense decreased, reflecting lower capital spending over the past several years.  Higher maintenance costs during the third quarter and nine months of 2005 were driven by a higher utilization of aircraft and a higher average age of certain types of our aircraft.

Airline Stabilization Charge

During the second quarter of 2005 the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that we were entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million which was made in December 2004. While we will vigorously contest this determination judicially and will continue to aggressively pursue our compensation claim, we could no longer conclude that collection of the entire $119 million recorded in fiscal 2002 was probable. Accordingly, we recorded a charge of $48 million in the nine months of 2005 ($30 million net of tax), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. Should any additional amounts ultimately be recovered by us on this matter, they will be recognized in the period that they are realized.

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

During the third quarter and nine months of 2004 we incurred $10 million and $418 million, respectively, of business realignment costs related to these programs.  At May 31, 2004, we had remaining business realignment related accruals of $23 million.  At February 28, 2005, these accruals had decreased to $8 million due predominantly to cash payments made in the nine months of 2005.  The remaining accruals relate to management severance agreements, which are payable over future periods.

Interest and Income Taxes

Net interest expense increased $10 million during the nine months of 2005, as the favorable resolution of the tax case described below lowered net interest expense in the first nine months of 2004.

Our effective tax rate was 37.8% for the third quarter of 2005 and 37.6% for the nine months of 2005.  Our effective tax rates for the third quarter and nine months of 2004 were 37.5% and 33.3%, respectively.  The lower effective tax rate for the nine months of 2004 was primarily related to the jet engine maintenance tax ruling received in the first quarter of 2004 described below and lower pre-tax income.  For 2005, we expect the effective tax rate to be in the 37% to 38% range; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs, previously received during the first quarter of 2004.  The Sixth Circuit’s decision did not have any impact on our financial condition, results of operations or tax rate during the third quarter of 2005.  During the first quarter of 2004, we recognized a one-time benefit of $26 million, net of tax, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS.  These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million).

Net Income

Net income increased substantially during the third quarter and nine months of 2005, primarily due to revenue growth and improved margins.  Also, we benefited from the realization of savings from our 2004 business realignment programs.  Third quarter 2004 results included business realignment costs of $10 million ($6 million, net of tax).  For the first nine months of 2004, these costs were $418 million ($261 million, net of tax).

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of February 28, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FEDERAL EXPRESS CORPORATION

Date: March 18, 2005	/s/ JAY L. COFIELD
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