Form 10-K
period 2005-05-31
FEDERAL EXPRESS CORP
filed 2005-07-14
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005.

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

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 11, 2005, 1,000 shares of the Registrant’s common stock were outstanding.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

ITEM 1.   BUSINESS

Overview

Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages, documents and freight to more than 220 countries and territories. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with our leading-edge information technologies, make us the world’s largest express transportation company. We employ more than 138,000 employees and operate approximately 50,000 drop-off locations, 670 aircraft and 45,000 vehicles and trailers in our integrated global network.

FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides a convenient single point of access for many customer support functions, such as marketing, sales and automation. Much of the sales, marketing and information technology support for FedEx Express and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, have been combined under FedEx Services to more effectively sell the entire portfolio of express and ground services. FedEx Services sells and markets the full portfolio of services offered by us and FedEx’s other principal package-delivery companies and provides customer-facing solutions that meet customer needs. FedEx Services also includes substantially all of the information technology groups from FedEx, FedEx Express and FedEx Ground. The majority of FedEx’s e-commerce groups are also part of FedEx Services.

FedEx acquired FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”) in February 2004 and has completed the rebranding of Kinko’s locations as FedEx Kinko’s Office and Print Centers and converted 176 FedEx World Service Centers into full-service FedEx Kinko’s Ship Centers. This strategic business acquisition has substantially increased our retail presence worldwide, expanding customer access to our shipping services. FedEx Kinko’s has approximately 1,440 locations and has launched the full range of our services at virtually all of its U.S. locations and is adding our shipping services at its international locations. In addition, FedEx Kinko’s has added packing supplies and boxes to its retail product assortment and launched packing services—creating a complete “pack-and-ship” solution—at virtually all U.S. FedEx Kinko’s Office and Print Centers.

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

International express delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. We also offer the most comprehensive international freight service in the industry, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

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

Information regarding our e-shipping tools and solutions can be found below (“Technology”). In addition, detailed information about all of our delivery services and e-commerce tools and solutions can be found on the FedEx Web site, fedex.com. The information on the FedEx Web site, however, is not incorporated by reference in, and does not form part of, this Report.

International Expansion

We are focused on further expanding our international presence, especially in key markets such as China. For example, we recently announced plans to build a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China to better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.  The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. We began serving China in 1984 and, since that time, have expanded our service to cover more than 200 cities across the country with plans to add 100 additional cities over the next few years. We launched the industry’s first direct flight from southern China to North America, and in 2005, we established a new regional headquarters in Shanghai. The new regional structure there provides broader expertise and expanded resources and service offerings to mainland customers as part of our long-term commitment to China.

We have more all-cargo flights to and from China than any other U.S. airline. In June 2004, the United States and the People’s Republic of China signed a new aviation accord that will further facilitate trade to and from China. The agreement, which extends through 2010, provides for 111 new weekly U.S.-China flights for U.S. cargo airlines such as us. The U.S. Department of Transportation (“DOT”) is responsible for allocating the new flights. In October 2004, the DOT awarded us 12 additional weekly flights to China, giving us a total of 23 weekly flights to China. Also, we have received tentative DOT approval for three more weekly flights to China, effective March 2006, which will bring our total to 26.

In 2005, we launched a daily direct flight from Shanghai to Frankfurt, Germany—the express air cargo industry’s first direct flight from mainland China to Europe—further expanding our airlift capacity from China. The new China-Europe flight forms an important link in our global network, connecting the United States, Asia and Europe. It is part of a new westbound around-the-world lane that originates and terminates in Memphis, Tennessee and provides connections via the FedEx AsiaOne network to and from more than 130 cities in northern and eastern China. Additionally, the flight links key manufacturing regions in Germany into our network, while other parts of Europe connect with the FedEx EuroOne network via our Paris hub. We also introduced five weekly direct flights from Cologne, Germany to Memphis during 2005. The flights will provide next-business day service improvements for shippers in the industrial heartland of Germany, as well as key markets in Belgium and the Netherlands. The flight increases westbound trans-Atlantic capacity by 20 percent, and shippers in western Germany will benefit from later pick-up times. We already provide direct flights from Stansted, England; Paris, France; and Frankfurt, Germany to our U.S. hub locations.

Through an alliance with La Poste, one of the world’s leading postal organizations, customers of Chronopost International, a subsidiary of La Poste, have access to our air network. Additionally, our customers in France and Belgium have benefited from the enhanced ground infrastructure of La Poste.

In anticipation of our future needs, we have agreed to purchase ten Airbus A380 aircraft, with deliveries beginning in 2009. We will be the first company to take delivery of the Airbus A380 freighter and the first to deploy the plane into service. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of our global network later this decade. To facilitate the use of our growing international network, we offer strong international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

Technology

In 1979, FedEx Express founder Frederick W. Smith said, “The information about a package is as important as the delivery of the package itself.” Mr. Smith’s vision for our technology in 1979 was a radical idea. Yet, today we are a world leader in technology, and his vision remains at the core of our comprehensive technology strategy.

Our technology strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx Web site, together with our integration solutions.

The fedex.com Web site was launched over ten years ago, and during that time, customers have used the Web site to track the status of over a billion packages online. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The FedEx Insight Web-based application provides our customers with visibility and package status of their inbound and outbound shipments. The FedEx Global Trade Manager online resource enables our customers to more easily navigate the complexities of international commerce by helping them identify the documents they need to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides our customers with real-time access to their accounts, invoices and paid shipment details.

The fedex.com Web site is accessible from most wireless devices, making it faster and easier for our U.S. and Canadian customers to access real-time package status tracking information, rates and drop-off location data for shipments. The wireless service is available through Web-enabled devices, such as mobile telephones, personal digital assistants and Research In Motion (RIM) devices. We also use wireless data collection devices to scan bar codes on shipments. Our newest data collection device, the FedEx PowerPad, uses Bluetooth wireless technology to give our couriers wireless access to our network, thereby enhancing and accelerating the package information available to our customers.

Our e-commerce tools and solutions are designed to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. This is increasingly important, given the growing customer trend toward sophisticated multi-carrier shipping platforms. The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes.

Marketing

The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•       The National Football League, as its “Official Delivery Service Sponsor”

•       The PGA TOUR and the Champions Tour golf organizations, as their “Official Shipping Company”

•       A Joe Gibbs Racing car in the NASCAR NEXTEL Cup Series

•       FedExField, home of the NFL’s Washington Redskins

•       The FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•       FedExForum, the home of the NBA’s Memphis Grizzlies

•       The FedEx St. Jude Classic, a PGA TOUR event which raises millions of dollars for St. Jude Children’s Research Hospital

•       The BMW WilliamsF1 Formula One racing team

•       The French Open tennis tournament

In 2005, FedEx and the National Basketball Association formed a strategic marketing alliance through which we promoted our international delivery services at NBA events and league media properties, such as NBA TV and NBA.com.

U.S. Postal Service Agreements

Under two agreements with the U.S. Postal Service that run through August 2008, we provide air capacity for transportation of Priority, Express and First-Class Mail and have placed approximately 5,000 drop boxes at U.S. Post Offices in approximately 325 metropolitan areas. In November 2004, the air transportation agreement was amended to allow us to continue carrying incremental pounds of mail through May 31, 2006 at higher committed volumes than required under the original agreement.

In 2005, the U.S. Postal Service chose us as the provider of transportation and delivery for the international delivery service called Global Express Guaranteed (GXG). The service, which is available at over 8,100 postal locations, offers international express delivery with a money-back guarantee (subject to certain limitations). Customers bring their packages to a U.S. Post Office where they fill out the GXG air waybill, pay postage and fees and drop off their packages. The U.S. Postal Service tenders the packages to us, and we provide transportation and delivery to the ultimate international destination.

Pricing

We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2005, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express location. International rates are based on the type of service provided and vary with size, weight and destination. We offer our customers discounts generally based on actual or potential average daily revenue produced.

We have a dynamic fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2005 was based on the spot price for jet fuel published for April 2005. Changes to our fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. Facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. In 2005, we opened a new facility in Miami—the Miami Gateway Hub—which serves our South Florida, Latin American and Caribbean markets. Throughout our worldwide network, we operate city stations and employ a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K under the caption “Sorting and Handling Facilities.” In some international regions, where low package traffic makes our direct presence less economical, Global Service Participants have been selected to complete deliveries and to pick up packages.

FedEx Kinko’s offers retail access to our shipping services at all of its U.S. locations and is adding our shipping services at its international locations. We also have alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices.

Fuel Supplies and Costs

During 2005, we purchased aviation fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our dynamic fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”

The following table sets forth our costs for aviation fuel and its percentage of our total revenues for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Revenues
2005	$1,780	9.2%
2004	1,160	6.7
2003	1,058	6.5
2002	852	5.6
2001	872	5.6

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

Competition

The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), DHL, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. Our principal competitors in the international market are DHL, UPS, foreign postal authorities such as Deutsche Poste and TNT Post Group, freight forwarders, passenger airlines and all-cargo airlines.

We currently provide customs-cleared, door-to-door service with custodial control to more international locations than our competitors. Many of our competitors in the international market, however, are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2005, we employed approximately 87,100 permanent full-time and 51,000 permanent part-time employees, of which approximately 18% are employed in the Memphis area. Our international employees in the aggregate represent approximately 17% of all employees. We believe our relationship with our employees is excellent.

Our pilots, who are represented by the Air Line Pilots Association, International (“ALPA”), have been employed under a collective bargaining agreement since May 31, 1999. The current agreement did not expire, but became amendable on May 31, 2004. Negotiations with ALPA to reach a new labor agreement began in March 2004 and remain underway. We will continue to operate under our current agreement while we negotiate with our pilots.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx and FedEx Express, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

Regulation

Air.   Under the Federal Aviation Act of 1958, as amended, both the DOT and the Federal Aviation Administration (“FAA”) exercise regulatory authority over us.

The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards, maintenance and corrosion control, as well as personnel and ground facilities, which may from time to time affect our ability to operate our aircraft in the most efficient manner. We hold an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as we maintain our standards of safety and meet the operational requirements of the regulations.

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

In 2001, the Aviation and Transportation Security Act transferred responsibility for aviation security from the FAA to the Transportation Security Administration (“TSA”) within the DOT, and ultimately, the Department of Homeland Security. In November 2004, the TSA proposed new rules enhancing many of the security requirements for air cargo on both passenger and all cargo aircraft. Because the TSA’s proposed rules are subject to comment, any final rules may differ significantly from the proposed rules. Accordingly, it is not yet possible to estimate the impact, if any, that the adoption of new rules by the TSA or any other additional security requirements may have on our results of operations. However, it is possible that increased security requirements could impose substantial incremental costs on us and our competitors.

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

ITEM 2.   PROPERTIES

Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2005, our operating aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	25	32	57	(3)	155,800
Boeing MD10-30(2)	3	2	5		128,900
Boeing DC10-30	5	12	17		128,900
Boeing MD10-10(2)	36	—	36		117,800
Boeing DC10-10	26	4	30	(4)	117,800
Airbus A300-600	11	36	47	(5)	91,000
Airbus A310-200/300	46	16	62	(6)	69,800
Boeing B727-200	83	11	94		43,100
Boeing B727-100	18	—	18		31,100
ATR 72-202	2	—	2	(7)	17,500
ATR 42-300/320	29	—	29	(8)	12,000
Fokker F27-500	11	—	11		12,500
Fokker F27-600	6	—	6		11,500
Cessna 208B	246	—	246		3,400
Cessna 208A	10	—	10		3,000
Total	557	113	670

(1)    Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)    The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)    Includes 15 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(4)    Includes 11 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(5)    Includes three aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(6)    Includes eight aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(7)    Includes two aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(8)    Includes 12 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

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

•       The Fokker F27, Cessna 208 and ATR turbo-prop aircraft are leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.

In addition, we “wet lease” approximately 60 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2005, we operated approximately 45,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

As of May 31, 2005, we were committed to purchase one MD11, four A300s, two A310s, nine ATR-72s and ten Airbus A380s (a new high-capacity, long-range aircraft). The MD11, the A300s, one A310 and the ATR-72s are expected to be delivered in 2006, and the other A310 is expected to be delivered in 2007. FedEx Express expects to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. We also hold options for ten additional A380 aircraft. Deposits and progress payments of $29 million have been made toward these purchases and other planned aircraft-related transactions. Also see Note 14 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2005, we operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2016
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2014
Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	66	320,000	53,000	City of Oakland	2011
Metropolitan
Los Angeles, California	23	305,000	57,000	City of Los Angeles	2009
Chicago, Illinois	51	419,000	52,000	City of Chicago	2018
International
Anchorage, Alaska(2)	62	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Subic Bay, Philippines(3)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010
Paris, France(4)	87	861,000	48,000	Aeroports de Paris	2029

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

Administrative and Other Properties and Facilities

Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, houses approximately 1,800 employees. We also have facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by us. We also lease approximately 30 facilities in the Memphis area for administrative offices and warehouses.

We lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house our personnel and FedEx Services’ personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

We own or lease 673 facilities for city station operations in the United States. In addition, 226 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2005, we had approximately 40,100 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2005, we also had approximately 8,900 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as OfficeMax, Staples and FedEx Kinko’s. Internationally, we have approximately 2,900 drop-off locations.

ITEM 3.   LEGAL PROCEEDINGS

FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 15 of the accompanying consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx Express is a wholly owned subsidiary of FedEx, and there is no market for FedEx Express’s common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 21 through 27 of this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 56 of this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2005 thereon, are presented on pages 31 through 55 of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of May 31, 2005 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 28 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on pages 29 through 30 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Of the fees Ernst & Young LLP billed FedEx for services provided during 2005 and 2004, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2005	2004
Audit fees	$9,426	$5,282
Audit-related fees	289	273
Tax fees	1,010	965
All other fees	20	14
Total	$10,745	$6,534

•       Audit Fees.   Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•       Audit-Related Fees.   Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The amounts shown for 2005 and 2004 include fees primarily for benefit plan audits.

•       Tax Fees.   Represents fees for professional services provided primarily for domestic and international compliance and tax advice. Tax compliance and preparation fees totaled $238,000 and $436,000 in 2005 and 2004, respectively. While not required, FedEx Express has transitioned from Ernst & Young LLP as its primary tax services provider to PricewaterhouseCoopers LLP. The transition began during 2004 and was completed in 2005.

•       All Other Fees.   Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2005 and 2004 include fees for online technical resources. The amount shown for 2005 also includes fees for international operational audit services.

To help ensure the independence of our independent registered public accounting firm, the Audit Committee of the Board of Directors of FedEx has adopted a Policy on Engagement of Independent Auditor, which is available on FedEx’s Web site at http://ir.fedex.com/governance/Auditor_Policy.cfm.

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

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of our independent registered public accounting firm.

In addition, our independent registered public accounting firm may not provide any services to FedEx officers or Audit Committee members, including financial counseling and tax services.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2005 thereon, are listed on page 20 and presented on pages 31 through 55 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 12, 2005 thereon, is presented on pages 57 through 58 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-7 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 14, 2005	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DAVID J. BRONCZEK	President, Chief Executive	July 14, 2005
David J. Bronczek	Officer and Director (Principal Executive Officer)
/s/ CATHY D. ROSS	Senior Vice President and Chief	July 14, 2005
Cathy D. Ross	Financial Officer (Principal Financial Officer)
/s/ JAY L. COFIELD	Vice President and Worldwide	July 14, 2005
Jay L. Cofield	Controller (Principal Accounting Officer)
/s/ FREDERICK W. SMITH*	Chairman of the Board of Directors	July 14, 2005
Frederick W. Smith
/s/ ROBERT B. CARTER*	Director	July 14, 2005
Robert B. Carter
/s/ MICHAEL L. DUCKER*	Executive Vice President —	July 14, 2005
Michael L. Ducker	International and Director
/s/ T. MICHAEL GLENN*	Director	July 14, 2005
T. Michael Glenn
/s/ ALAN B. GRAF, JR.*	Director	July 14, 2005
Alan B. Graf, Jr.
/s/ DAVID F. REBHOLZ*	Executive Vice President —	July 14, 2005
David F. Rebholz	Operations and Systems Support and Director

/s/ CHRISTINE P. RICHARDS*		Director	July 14, 2005
Christine P. Richards
*By:	/s/ JAY L. COFIELD		July 14, 2005
Jay L. Cofield Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the FedEx Express Annual Report on Form 10-K (“Annual Report”), consists of this Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A, which describes the principal factors affecting the results of operations and financial condition of FedEx Express, is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Results of Operations includes an overview of consolidated 2005 results compared to 2004. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2006. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting policies and estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2005 of our parent company, FedEx. The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business.”

DESCRIPTION OF BUSINESS

FedEx Express is the world’s largest express transportation company. FedEx Services provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services. In addition, “Intercompany charges” also includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

In addition, certain FedEx operating companies provide transportation and related services for FedEx Express. Billings for such services are based on negotiated rates which we believe approximate fair value and are reflected as revenues of the billing company. Such intercompany revenues and expenses are not separately identified in the following information as the amounts are not material.

The key indicators necessary to understand our operating results include:

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2005 or ended May 31 of the year referenced and comparisons are to the prior year.

NEW ACCOUNTING PRONOUNCEMENTS

Our parent company, FedEx, currently applies Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employers,” and its related interpretations to measure compensation expense for stock-based compensation plans. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. FedEx plans to adopt this standard using the modified prospective method.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by FedEx in the future, as well as the assumptions and the fair value model used to value them, and the market value of FedEx’s common stock. Based on FedEx’s historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported consolidated results of operations.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses and operating income and margin (dollars in millions) for the years ended May 31:

			Percent
	2005	2004	Change
Revenues:
Package:
U.S. overnight box	$5,969	$5,558	7
U.S. overnight envelope	1,798	1,700	6
U.S. deferred	2,799	2,592	8
Total U.S. domestic package revenue	10,566	9,850	7
International Priority (IP)	6,134	5,131	20
Total package revenue	16,700	14,981	11
Freight:
U.S.	1,854	1,609	15
International	381	393	(3)
Total freight revenue	2,235	2,002	12
Other	429	400	7
Total revenues	19,364	17,383	11
Operating expenses:
Salaries and employee benefits	7,540	7,245	4
Purchased transportation	865	704	23
Rentals and landing fees	1,597	1,521	5
Depreciation and amortization	785	794	(1)
Fuel	2,012	1,343	50
Maintenance and repairs	1,272	1,189	7
Business realignment costs	—	422	NM
Intercompany charges	1,505	1,452	4
Other	2,397	2,085	15
Total operating expenses	17,973	16,755	7
Operating income	$1,391	$628	121
Operating margin	7.2%	3.6%

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

			Percent
	2005	2004	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,184	1,179	—
U.S. overnight envelope	680	667	2
U.S. deferred	958	925	4
Total U.S. domestic ADV	2,822	2,771	2
IP	437	396	10
Total ADV	3,259	3,167	3
Revenue per package (yield):
U.S. overnight box	$19.77	$18.49	7
U.S. overnight envelope	10.37	10.00	4
U.S. deferred	11.46	10.99	4
U.S. domestic composite	14.69	13.94	5
IP	55.07	50.75	9
Composite package yield	20.10	18.55	8
Freight Statistics
Average daily freight pounds:
U.S.	8,885	8,519	4
International	1,914	2,093	(9)
Total average daily freight pounds	10,799	10,612	2
Revenue per pound (yield):
U.S.	$0.82	$0.74	11
International	0.78	0.74	5
Composite freight yield	0.81	0.74	9

Revenues

Total revenues increased in 2005, principally due to higher IP revenues (particularly in Asia, U.S. outbound and Europe) and higher U.S. domestic package revenues. During 2005, IP revenues experienced solid growth of 20% on volume growth of 10% and a 9% increase in yield. Asia experienced strong average daily volume growth during 2005 while outbound shipments from the United States, Europe and Latin America continued to improve. IP yield increased across all regions during 2005 due to higher fuel surcharge revenue, an increase in international average weight per package and favorable exchange rate differences, partially offset by a decline in international average rate per pound.

U.S. domestic composite yield increased 5% in 2005, due to higher fuel surcharge revenue and increases in average weight per package and average rate per pound. U.S. domestic volumes increased 2% in 2005 after several years of flat to negative growth. Freight revenue increased during 2005 due to higher yields and growth in U.S. domestic freight volumes, which more than offset the effect of lower international freight volumes. As capacity is added to our international network, we may see higher international freight volume until higher yielding IP shipment traffic grows into the added capacity. We continue to prioritize sales efforts to fill space on international flights with higher yielding IP shipments. In January 2005, we implemented an average list price increase of 4.6% on U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.

Fuel surcharge revenue increased in 2005 primarily due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2005	2004
U.S. Domestic and Outbound Fuel Surcharge
Low	6.00%	3.00%
High	13.00	6.50
Average	8.96	4.38
International Fuel Surcharges
Low	3.00	2.00
High	13.00	6.50
Average	8.60	3.97

Operating Income

Operating income increased significantly during 2005 as we benefited from a full year of savings from our business realignment programs (versus a half year in 2004.) During 2004, operating income included $422 million of costs related to these programs. The savings from these programs were reflected in lower growth of salaries and employee benefits costs in 2005. During 2005, increases in revenues, savings from our business realignment programs, the timing of adjustments to fuel surcharges and ongoing cost control efforts more than offset higher fuel costs, incentive compensation, purchased transportation and maintenance costs and an Airline Stabilization Act charge of $48 million (included in other operating expenses).

Salaries and benefits were higher during 2005 due to higher incentive compensation, increased medical benefit costs and wage rate increases. The increases in 2005 were partially offset by savings from the business realignment initiatives.

Purchased transportation costs increased at a greater rate than total revenues in 2005, led by IP volume growth requirements and higher utilization of contract pick-up and delivery services. Higher fuel costs incurred by these transportation providers were partially passed through and included as part of purchased transportation costs which also led to the disproportionate increase in 2005. Higher maintenance costs during 2005 were driven by higher utilization of aircraft and a higher average age of certain types of our aircraft. Other expenses increased due primarily to the Airline Stabilization Act charge of $48 million, higher aviation insurance expense and increased expenses to support volume growth. Intercompany charges increased during 2005 due to higher salaries and benefits and advertising and promotion expenses at FedEx Services.

During 2005, fuel costs were higher due to a 47% increase in the average price per gallon of aircraft fuel, while gallons consumed increased 4%. However, fuel surcharge revenue more than offset higher jet fuel prices in 2005. Depreciation and amortization expense decreased in 2005, reflecting lower capital spending over the past several years.

Business Realignment Costs

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of employees who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees. These programs were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these programs. Costs were also incurred for the elimination of certain management positions based on the staff reductions from the voluntary programs and other cost reduction initiatives. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.

We recognized $422 million of business realignment costs during 2004. No material costs for these programs were incurred in 2005. At May 31, 2004, we had remaining business realignment related accruals of $23 million. The remaining accruals relate to management severance agreements, which are payable over future periods. At May 31, 2005, these accruals had decreased to $6 million due predominantly to cash payments made in 2005.

Over the past few years, we have taken many steps to bring our expense growth in line with revenue growth while maintaining our industry-leading service levels. The business realignment programs were another step in this ongoing process of reducing our cost structure to increase our competitiveness, meet the future needs of our employees and provide the expected financial returns for our shareholder.

Other Income and Expense and Income Taxes

Net interest expense decreased $7 million during 2005. The decrease in interest expense was primarily due to a reduction in the level of our capital leases and higher capitalized interest due to an increase in the number of aircraft undergoing modification in 2005.

Our effective tax rate was 36.9% in 2005 and 33.5% in 2004. The effective tax rate in 2005 was favorably impacted by a lower effective state tax rate. The lower effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed below, stronger international results and the results of tax audits during 2004. Our stronger international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes on the same income, thereby mitigating the exposure to double taxation. For 2006, we expect the effective tax rate to be approximately 38%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs, previously received during the first quarter of 2004. The period during which the U.S. Department of Justice could appeal the decision lapsed in May 2005, making the decision final. The district court held that these costs were ordinary and necessary business expenses and properly deductible in our income tax returns. Neither the Sixth Circuit’s decision nor the government’s decision not to pursue an appeal had any impact on our financial condition, results of operations or tax rate during 2005. As a result of the District Court ruling, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004 primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS. These adjustments affected both net interest expense ($30 million pre-tax) and income tax expense ($7 million). We expect to receive a refund payment of approximately $80 million (before income taxes of approximately $16 million) from the U.S. government in the first quarter of 2006, which is included in current receivables.

Airline Stabilization Act Charge

During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that we were entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million, which was made in December 2004. Because we could no longer conclude that collection of the entire $119 million of such compensation recorded in 2002 was probable, we recorded a charge of $48 million in the second quarter of 2005 ($30 million net of tax), representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. We are vigorously contesting this determination judicially and will continue to aggressively pursue our compensation claim. Should any additional amounts ultimately be recovered on this matter, they will be recognized in the period that they are realized.

Outlook

We expect continued revenue growth during 2006 in both the domestic and international markets. Revenue increases will be led by IP, where we expect volume and yield growth, particularly in Asia, U.S. outbound and Europe. We expect slight U.S. domestic revenue growth, driven by expected increases in U.S. domestic yields.

We expect continued operating margin improvement during 2006. We anticipate additional improvement due to IP volume growth, with solid incremental margins and increased yields benefiting from a favorable product mix trend. In addition, programs to improve operational efficiency are expected to contribute to margin growth, partially offset by costs associated with international route expansion. Capital expenditures are expected to be higher in 2006 due to planned aircraft purchases to support IP volume growth and vehicle replacements.

We recently launched the express industry’s first direct flight from mainland China to Europe. The westbound around-the-world flight launched in late 2005 was the initial phase of a plan which extends our global connectivity leadership. We believe these investments will enhance our growth prospects for these highly profitable services.

Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Negotiations with the pilots’ union began in March 2004 and are ongoing. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

Increased security requirements for air cargo carriers have not had a material impact on our operating results for the periods presented. In November 2004, the Transportation Security Administration (“TSA”) proposed new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. Because the TSA’s proposed rules are subject to comment, any final rules may differ significantly from the proposed rules. Accordingly, it is not yet possible to estimate the impact, if any, that the adoption of new rules by the TSA or any other additional security requirements may have on our results of operations. However, it is possible that increased security requirements could impose substantial incremental costs on us and our competitors.

Future results will depend upon a number of factors, including U.S. and international economic conditions, the impact from any terrorist activities or international conflicts, our ability to match our cost structure and capacity with shifting volume levels, our ability to effectively leverage our new service and growth initiatives and our ability to successfully conclude contract negotiations with our pilots. In addition, adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, our operating income could be materially affected should the price of jet fuel suddenly change by a significant amount. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our business is seasonal in nature. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia to U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically exhibited lower volumes relative to other periods.

The transportation industry is affected directly by the state of the overall domestic and international economies. Seasonal fluctuations affect volumes, revenues and earnings. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in the “Outlook” section of MD&A and the “Employee Benefit Plans” note to the consolidated financial statements, are

“forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of FedEx Express. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•       economic conditions in the domestic and international markets in which we operate;

•       any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements and labor rules;

•       the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry in particular, and what effects these events will have on our costs or the demand for our services;

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

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and a properly staffed, professional internal audit department at FedEx. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct deficiencies identified. Our procedures for financial reporting include the active involvement of senior management, FedEx’s Audit Committee and a staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Federal Express Corporation maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Federal Express Corporation maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2005 and 2004 and related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2005 of Federal Express Corporation and our report dated July 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee
July 12, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2005 and 2004, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federal Express Corporation’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee
July 12, 2005

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257	$274
Receivables, less allowances of $92 and $119	2,703	2,475
Spare parts, supplies and fuel, less allowances of $142 and $124	204	205
Deferred income taxes	403	393
Prepaid expenses and other	70	71
Total current assets	3,637	3,418
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	7,610	7,001
Package handling and ground support equipment	2,062	2,020
Vehicles	1,558	1,588
Computer and electronic equipment	703	673
Other	2,585	2,567
	14,518	13,849
Less accumulated depreciation and amortization	8,310	7,782
Net property and equipment	6,208	6,067
OTHER LONG-TERM ASSETS
Due from parent company	2,277	1,961
Goodwill	342	340
Other assets	629	419
Total other long-term assets	3,248	2,720
	$13,093	$12,205

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2005	2004
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$109	$133
Accrued salaries and employee benefits	809	687
Accounts payable	1,171	1,131
Accrued expenses	907	926
Due to parent company and other FedEx subsidiaries	184	247
Total current liabilities	3,180	3,124
LONG-TERM DEBT, LESS CURRENT PORTION	974	1,123
OTHER LONG-TERM LIABILITIES
Deferred income taxes	512	453
Pension, postretirement healthcare and other benefit obligations	646	589
Self-insurance accruals	511	486
Deferred lease obligations	520	494
Deferred gains, principally related to aircraft transactions	398	422
Other liabilities	33	36
Total other long-term liabilities	2,620	2,480
COMMITMENTS AND CONTINGENCIES
OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	6,036	5,213
Accumulated other comprehensive loss	(15)	(33)
Total owner’s equity	6,319	5,478
	$13,093	$12,205

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2005	2004	2003
REVENUES	$19,364	$17,383	$16,351
OPERATING EXPENSES:
Salaries and employee benefits	7,540	7,245	6,855
Purchased transportation	865	704	608
Rentals and landing fees	1,597	1,521	1,548
Depreciation and amortization	785	794	801
Fuel	2,012	1,343	1,231
Maintenance and repairs	1,272	1,189	1,084
Business realignment costs	—	422	—
Intercompany charges, net	1,505	1,452	1,347
Other	2,397	2,085	2,091
	17,973	16,755	15,565
OPERATING INCOME	1,391	628	786
OTHER INCOME (EXPENSE):
Interest expense	(73)	(64)	(57)
Interest income	45	29	13
Other, net	(58)	(52)	(53)
	(86)	(87)	(97)
INCOME BEFORE INCOME TAXES	1,305	541	689
PROVISION FOR INCOME TAXES	482	181	258
NET INCOME	$823	$360	$431

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$823	$360	$431
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	785	794	801
Provision for uncollectible accounts	68	76	78
Deferred income taxes and other noncash items	(1)	(98)	204
Changes in operating assets and liabilities:
Receivables	(204)	(218)	(220)
Other current assets	(15)	8	10
Accounts payable and other operating liabilities	228	628	87
Other, net	(23)	(41)	3
Cash provided by operating activities	1,661	1,509	1,394
INVESTING ACTIVITIES
Capital expenditures	(1,189)	(585)	(903)
Other, net	—	3	3
Cash used in investing activities	(1,189)	(582)	(900)
FINANCING ACTIVITIES
Principal payments on debt	(173)	(62)	(9)
Net payments to parent company	(316)	(728)	(464)
Other, net	—	—	(2)
Cash used in financing activities	(489)	(790)	(475)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(17)	137	19
Cash and cash equivalents at beginning of period	274	137	118
Cash and cash equivalents at end of period	$257	$274	$137

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Capital	Earnings	Loss	Owner’s Equity
BALANCE AT MAY 31, 2002	$—	$298	$4,422	$(47)	$4,673
Net income	—	—	431	—	431
Foreign currency translation adjustment, net of deferred taxes of $8	—	—	—	30	30
Minimum pension liability adjustment, net of deferred tax benefit of $9	—	—	—	(16)	(16)
Total comprehensive income					445
BALANCE AT MAY 31, 2003	—	298	4,853	(33)	5,118
Net income	—	—	360	—	360
Foreign currency translation adjustment	—	—	—	1	1
Minimum pension liability adjustment	—	—	—	(1)	(1)
Total comprehensive income					360
BALANCE AT MAY 31, 2004	—	298	5,213	(33)	5,478
Net income	—	—	823	—	823
Foreign currency translation adjustment net of deferred taxes of $4	—	—	—	22	22
Minimum pension liability adjustment net of deferred tax benefit of $2	—	—	—	(4)	(4)
Total comprehensive income					841
BALANCE AT MAY 31, 2005	$—	$298	$6,036	$(15)	$6,319

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS.   Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company and a wholly owned subsidiary of FedEx Corporation (“FedEx”).

FISCAL YEARS.   Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2005 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION.   The consolidated financial statements include the accounts of FedEx Express and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS.   Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

CREDIT RISK.   We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our transportation services. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations.

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

ADVERTISING.   Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $76 million, $74 million and $64 million in 2005, 2004 and 2003, respectively. In addition, FedEx Corporate Services, Inc. (“FedEx Services”) performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges, net” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.

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

PROPERTY AND EQUIPMENT.   Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized and amortized over their estimated service lives. The net book value of these capitalized major maintenance costs at May 31, 2005 and 2004 was $60 million and $71 million, respectively. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

For financial reporting purposes, depreciation and amortization of property and equipment are provided on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is generally computed using accelerated methods. The depreciable lives and net book value of our property and equipment is as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2005	2004
Wide-body aircraft and related equipment	15 to 25 years	$3,948	$3,587
Narrow-body and feeder aircraft and related equipment	5 to 15 years	330	332
Package handling and ground support equipment	5 to 30 years	432	496
Vehicles	5 to 9 years	382	458
Computer and electronic equipment	3 to 5 years	114	115
Facilities and other	3 to 30 years	1,002	1,079

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $783 million, $791 million and $797 million in 2005, 2004 and 2003, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST.   Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $13 million in 2005, $7 million in 2004 and $13 million in 2003.

IMPAIRMENT OF LONG-LIVED ASSETS.   Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS.   These defined benefit plans are measured as of the last day of our fiscal third quarter of each year using actuarial techniques that reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases, future expected long-term returns on plan assets and future increases in healthcare costs. Discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with cash flows that correlate to the expected payouts of the applicable liabilities. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction.

GOODWILL.   Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

INCOME TAXES.   Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate in effect when the taxes are paid.

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations for 2005, 2004 and 2003 were approximately $591 million, $425 million and $145 million, respectively, which represent only a portion of total results associated with international shipments.

SELF-INSURANCE ACCRUALS.   We are primarily self-insured for workers’ compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

STOCK COMPENSATION.   We participate in the stock-based compensation plans of our parent, FedEx. Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations are applied by FedEx to measure expense for stock-based compensation plans. As a result, no compensation expense is recorded for stock options when the exercise price is equal to or greater than the market price of our common stock at the date of grant. For awards by FedEx of restricted stock to our employees, we recognize the fair value of the awards ratably over their explicit service period.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.   Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  Contract negotiations with the pilots’ union began in March 2004 and are ongoing. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

AIRLINE STABILIZATION ACT CHARGE.   During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act (“Act”). Under its interpretation of the Act, the DOT determined that we were entitled to $72 million of compensation, an increase of $3 million from its initial determination. Because we had previously received $101 million under the Act, the DOT demanded repayment of $29 million which was made in December 2004. Because we could no longer conclude that collection of the entire $119 million recorded in 2002 was probable, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable. We are vigorously contesting this determination judicially and will continue to aggressively pursue our compensation claim. Should any additional amounts ultimately be recovered by us on this matter, they will be recognized in the period that they are realized.

FOREIGN CURRENCY TRANSLATION.   Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the results of operations. Cumulative net foreign currency translation gains and (losses) in accumulated other comprehensive loss were $6 million, ($16) million and ($17) million at May 31, 2005, 2004 and 2003, respectively.

USE OF ESTIMATES.   The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; income tax liabilities; accounts receivable allowances; obsolescence of spare parts; contingent liabilities; and impairment assessments on long-lived assets (including goodwill).

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in 2007 for FedEx). Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award. FedEx plans to adopt this standard using the modified prospective basis.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by FedEx in the future, as well as the assumptions and the fair value model used to value them, and the market value of FedEx’s common stock. Based on FedEx’s historical experience, we do not expect the impact of adopting SFAS 123R to be material to our reported consolidated results of operations.

NOTE 3: INTANGIBLE ASSETS

Our intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2005		May 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Contract related	73	(47)	73	(42)

Amortization expense for intangible assets was $5 million in 2005, 2004 and 2003. Estimated amortization expense is $5 million for each of the five succeeding fiscal years.

NOTE 4: BUSINESS REALIGNMENT COSTS

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of our employees who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees. These programs were limited to eligible U.S. salaried staff employees and managers. Approximately 3,600 employees accepted offers under these programs. Costs were also incurred for the elimination of certain management positions, based on the staff reductions from the voluntary programs and other cost reduction initiatives. Costs for the benefits provided under the voluntary programs were recognized in the period that eligible employees accepted the offer. Other costs associated with business realignment activities were recognized in the period incurred.

The components of our business realignment costs and changes in the related accruals were as follows for the year ended May 31, 2004 (in millions):

	Voluntary	Voluntary
	Retirement	Severance	Other(1)	Total
Beginning accrual balances	$—	$—	$—	$—
Charged to expense	202	158	62	422
Cash paid	(8)	(152)	(28)	(188)
Amounts charged to other assets/liabilities(2)	(194)	—	(17)	(211)
Ending accrual balances	$—	$6	$17	$23

(1)    Other includes costs for management severance agreements, which are payable over future periods, including compensation related to the modification of previously granted stock options and incremental pension and healthcare benefits. Other also includes professional fees directly associated with the business realignment initiatives and relocation costs.

(2)    Amounts charged to other assets/liabilities relate primarily to incremental pension and healthcare benefits.

No material costs related to these programs were incurred during 2005. At May 31, 2004, we had remaining business realignment related accruals of $23 million. The remaining accruals relate to management severance agreements, which are payable over future periods. At May 31, 2005, these accruals had decreased to $6 million due predominantly to cash payments made during 2005.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2005	2004
Accrued Salaries and Employee Benefits
Salaries	$116	$97
Employee benefits	356	269
Compensated absences	337	321
	$809	$687
Accrued Expenses
Self-insurance accruals	$332	$312
Taxes other than income taxes	239	241
Other	336	373
	$907	$926

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of our long-term debt were as follows (in millions):

	May 31,
	2005	2004
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$299	$299
Interest rate of 7.60%, due in 2098	239	239
Medium term notes
Interest rate of 9.95%, due in 2007	19	19
	557	557
Capital lease obligations	386	501
Other debt, interest rates of 2.46% to 9.98%, due through 2008	140	198
	1,083	1,256
Less current portion	109	133
	$974	$1,123

Capital lease obligations include certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreements. In addition, during 2004, we amended two leases for MD11 aircraft which required us to record $110 million in both fixed assets and long-term liabilities. During 2003, we amended four leases for MD11 aircraft, which commit us to firm purchase obligations for two of these aircraft during both 2005 and 2006. As a result, these amended leases were accounted for as capital leases, which added $221 million to both fixed assets and long-term liabilities at May 31, 2003. Two of these aircraft were paid off in 2005 when the purchase obligation became due.

Other long-term debt includes $125 million related to two leased MD11 aircraft that are consolidated under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The debt requires interest at LIBOR plus a margin and is due in installments through March 30, 2007. See Note 13 for further discussion.

We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2005 were $343 million. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheet, where applicable. Therefore, no additional liability is reflected for the letters of credit.

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2005, are as follows (in millions):

2006	$15
2007	144
2008	—
2009	—
2010	—

Long-term debt, exclusive of capital leases, had carrying values of $697 million and $755 million at May 31, 2005 and 2004, respectively, compared with estimated fair values of approximately $851 million and $863 million at those respective dates. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 7: LEASE COMMITMENTS

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. In addition, supplemental aircraft are leased under agreements that generally provide for cancelation upon 30 days’ notice.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2005	2004
Aircraft	$232	$344
Package handling and ground support equipment	167	168
Vehicles	36	39
Other, principally facilities	134	133
	569	684
Less accumulated amortization	314	305
	$255	$379

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2005	2004	2003
Minimum rentals	$1,206	$1,221	$1,271
Contingent rentals	165	120	107
	$1,371	$1,341	$1,378

Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases at May 31, 2005 is as follows (in millions):

2006	$110
2007	19
2008	98
2009	10
2010	96
Thereafter	130
463
Less amount representing interest	77
Present value of net minimum lease payments	$386

A summary of future minimum lease payments under noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2005 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2006	$590	$600	$1,190
2007	606	546	1,152
2008	585	501	1,086
2009	555	419	974
2010	544	335	879
Thereafter	4,460	2,114	6,574
	$7,340	$4,515	$11,855

The weighted average remaining lease term of all operating leases outstanding at May 31, 2005 was approximately 7 years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.

NOTE 8: INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2005	2004	2003
Current provision (benefit)
Domestic:
Federal	$336	$146	$(22)
State and local	24	24	10
Foreign	98	82	38
	458	252	26
Deferred (benefit) provision
Domestic:
Federal	30	(61)	216
State and local	(6)	(10)	16
Foreign	—	—	—
	24	(71)	232
	$482	$181	$258

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2005	2004	2003
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	0.9	1.7	2.4
Foreign operations	—	(2.0)	(0.3)
Other, net	1.0	(1.2)	0.4
Effective tax rate	36.9%	33.5%	37.5%

The 36.9% effective tax rate in 2005 was favorably impacted by a lower effective state tax rate. The lower 33.5% effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed below, stronger than anticipated international results and the results of tax audits in 2004. Our stronger international results, along with other factors, increased our ability to credit income taxes paid to foreign governments on foreign income against U.S. income taxes paid on the same income, thereby mitigating the exposure to double taxation.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$287	$902	$297	$859
Employee benefits	338	39	321	40
Self-insurance accruals	260	—	241	—
Other	231	284	210	231
Net operating loss/credit carryforwards	20	—	25	—
Valuation allowance	(20)	—	(24)	—
	$1,116	$1,225	$1,070	$1,130

The net deferred tax liability of $109 million for 2005 has been classified in the balance sheet as a current deferred tax asset of $403 million and a non-current deferred tax liability of $512 million. In 2004, the net deferred tax liability of $60 million is classified in the balance sheet as a current deferred tax asset of $393 million and a non-current deferred tax liability of $453 million.

The valuation allowance represents amounts reserved for net operating loss and tax credit carryforwards, which expire over varying periods starting in 2006. As a result of this and other factors, we believe that substantially all of these deferred assets may not be realized. The net decrease in the valuation allowance of $4 million was primarily due to adjustments in the operating loss and carryforward items in 2005.

In February 2005, the Sixth Circuit Court of Appeals reaffirmed the favorable ruling from the U.S. District Court in Memphis regarding the tax treatment of jet engine maintenance costs, previously received during the first quarter of 2004. The period during which the U.S. Department of Justice could appeal the decision lapsed in May 2005, making the decision final. The district court held that these costs were ordinary and necessary business expenses and properly deductible in our income tax returns. Neither the Sixth Circuit’s decision nor the government’s decision not to pursue an appeal had any impact on our financial condition, results of operations or tax rate during 2005. As a result of the District Court ruling, we recognized a one-time benefit of $26 million, net of tax, in the first quarter of 2004, primarily related to the reduction of accruals and the recognition of interest earned on amounts previously paid to the IRS. These adjustments affected both net interest expense ($30 million pretax) and income tax expense ($7 million). We expect to receive a refund payment of approximately $80 million (before income taxes of approximately $16 million) from the U.S. government in the first quarter of 2006, which is included in current receivables.

NOTE 9: EMPLOYEE BENEFIT PLANS

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

Our employees make up in excess of 80% of the participants in this plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2005. Information regarding the funded status of the FedEx plan was as follows (in millions):

	May 31,
	2005	2004
Projected benefit obligation	$9,835	$8,192
Accumulated benefit obligation	8,446	6,998
Fair value of plan assets	8,606	7,602

The weighted average actuarial assumptions for the FedEx plan were as follows:

	2005	2004	2003
Discount rate	6.285%	6.78%	6.99%
Rate of increase in future compensation levels	3.15	3.15	3.15
Expected long-term rate of return on assets	9.10	9.10	10.10

The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the asset classes and the economic and capital market environments updated for current conditions.

We incurred a net periodic benefit cost of $256 million, $250 million and $161 million in 2005, 2004 and 2003, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan. The increase in our 2004 expense was a result of a lower discount rate, a lower expected long-term rate of return and a reduction in the value of plan assets. This expense is included in the salaries and employee benefits caption in the accompanying statements of income.

DEFINED CONTRIBUTION PLANS.   Defined contribution plans are in place covering a majority of U.S. employees. Expense under these plans was $32 million, $29 million and $32 million in 2005, 2004 and 2003, respectively.

BENEFIT PLANS SPONSORED BY FEDERAL EXPRESS

PENSION PLANS.   We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax benefit. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local laws and income tax regulations. For the plans sponsored by us, our assets are primarily invested in equities (approximately 65%) with the remainder in fixed income and other securities. The actual asset allocations approximate the target allocations.

Benefit payments for the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

2006	$14
2007	13
2008	14
2009	15
2010	12
2011-2015	78

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

POSTRETIREMENT HEALTHCARE PLANS.   We sponsor a plan offering medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. For Medicare eligible non-pilot eligible retirees and their eligible dependents, we only provide a fixed subsidy toward the premium payment for an AARP Medigap policy. U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988.

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2005 and a statement of the funded status as of May 31, 2005 and 2004 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2005	2004	2005	2004
Accumulated Benefit Obligation (“ABO”)	$249	$207
Changes in Projected Benefit Obligation (“PBO”)
Projected benefit obligation at the beginning of year	$247	$193	$447	$345
Service cost	16	15	31	30
Interest cost	13	10	28	23
Actuarial (gain)/loss	24	19	(1)	32
Transfers of plan to parent	—	—	—	—
Benefits paid	(8)	(7)	(35)	(22)
Special termination benefits(1)	—	—	—	38
Amendments, benefit enhancements and other	9	17	8	1
Projected benefit obligation at the end of year	$301	$247	$478	$447
Change in Plan Assets
Fair value of plan assets at beginning of year	$105	$78	$—	$—
Actual return on plan assets	9	16	—	—
Company contributions	19	10	28	16
Benefits paid	(8)	(6)	(35)	(22)
Other	2	7	7	6
Fair value of plan assets at end of year	$127	$105	$—	$—
Funded Status of the Plans	$(174)	$(142)	$(478)	$(447)
Unrecognized actuarial loss (gain)	57	36	(5)	(4)
Unamortized prior service cost	8	7	5	3
Unrecognized transition amount	1	2	—	—
Accrued benefit cost	$(108)	$(97)	$(478)	$(448)
Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$16	$14	$—	$—
Accrued benefit liability	(124)	(111)	(478)	(448)
Minimum pension liability	(37)	(30)	—	—
Accumulated other comprehensive income(2)	35	28	—	—
Intangible asset	2	2	—	—
Accrued benefit cost	$(108)	$(97)	$(478)	$(448)

(1)    The special termination benefits reflected in the table above related primarily to early retirement incentives offered to certain groups of our employees during 2004 (see Note 4 for more information).

(2)    The minimum pension liability component of Accumulated Other Comprehensive Income is shown in the Statement of Changes in Owner’s Equity and Comprehensive Income, net of deferred taxes.

The projected benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through May 31. We currently expect to make contributions in 2006 at levels comparable to 2005.

Net periodic benefit cost for the three years ended May 31 was as follows (in millions) for the plans currently sponsored by us:

	Pension Plans			Postretirement Healthcare Plans
	2005	2004	2003	2005	2004	2003
Service cost	$16	$14	$11	$31	$30	$24
Interest cost	13	10	9	28	23	23
Expected return on plan assets	(7)	(5)	(5)	—	—	—
Net amortization and deferral	2	2	(1)	—	—	(2)
	$24	$21	$14	$59	$53	$45

Weighted-Average Actuarial Assumptions

	Pension Plans			Postretirement Healthcare Plans
	2005	2004	2003	2005	2004	2003
Discount rate	4.98%	5.26%	5.09%	6.16%	6.57%	6.75%
Rate of increase in future compensation levels	3.49	3.00	3.01	—	—	—
Expected long-term rate of return on assets	5.89	5.62	5.69	—	—	—

Future medical benefit costs are estimated to increase at an annual rate of 13% during 2006, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.75% during 2006, decreasing to an annual growth rate of 5% in 2013 and thereafter. Our postretirement healthcare cost is capped at 150% of the 1993 employer cost and, therefore, is not subject to medical and dental trends after the capped cost is attained. Therefore, a 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2005, or 2005 benefit expense.

NOTE 10: BUSINESS SEGMENT INFORMATION

We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2005	2004	2003
REVENUE BY SERVICE TYPE
Package:
U.S. overnight box	$5,969	$5,558	$5,432
U.S. overnight envelope	1,798	1,700	1,715
U.S. deferred	2,799	2,592	2,510
Total domestic package revenue	10,566	9,850	9,657
International priority	6,134	5,131	4,367
Total package revenue	16,700	14,981	14,024
Freight:
U.S.	1,854	1,609	1,564
International	381	393	400
Total freight revenue	2,235	2,002	1,964
Other	429	400	363
	$19,364	$17,383	$16,351
GEOGRAPHICAL INFORMATION(1)
Revenues:
U.S.	$12,436	$11,474	$11,238
International	6,928	5,909	5,113
	$19,364	$17,383	$16,351
Noncurrent assets:
U.S.	$7,405	$7,321	$6,493
International	2,051	1,466	1,512
	$9,456	$8,787	$8,005

(1)    International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2005	2004	2003
Interest (net of capitalized interest)	$74	$82	$58
Income taxes	461	213	83

We amended two leases in 2004 and four leases in 2003 for MD11 aircraft, which required us to record $110 million in 2004 and $221 million in 2003, in both fixed assets and long-term liabilities.

We consolidated an entity that owns two MD11 aircraft under the provisions of FIN 46. The consolidation of this entity on September 1, 2003 resulted in an increase in our fixed assets and long-term liabilities of approximately $140 million. See Note 13.

NOTE 12: GUARANTEES AND INDEMNIFICATIONS

We adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications we have issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

With the exception of residual value guarantees in certain operating leases, a maximum obligation is generally not specified in our guarantees and indemnifications. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no amounts have been recognized in our financial statements for the underlying fair value of these obligations.

We have guarantees under certain operating leases, amounting to $15 million as of May 31, 2005, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

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

We provide guarantees on certain FedEx unsecured debt instruments aggregating approximately $1.7 billion at May 31, 2005, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreements, which back its commercial paper program. At May 31, 2005, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreements was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. In certain cases, the bond proceeds were loaned to us and are included in long-term debt and in other cases, the facilities were leased to us and are accounted for as either capital leases or operating leases. Approximately $760 million in principal of these bonds (with total future principal and interest payments of approximately $1.3 billion as of May 31, 2005) is unconditionally guaranteed by us. Of the $760 million bond principal, $204 million was in capital lease obligations at May 31, 2005 and the remainder was in operating leases.

NOTE 13: VARIABLE INTEREST ENTITIES

We entered into a lease in July 2001 for two MD11 aircraft. These assets are held by a separate entity, which was established and is owned by independent third parties who provide financing through debt and equity participation. The original cost of the assets under the lease was approximately $150 million.

This lease contains residual value guarantees that obligate us, not the third-party owners, to absorb the majority of the losses, if any, of the entity. The lease also provides us with the right to receive any residual returns of the entity if they occur. At May 31, 2005, the residual value guarantee associated with this lease, which represents the maximum exposure to loss, was $89 million. FIN 46 required us to consolidate the separate entity that owns the two MD11 aircraft. Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease). As a result of this consolidation, the accompanying May 31, 2005 balance sheet includes an additional $120 million of fixed assets and $125 million of long term liabilities. The May 31, 2004 balance sheet includes an additional $126 million of fixed assets and $133 million of long-term liabilities.

NOTE 14: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2005 were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total
2006	$111	$237	$10	$358
2007	115	91	10	216
2008	131	74	8	213
2009	567	61	8	636
2010	517	56	7	580
Thereafter	625	70	122	817

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

As of May 31, 2005, we are committed to purchase four Airbus A300s, two Airbus A310s, nine ATR-72s, one MD11 and ten Airbus A380s (a new high-capacity, long-range aircraft). We expect to take delivery of the MD11, four A300s, all of the ATR-72s and one Airbus A310 in 2006. The remaining Airbus A310 is expected to be delivered in 2007. We expect to take delivery of three of the ten A380 aircraft in each of 2009, 2010 and 2011 and the remaining one in 2012. Deposits and progress payments of $29 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

NOTE 15: CONTINGENCIES

Wage-and-Hour.   We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action allegations under federal or California wage-and-hour laws. The plaintiffs in these lawsuits are our employees who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both.

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs represent a class of hourly FedEx Express employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling on December 13, 2004 granting class certification on all issues. The ruling, however, does not address whether we will ultimately be held liable.

We have denied any liability with respect to these claims and intend to vigorously defend ourself in these cases. However, it is reasonably possible that material losses could be incurred on one or more of these matters as these cases develop.

Other.   We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

NOTE 16: PARENT/AFFILIATE TRANSACTIONS

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at May 31, 2005 and 2004 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates. Intercompany transactions are eliminated in the consolidated financials of FedEx.

The formation of FedEx Services in 2000 represented the implementation of a business strategy that combined our sales, marketing and information technology functions with those of FedEx Ground Package System, Inc. (“FedEx Ground”) to form a shared services company that supports the package businesses for both of us. FedEx Services provides our customers with a single point of contact for all our services. The line item “Intercompany charges” on the consolidated statements of income represents an allocation primarily of the costs of the services that FedEx Services provided for us. The costs for these activities are allocated based on metrics such as relative revenues and estimated services provided. We believe the total amounts allocated reasonably reflect the cost of providing such services.

We also receive allocated charges from our parent for management fees related to services received for general corporate oversight, executive officers and certain legal and finance functions. We believe the total amounts allocated approximate the cost of providing such services.

In connection with the formation of FedEx Services, certain customers doing business with both us and FedEx Ground are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $383 million at May 31, 2005 and $347 million at May 31, 2004.

NOTE 17: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First		Second		Third	Fourth
(in millions)	Quarter		Quarter		Quarter	Quarter
2005
Revenues	$4,585		$4,803		$4,885	$5,091
Operating income	303		327	(1)	338	423
Net income	169		189	(1)	198	267
2004
Revenues	$4,109		$4,250		$4,347	$4,677
Operating income (loss)	22	(2)	(19)	(4)	223	402
Net income (loss)	23	(2)(3)	(30)	(4)	119	248	(5)

(1)    Includes $48 million ($30 million, net of tax) related to an Airline Stabilization Act charge described in Note 1.

(2)    Includes $132 million ($82 million, net of tax) of business realignment costs described in Note 4.

(3)    Includes $26 million, net of tax related to a favorable ruling on an IRS case described in Note 8.

(4)    Includes $276 million ($171 million, net of tax) of business realignment costs described in Note 4.

(5)    Includes a $13 million nonrecurring benefit related to the reduction of our effective tax rate.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. We had approximately $125 million of outstanding floating-rate borrowings at May 31, 2005. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) of approximately $570 million at May 31, 2005 and $625 million at May 31, 2004. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $29 million as of May 31, 2005 and $30 million as of May 31, 2004. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains of equal magnitude in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2005 and 2004, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $118 million for 2006 (the comparable amount in the prior year was approximately $80 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

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

We have market risk for changes in the price of jet fuel; however, this risk is largely mitigated by revenue from our fuel surcharges. In 2002, we implemented new indices for calculating U.S. domestic fuel surcharges, which more closely link the fuel surcharges to prevailing market prices for jet fuel. In 2003, we implemented this methodology for determining a fuel surcharge on international shipments as well. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in jet fuel prices and jet fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

We do not purchase or hold any derivative financial instruments for trading purposes.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2005 and 2004, and for each of the three years in the period ended May 31, 2005, and have issued our report thereon dated July 12, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee
July 12, 2005

SCHEDULE II

FEDEX EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2005, 2004 AND 2003
(In millions)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO COSTS AND	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2005	$65	$68	$10	(a)	$93	(b)	$50
2004	$65	$76	$15	(a)	$91	(b)	$65
2003	$58	$78	$17	(a)	$88	(b)	$65
Allowance for Revenue Adjustments
2005	$54	$—	$337	(c)	$349	(d)	$42
2004	$57	$—	$329	(c)	$332	(d)	$54
2003	$49	$—	$304	(c)	$296	(d)	$57
Inventory Valuation Allowance:
2005	$124	$19	$—		$1		$142
2004	$101	$16	$10	(e)	$3		$124
2003	$91	$12	$—		$2		$101

(a)    Transfers related to FedEx Ground factoring agreement.

(b)    Uncollectible accounts written off, net of recoveries.

(c)    Principally charged against revenue.

(d)    Service failures, rebills and other.

(e)    Reclassifications.

FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2005	2004	2003	2002	2001
Earnings:
Income before income taxes	$1,305	$541	$689	$703	$786
Add back:
Interest expense, net of capitalized interest	73	64	57	74	75
Amortization of debt issuance costs	—	—	—	1	1
Portion of rent expense representative of interest factor	600	583	599	594	563
Earnings as adjusted	$1,978	$1,188	$1,345	$1,372	$1,425
Fixed Charges:
Interest expense, net of capitalized interest	$73	$64	$57	$74	$75
Capitalized interest	13	7	13	23	23
Amortization of debt issuance costs	—	—	—	1	1
Portion of rent expense representative of interest factor	600	583	599	594	563
	$686	$654	$669	$692	$662
Ratio of Earnings to Fixed Charges	2.9	1.8	2.0	2.0	2.2

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
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

10.24

Twenty-Third Supplemental Lease Agreement dated as of March 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25

Twenty-Fourth Supplemental Lease Agreement dated as of May 1, 2003 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx’s FY03 Annual Report on Form 10-K, and incorporated herein by reference.)

10.26

Twenty-Fifth Supplemental Lease Agreement dated as of April 1, 2005 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx’s FY05 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.30

Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31

Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32

Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33

Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.34

Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements
10.35

Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express and related agreements, including letter agreements 1 through 21. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36

Amended Section 5.5.2 of Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreement
10.37

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

10.43

First Amendment to Addendum dated April 3, 2002, Second Amendment to Addendum dated April 26, 2002 and Second Addendum dated August 29, 2002, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.44

First Amendment to Second Addendum dated December 4, 2002, amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY03 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45

Amendment dated June 12, 2002, Investigative and Security Procedures Addendum dated January 9, 2003 and Third Addendum dated January 30, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY03 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.46

Amendment dated May 28, 2003 and First Amendment to Third Addendum dated June 4, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.46 to FedEx’s FY03 Annual Report on Form 10-K, and incorporated herein by reference.)

10.47

Amendment dated November 21, 2003 and Second Amendment to Third Addendum dated November 21, 2003, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48

Third Amendment to Third Addendum dated December 8, 2003 and Fourth Addendum dated March 16, 2004, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.49

Amendment dated August 30, 2004 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50

Letter Agreement dated September 22, 2004 and Fifth Addendum dated November 22, 2004, each amending the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 22, 2004, and incorporated herein by reference.)

Financing Agreements
10.51

Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.1 to FedEx’s FY02 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.52

First Amendment dated as of September 27, 2002 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.4 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53

Second Amendment dated as of January 27, 2004 to Five-Year Credit Agreement dated as of September 28, 2001 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.54

Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.5 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.55

Extension Agreement dated as of September 26, 2003 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.56

First Amendment dated as of January 27, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.3 to FedEx’s FY04 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.57

Extension Agreement dated as of September 23, 2004 to Amended and Restated 364-Day Credit Agreement dated as of September 27, 2002 among FedEx, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.2 to FedEx’s FY05 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits
*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 59 of this Annual Report on Form 10-K).
*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.