Form 10-Q
period 2005-08-31
FEDERAL EXPRESS CORP
filed 2005-09-23
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares of common stock outstanding as of September 16, 2005 was 1,000.  The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

ASSETS

	August 31,
	2005 (Unaudited)	May 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$229	$257
Receivables, less allowances of $104 and $92	2,668	2,703
Spare parts, supplies and fuel, less allowances of $143 and $142	202	204
Deferred income taxes	403	403
Prepaid expenses and other	59	70

Total current assets	3,561	3,637

PROPERTY AND EQUIPMENT, AT COST	14,880	14,518
Less accumulated depreciation and amortization	8,446	8,310

Net property and equipment	6,434	6,208

OTHER LONG-TERM ASSETS
Due from parent company	2,231	2,277
Goodwill	342	342
Other assets	587	629

Total other long-term assets	3,160	3,248

	$13,155	$13,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

LIABILITIES AND OWNER’S EQUITY

	August 31,
	2005 (Unaudited)	May 31, 2005

CURRENT LIABILITIES
Current portion of long-term debt	$35	$109
Accrued salaries and employee benefits	632	809
Accounts payable	1,188	1,171
Accrued expenses	820	907
Due to parent company and other FedEx subsidiaries	273	184

Total current liabilities	2,948	3,180

LONG-TERM DEBT, LESS CURRENT PORTION	956	974

OTHER LONG-TERM LIABILITIES
Deferred income taxes	561	512
Pension, postretirement healthcare and other benefit obligations	656	646
Self-insurance accruals	522	511
Deferred lease obligations	602	520
Deferred gains, principally related to aircraft transactions	391	398
Other liabilities	34	33

Total other long-term liabilities	2,766	2,620

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	6,198	6,036
Accumulated other comprehensive loss	(11)	(15)

Total owner’s equity	6,485	6,319

	$13,155	$13,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2005	2004

REVENUES	$5,084	$4,585

OPERATING EXPENSES:
Salaries and employee benefits	1,930	1,849
Purchased transportation	241	196
Rentals and landing fees	480	380
Depreciation and amortization	190	196
Fuel	628	422
Maintenance and repairs	360	324
Intercompany charges, net	357	361
Other	625	554
	4,811	4,282

OPERATING INCOME	273	303

OTHER INCOME (EXPENSE):
Interest, net	7	(13)
Other, net	(16)	(17)
	(9)	(30)

INCOME BEFORE INCOME TAXES	264	273

PROVISION FOR INCOME TAXES	101	104

NET INCOME	$163	$169

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2005	2004

Operating Activities
Net income	$163	$169
Noncash charges:
Lease accounting charge	75	—
Depreciation and amortization	188	196
Other, net	(7)	(12)
Changes in operating assets and liabilities, net	(14)	(78)

Cash provided by operating activities	405	275

Investing Activities
Capital expenditures	(388)	(165)
Other	1	—

Cash used in investing activities	(387)	(165)

Financing Activities
Principal payments on debt	(92)	(7)
Net payments from (to) parent company	46	(136)

Cash used in financing activities	(46)	(143)

Net decrease in cash and cash equivalents	(28)	(33)
Cash and cash equivalents at beginning of period	257	274

Cash and cash equivalents at end of period	$229	$241

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION (FEDEX EXPRESS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2005.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2005 and the results of our operations and cash flows for the three-month periods ended August 31, 2005 and 2004.  Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2006 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

GUARANTEES.  We provide guarantees on FedEx debt instruments jointly and severally with other affiliated companies in the FedEx consolidated group.  In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit facility, which backs its commercial paper program.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.   In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  Contract negotiations with the pilots’ union began in March 2004.  These negotiations are ongoing and have recently included private facilitation sessions in an effort to make progress.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

LEASE ADJUSTMENT.  During the first quarter of 2006, a one-time, non-cash charge of $75 million (before variable compensation effects) was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases.  The charge related primarily to rent escalations in on-airport facility leases.  Statement of Financial Accounting Standards No. (“SFAS”) 13, “Accounting for Leases” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” provides that rent expense under operating leases with rent escalation clauses should be recognized evenly, on a straight-line basis over the lease term.  Based on a more extensive review of our leases during the first quarter, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately.  Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $75 million.

STOCK COMPENSATION.  We participate in the stock-based compensation plans of our parent, FedEx.  Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and its related interpretations are applied by FedEx to measure expense for stock-based compensation plans.  As a result, no compensation expense is recorded for stock options when the exercise price is equal to or greater than the market price of our common stock at the date of grant.  For awards by FedEx of restricted stock to our employees, we recognize the fair value of the awards ratably over their explicit service period.

NEW ACCOUNTING PRONOUNCEMENTS.        In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123 and supersedes APB 25.  The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in the first quarter of 2007 for FedEx).  Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award.  FedEx plans to adopt this standard using the modified prospective method.

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

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”.  FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable.  FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability.  FIN 47 will be effective for us no later than May 31, 2006.  Management is in the process of evaluating the impact, if any, FIN 47 will have on us.

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	August 31,
	2005	2004

Net income	$163	$169
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 in 2005	4	8
Comprehensive income	$167	$177

(3) Employee Benefit Plans

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx.  The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits based on average earnings and years of service.  For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2005.  We incurred a net periodic benefit cost of $75 million and $66 million for the quarters ended August 31, 2005 and 2004, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan.  These amounts were paid to our parent, FedEx.  We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees.  For the plans sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2005	2004	2005	2004
Service cost	$4	$4	$9	$8
Interest cost	4	3	7	7
Expected return on plan assets	(2)	(2)	—	—
Net amortization and deferral	1	1	—	—
	$7	$6	$16	$15

No material contributions were made during the first quarter of 2006 or 2005 to pension plans sponsored by us and no material contributions are expected to be required in 2006.

(4) Commitments

As of August 31, 2005, our purchase commitments for the remainder of 2006 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2006 (remainder)	$85	$150	$9	$244
2007	293	209	10	512
2008	255	88	8	351
2009	567	57	8	632
2010	517	59	7	583
Thereafter	625	74	121	820

(1) Primarily aircraft modifications.

(2) Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services.  Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into non-cancelable commitments.  Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes.

As of August 31, 2005, we were committed to purchase 12 Airbus A300s, four Airbus A310s, five ATR-72s and ten Airbus A380s (a new high-capacity, long-range aircraft).  We expect to take delivery of three A300s, two A310s and all of the ATR-72s in 2006.  Five A300s and two A310s are expected to be delivered in 2007.  The four remaining A300s are expected to be delivered in 2008.  Three of the ten A380 aircraft are scheduled to be delivered in each of 2009, 2010 and 2011 and the remaining one in 2012.  Deposits and progress payments of $33 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.   Payments related to these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.

A summary of future minimum lease payments under capital leases at August 31, 2005 is as follows (in millions):

2006 (remainder)	$14
2007	19
2008	98
2009	10
2010	95
Thereafter	129
365
Less amount representing interest	71
Present value of net minimum lease payments	$294

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2005 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2006 (remainder)	$460	$403	$863
2007	606	493	1,099
2008	585	453	1,038
2009	555	376	931
2010	544	308	852
Thereafter	4,460	2,242	6,702
	$7,210	$4,275	$11,485

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

(5) Contingencies

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

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action.  The plaintiffs represent a class of hourly FedEx Express employees in California from October 14, 1998 to present.  The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work.  The court issued a ruling on December 13, 2004 granting class certification on all issues.  The ruling, however, does not address whether we will ultimately be held liable.  Trial has been scheduled for April 2006.

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

(6) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at August 31, 2005 and May 31, 2005 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated interest income on these amounts at market rates.  Intercompany transactions are eliminated in the consolidated financials of FedEx.

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

Customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $411 million at August 31, 2005 and $383 million at May 31, 2005.

(7) Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2005	2004
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$21	$28
Income taxes (primarily paid to parent)	126	137

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2005, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 12, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
September 20, 2005

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2005, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended August 31, 2005.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K for the year ended May 31, 2005.

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

•                  the prices we obtain for our services, primarily measured by average price per shipment (yield);

•                  our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and employee benefits and maintenance and repairs and to match such expenses to shifting volume levels; and

•                  the timing and amount of fluctuations in jet fuel prices and the availability of adequate jet fuel supplies.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Revenues:
Package:
U.S. overnight box	$1,560	$1,449	8
U.S. overnight envelope	489	439	11
U.S. deferred	687	648	6
Total U.S. domestic package revenue	2,736	2,536	8
International Priority (IP)	1,634	1,440	13
Total package revenue	4,370	3,976	10
Freight:
U.S.	505	421	20
International	105	90	17
Total freight revenue	610	511	19
Other	104	98	6
Total revenues	5,084	4,585	11
Operating expenses:
Salaries and employee benefits	1,930	1,849	4
Purchased transportation	241	196	23
Rentals and landing fees	480	380	26
Depreciation and amortization	190	196	(3)
Fuel	628	422	49
Maintenance and repairs	360	324	11
Intercompany charges	357	361	(1)
Other	625	554	13
Total operating expenses (1)	4,811	4,282	12
Operating income	$273	$303	(10)

Operating margin	5.4%	6.6%

(1)              First quarter 2006 operating expenses include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2005	2004	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,180	1,150	3
U.S. overnight envelope	711	662	7
U.S. deferred	897	862	4
Total U.S. domestic ADV	2,788	2,674	4
IP	445	419	6
Total ADV	3,233	3,093	5

Revenue per package (yield):
U.S. overnight box	$20.34	$19.37	5
U.S. overnight envelope	10.57	10.21	4
U.S. deferred	11.78	11.57	2
U.S. domestic composite	15.10	14.59	3
IP	56.54	52.93	7
Composite package yield	20.80	19.78	5

Freight Statistics
Average daily freight pounds:
U.S.	8,885	8,213	8
International	2,039	1,861	10
Total average daily freight pounds	10,924	10,074	8

Revenue per pound (yield):
U.S.	$0.88	$0.79	11
International	0.79	0.74	7
Composite freight yield	0.86	0.78	10

Revenues

Total revenues increased 11% in the first quarter of 2006 principally due to higher IP revenues (particularly in Asia and U.S. outbound) and higher U.S. domestic package revenues.  During the first quarter, IP revenues grew 13% on yield growth of 7% and a 6% increase in volume.  Outbound shipments from the United States experienced solid average daily volume growth during the first quarter of 2006, while Asia and Europe continued to improve.  IP yield increased during the first quarter of 2006 due primarily to higher fuel surcharge revenue, an increase in international average weight per package and favorable exchange rate differences.

U.S. domestic composite yield increased 3% during the first quarter of 2006 due to higher fuel surcharge revenue and an increase in average rate per pound, partially offset by a decrease in average weight per package.  U.S. domestic volumes increased 4% in the first quarter of 2006, continuing the momentum of improved quarterly growth from the second half of 2005.  Freight revenue increased during 2006 due to higher yields and growth in freight volumes.  As capacity is added to our international network, we may continue to realize higher international freight volume until higher yielding IP shipment traffic grows into the added capacity.  In January 2005, we implemented an average list price increase of 4.6% on U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 200 basis points.

Fuel surcharge revenue was higher in the first quarter of 2006 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2005	2004
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.50%	6.00%
High	12.50	7.50
Average	11.50	6.83

International Fuel Surcharges:
Low	10.00	5.00
High	12.50	7.50
Average	11.13	6.37

Operating Income

During the first quarter of 2006, a one time, non-cash charge of $75 million was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases.  The charge related primarily to rent escalations in on-airport facility leases.  The applicable accounting literature provides that rent expense under operating leases with rent escalation clauses should be recognized evenly, on a straight-line basis over the lease term.  Based on a more extensive review of our leases during the first quarter, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately.  Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to our 2006 results of operations, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $75 million.

Operating income decreased by $30 million during the first quarter of 2006.  The first quarter of 2006 included the one-time adjustment for leases of $75 million (before variable compensation effects), as well as increases in salaries and employee benefits and purchased transportation costs.

During the first quarter of 2006, fuel costs were higher due to a 42% increase in the average price per gallon of jet fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue substantially offset higher jet fuel prices.  Purchased transportation costs increased in the first quarter of 2006, led by IP volume growth which required a higher utilization of contract pickup and delivery services.  The increase in the first quarter of 2006 in rentals and landing fees is primarily due to the one-time adjustment for leases described above.

In August 2005, Hurricane Katrina devastated certain portions of the Gulf Coast region where we have operations.  While we took precautions by relocating aircraft and equipment, we suffered damage to a limited number of facilities and some of our equipment.  Because only three business days in the quarter were affected by the storm, our results of operations for the first quarter were not significantly impacted.

Interest and Income Taxes

Net interest expense decreased $20 million during the first quarter of 2006.  The decrease in net interest expense was primarily due to increased intercompany interest income related to higher interest on intercompany receivables and additional capitalized interest due to significant increases in the number of aircraft undergoing modifications.

Our effective tax rates for the first quarter of 2006 and 2005 were 38.25% and 38.1%, respectively.  We expect the effective tax rate to approximate 38% for the remainder of the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.

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

•                              the effect of Hurricane Katrina or other severe weather events on our operations and the economy, including the impact on fuel costs and availability;

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of August 31, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.   However, we have made certain changes in our policies and procedures to ensure our accounting for leases is in accordance with generally accepted accounting principles.

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

FEDERAL EXPRESS CORPORATION

Date: September 23, 2005	/s/ JAY L. COFIELD
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