Form 10-Q
period 2005-11-30
FEDERAL EXPRESS CORP
filed 2005-12-22
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3610 Hacks Cross Road
Memphis, Tennessee	38125
(Address of principal	(ZIP Code)
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

The number of shares of common stock outstanding as of December 16, 2005 was 1,000.  The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2005	May 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214	$257
Receivables, less allowances of $109 and $92	2,879	2,703
Spare parts, supplies and fuel, less allowances of $147 and $142	216	204
Deferred income taxes	412	403
Prepaid expenses and other	61	70

Total current assets	3,782	3,637

PROPERTY AND EQUIPMENT, AT COST	15,205	14,518
Less accumulated depreciation and amortization	8,602	8,310

Net property and equipment	6,603	6,208

OTHER LONG-TERM ASSETS
Due from parent company	2,419	2,277
Goodwill	342	342
Other assets	538	629

Total other long-term assets	3,299	3,248

	$13,684	$13,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2005	May 31,
	(Unaudited)	2005
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$35	$109
Accrued salaries and employee benefits	707	809
Accounts payable	1,312	1,171
Accrued expenses	846	907
Due to parent company and other FedEx subsidiaries	250	184

Total current liabilities	3,150	3,180

LONG-TERM DEBT, LESS CURRENT PORTION	951	974

OTHER LONG-TERM LIABILITIES
Deferred income taxes	639	512
Pension, postretirement healthcare and other benefit obligations	659	646
Self-insurance accruals	518	511
Deferred lease obligations	579	520
Deferred gains, principally related to aircraft transactions	385	398
Other liabilities	36	33

Total other long-term liabilities	2,816	2,620

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	6,484	6,036
Accumulated other comprehensive loss	(15)	(15)

Total owner’s equity	6,767	6,319

	$13,684	$13,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

REVENUES	$5,332	$4,803	$10,416	$9,388

OPERATING EXPENSES:
Salaries and employee benefits	1,916	1,833	3,846	3,682
Purchased transportation	235	211	476	407
Rentals and landing fees	406	397	886	777
Depreciation and amortization	200	196	390	392
Fuel	760	513	1,388	935
Maintenance and repairs	338	321	698	645
Intercompany charges, net	382	373	739	734
Other	629	632	1,254	1,186
	4,866	4,476	9,677	8,758

OPERATING INCOME	466	327	739	630

OTHER INCOME (EXPENSE):
Interest, net	7	(11)	14	(24)
Other, net	(12)	(16)	(28)	(33)
	(5)	(27)	(14)	(57)

INCOME BEFORE INCOME TAXES	461	300	725	573

PROVISION FOR INCOME TAXES	175	111	276	215

NET INCOME	$286	$189	$449	$358

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2005	2004

Operating Activities
Net income	$449	$358
Noncash charges (credits):
Lease accounting charge	75	—
Depreciation and amortization	388	392
Other, net	83	(30)
Changes in operating assets and liabilities, net	(105)	(12)

Net cash provided by operating activities	890	708

Investing Activities
Capital expenditures	(723)	(641)
Proceeds from asset dispositions	29	1

Net cash used in investing activities	(694)	(640)

Financing Activities
Principal payments on debt	(97)	(64)
Net payments from parent company	(142)	(38)

Net cash used in financing activities	(239)	(102)

Net decrease in cash and cash equivalents	(43)	(34)
Cash and cash equivalents at beginning of period	257	274

Cash and cash equivalents at end of period	$214	$240

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2005 and the results of our operations for the three- and six-month periods ended November 30, 2005 and 2004 and our cash flows for the six-month periods ended November 30, 2005 and 2004.  Operating results for the three- and six-month periods ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

In conjunction with certain transactions, primarily sales or purchases of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration and are often not limited.  The fair market value of these indemnifications is not believed to be significant.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.  Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004.   In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots.  Contract negotiations with the pilots’ union began in March 2004.  These negotiations are ongoing and are being mediated through the National Mediation Board.  We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.

LEASE ADJUSTMENT.  During the first quarter of 2006, a one-time, non-cash charge of $75 million (before variable compensation and income tax effects) was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases.  The charge related primarily to rent escalations in on-airport facility leases.  Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $75 million.

STOCK COMPENSATION.  We participate in the stock-based compensation plans of FedEx.  Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and its related interpretations are applied by FedEx to measure expense for stock-based compensation plans.  As a result, no compensation expense is recorded for stock options when the exercise price is equal to or greater than the market price of our common stock at the date of grant.  For awards by FedEx of restricted stock to our employees, we recognize the fair value of the awards ratably over their explicit service period.

AIRLINE STABILIZATION ACT CHARGE.  During the second quarter of 2005, we recorded a charge of $48 million ($31 million, net of tax) related to our claim for compensation under the Air Transportation Safety and Stabilization Act.

NEW ACCOUNTING PRONOUNCEMENTS.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123 and supersedes APB 25.  The new standard requires companies to record compensation expense for stock-based awards using a fair value method and is effective for annual periods beginning after June 15, 2005 (effective in the first quarter of 2007 for FedEx Express).  We will record compensation expense over the requisite service period, which is typically the vesting period of the award.  We plan to adopt this standard using the modified prospective method.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by FedEx in the future, the assumptions and the fair value model used to value those future grants, and the market value of FedEx’s common stock.  However, FedEx anticipates that the impact of SFAS 123R will approximate the pro forma results under SFAS 123.  For more information about the pro forma results under SFAS 123, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2005.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”.  FIN 47 clarifies that liabilities associated with asset retirement obligations the timing or settlement method of which are conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable.  FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability.  FIN 47 will be effective for us no later than May 31, 2006.  Management is in the process of evaluating the impact, if any, FIN 47 will have on us.

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	November 30,	November 30,
	2005	2004
Net income	$286	$189
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $4 and deferred taxes of $6	(4)	31
Comprehensive income	$282	$220

	Six Months Ended
	November 30,	November 30,
	2005	2004
Net income	$449	$358
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $5 and deferred taxes of $6	—	38
Comprehensive income	$449	$396

(3) Employee Benefit Plans

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by FedEx.  The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits based on average earnings and years of service.  For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2005.

We incurred a net periodic benefit cost of $74 million and $149 million for the second quarter and six months ended November 30, 2005, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan.  We incurred a net periodic benefit cost of $62 million and $128 million for the second quarter and six months ended November 30, 2004, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan. These amounts were paid to FedEx.  We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees.  For the plans sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare (in millions):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Pension Plans
Service cost	$5	$4	$9	$8
Interest cost	4	3	7	6
Expected return on plan assets	(2)	(2)	(4)	(4)
Recognized actuarial losses	—	1	1	2
	$7	$6	$13	$12

Postretirement Healthcare Plans
Service cost	$9	$8	$18	$16
Interest cost	7	7	14	14
	$16	$15	$32	$30

No material contributions were made during the first six months of 2006 or 2005 to pension plans sponsored by us and no material contributions are expected to be required in 2006.

(4) Commitments

As of November 30, 2005, our purchase commitments for the remainder of 2006 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2006 (remainder)	$50	$122	$9	$181
2007	327	212	10	549
2008	290	91	8	389
2009	567	60	8	635
2010	517	61	8	586
Thereafter	625	74	120	819

(1) Primarily aircraft modifications.

(2) Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services.  Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into non-cancelable commitments to modify such aircraft.  Open purchase orders that are cancelable are not considered unconditional purchase obligations and therefore are not included in the table above.

We are committed to purchase certain aircraft.  Deposits and progress payments of $28 million have been made toward these purchases and other planned aircraft-related transactions.  In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Future payments related to these activities are included in the table above.  Aircraft and aircraft-related contracts are subject to price escalations.  The following table is a summary of our aircraft purchase commitments as of November 30, 2005 with the year of expected delivery by type:

	A300	A310	A380	ATR72	Total

2006 (remainder)	2	1	—	2	5
2007	5	2	—	—	7
2008	4	—	—	—	4
2009	—	—	3	—	3
2010	—	—	3	—	3
Thereafter	—	—	4	—	4
Total	11	3	10	2	26

Subsequent to November 30, 2005, we entered into an amendment that rescheduled the delivery of certain A380 aircraft. The amendment will result in one less delivery in 2009 and one additional delivery in 2010.

A summary of future minimum lease payments under capital leases at November 30, 2005 is as follows (in millions):

2006 (remainder)	$9
2007	19
2008	98
2009	10
2010	95
Thereafter	129
360
Less amount representing interest	67
Present value of net minimum lease payments	$293

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at November 30, 2005 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2006 (remainder)	$377	$283	$660
2007	606	517	1,123
2008	585	473	1,058
2009	555	395	950
2010	544	312	856
Thereafter	4,460	2,272	6,732
	$7,127	$4,252	$11,379

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

Race Discrimination.  On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination in the Western region of the United States against certain current and former minority employees in pay and promotion.  The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable.  Trial is currently scheduled for February 2007.  We have denied any liability and intend to vigorously defend ourself in this case.  Given the nature and preliminary status of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any.  It is reasonably possible, however, that we could incur a material loss as this case develops.

Other.  We are subject to other legal proceedings that arise in the ordinary course of our business.  In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

(6) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis.  The noncurrent intercompany balance amounts at November 30, 2005 and May 31, 2005 primarily represent the net activity from participation in FedEx’s consolidated cash management program.  These net amounts are reflected as financing activities on the statements of cash flows.  In addition, we are allocated interest income on these amounts at market rates.

We also receive allocated charges from FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, for sales, marketing and information technology functions and from FedEx for management fees related to services received for general corporate oversight, including executive officers and certain administrative functions.  We believe the total amounts allocated approximate the cost of providing such services.

Customers doing business with both us and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, are provided the ability to receive a single invoice for their shipping charges.  Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us.  The net customer balances for transportation services performed by FedEx Ground are reflected in trade receivables on our balance sheet and totaled $461 million at November 30, 2005 and $383 million at May 31, 2005.

(7) Supplemental Cash Flow Information

	Six Months Ended
	November 30,	November 30,
	2005	2004
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$28	$41
Income taxes (primarily paid to parent)	245	296

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

December 20, 2005

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2005, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.  For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx, for the quarter ended November 30, 2005.  Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on
Form 10-K for the year ended May 31, 2005.

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

•                  our ability to manage our cost structure for capital expenditures and operating expenses such as salaries and employee benefits and maintenance and repairs and to match such expenses to shifting volume levels; and

•                  the timing and amount of fluctuations in jet fuel prices and our ability to recover incremental fuel costs through our supplemental fuel surcharges.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended			Percent
	2005	2004	Change		2005		2004	Change
Revenues:
Package:
U.S. overnight box	$1,604	$1,471	9		$3,165		$2,920	8
U.S. overnight envelope	480	432	11		969		871	11
U.S. deferred	702	682	3		1,388		1,330	4
Total U.S. domestic package revenue	2,786	2,585	8		5,522		5,121	8
International Priority (IP)	1,757	1,537	14		3,391		2,977	14
Total package revenue	4,543	4,122	10		8,913		8,098	10
Freight:
U.S.	564	470	20		1,070		892	20
International	117	91	29		222		181	23
Total freight revenue	681	561	21		1,292		1,073	20
Other	108	120	(10)		211		217	(3)
Total revenues	5,332	4,803	11		10,416		9,388	11
Operating expenses:
Salaries and employee benefits	1,916	1,833	5		3,846		3,682	4
Purchased transportation	235	211	11		476		407	17
Rentals and landing fees	406	397	2		886		777	14
Depreciation and amortization	200	196	2		390		392	(1)
Fuel	760	513	48		1,388		935	48
Maintenance and repairs	338	321	5		698		645	8
Airline Stabilization Act charge	—	48	NM		—		48	NM
Intercompany charges	382	373	2		739		734	1
Other	629	584	8		1,254		1,138	10
Total operating expenses	4,866	4,476	9		9,677	(1)	8,758	10
Operating income	$466	$327	43		$739		$630	17

Operating margin	8.7%	6.8%	190	bp	7.1%		6.7%	40	bp

(1)         Operating expenses for the first six months of 2006 include a $75 million (before variable compensation) one-time, non-cash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2005	2004	Change	2005	2004	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,211	1,179	3	1,195	1,164	3
U.S. overnight envelope	702	663	6	707	663	7
U.S. deferred	886	941	(6)	891	901	(1)
Total U.S. domestic ADV	2,799	2,783	1	2,793	2,728	2
IP	480	443	8	462	430	7
Total ADV	3,279	3,226	2	3,255	3,158	3

Revenue per package (yield):
U.S. overnight box	$21.03	$19.81	6	$20.69	$19.59	6
U.S. overnight envelope	10.86	10.33	5	10.71	10.27	4
U.S. deferred	12.56	11.51	9	12.16	11.54	5
U.S. domestic composite	15.80	14.74	7	15.44	14.67	5
IP	58.14	55.13	5	57.36	54.04	6
Composite package yield	21.99	20.28	8	21.39	20.03	7

Freight Statistics
Average daily freight pounds:
U.S.	9,544	9,008	6	9,209	8,605	7
International	2,283	1,874	22	2,159	1,867	16
Total average daily freight pounds	11,827	10,882	9	11,368	10,472	9

Revenue per pound (yield):
U.S.	$0.94	$0.83	13	$0.91	$0.81	12
International	0.81	0.77	5	0.80	0.76	5
Composite freight yield	0.91	0.82	11	0.89	0.80	11

Revenues

Total revenues increased in the second quarter and first half of 2006, principally due to higher IP revenues (particularly in Asia and U.S. outbound) and higher U.S. domestic overnight package revenues.

During the second quarter of 2006, IP revenues grew 14% on an 8% increase in volume and yield growth of 5%.  During the first half of 2006, IP revenues grew 14% on a 7% increase in volume and yield growth of 6%.  Asia experienced strong average daily volume growth during both the second quarter and the first half of 2006, while outbound shipments from the United States, Europe and Latin America also continued to improve.  Our IP and international freight capacity has increased significantly as a result of our two new around-the-world flights.  We may continue to realize increased international freight volume until higher yielding IP traffic can be sold into the added capacity.  IP yield increased across virtually all regions during the second quarter and first half of 2006 due primarily to higher fuel surcharge revenue and an increase in average weight per package.

During the second quarter and first half of 2006, U.S. domestic package revenues grew 8% on yield increases of 7% and 5%, respectively, and volume increases of 1% and 2%, respectively.  U.S. domestic composite yield increases were due to higher fuel surcharge revenue and improved yields particularly on our U.S. domestic deferred packages as we continue to optimize our network.  U.S. domestic package volume growth in both the second quarter and first half of 2006 resulted from the growth of our U.S. domestic overnight business, mostly offset by declines in U.S. domestic deferred volumes.  We continue to manage our U.S. domestic deferred yield to improve the profitability of this service.  In January 2005, we implemented an average list price increase of 4.6% on U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.  In November 2005, we announced a 5.5% average list price increase effective January 2, 2006 on U.S. domestic shipments and U.S. outbound international shipments while lowering our fuel surcharge index by 2% and making changes to various other surcharges.

Fuel surcharge revenue was higher in the second quarter and first half of 2006 due to higher jet fuel prices.  Our fuel surcharge is indexed to the spot price for jet fuel.  Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004

U.S. Domestic and Outbound Fuel Surcharge:
Low	13.00%	8.50%	10.50%	6.00%
High	20.00	11.00	20.00	11.00
Average	16.17	9.67	13.83	8.25

International Fuel Surcharges:
Low	11.00	7.00	10.00	5.00
High	20.00	11.00	20.00	11.00
Average	14.80	8.97	13.00	7.72

In November 2005, we temporarily capped our fuel surcharges at 15.5% in certain cases to ensure that our services remain competitively priced in the marketplace.

Operating Income

During the second quarter and first half of 2006, our operating income grew as a result of strong revenue growth and improved operating margin.  Continued volume growth in higher margin U.S. domestic overnight and IP services, in conjunction with solid yield improvements and productivity gains in our domestic ground operations, allowed us to substantially improve our operating margin in the second quarter of 2006.  Revenue and margin growth for the second quarter and first half of 2006 more than offset a one-time adjustment for leases of $75 million (before variable compensation effects) in the first quarter and costs associated with our two new around-the-world flights.

During the second quarter and first half of 2006, fuel costs were higher due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly.  However, fuel surcharge revenue mitigated higher jet fuel prices.  Purchased transportation costs increased in the second quarter and first half of 2006 driven by IP volume growth, which required a higher utilization of contract pickup and delivery services.  The increase in the first half of 2006 in rentals and landing fees is primarily due to the one-time adjustment for leases of $75 million.

In August 2005, Hurricane Katrina devastated certain portions of the Gulf Coast region where we have operations. During the second quarter of 2006, Hurricanes Wilma and Rita impacted our operations in Louisiana, Texas and Florida. While we took precautions by relocating aircraft and equipment, we suffered damage to a limited number of facilities and some of our equipment as a result of these storms. Furthermore, these storms negatively impacted our operations, resulting in reduced shipment volumes and incremental operating costs. FedEx maintains business interruption and other insurance coverage that may provide for recovery of certain of these losses. The amount or timing of any business interruption insurance proceeds cannot be estimated at this time. Any such recoveries will be recognized only when realized.

Interest and Income Taxes

Net interest expense decreased during the second quarter and first half of 2006.  The decrease in net interest expense was primarily due to increased intercompany interest income related to higher interest on intercompany receivables and additional capitalized interest due to significant increases in the number of aircraft undergoing modifications.

Our effective tax rate was 38% for the second quarter and first half of 2006.  We expect the effective tax rate to approximate 38% for the remainder of the fiscal year; however, the actual rate will depend on a number of factors, including the amount and source of operating income.  Our effective tax rates for the second quarter and first half of 2005 were 37% and 37.5%, respectively.

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

•                              economic conditions in the global markets in which we operate;

•                              any impacts on our business resulting from new domestic or international government regulation, including regulatory actions affecting aviation rights, security requirements and labor rules;

•                              the impact of any international conflicts or terrorist activities on the United States and global economies in general, or the transportation industry or FedEx Express in particular, and what effects these events will have on our costs or the demand for our services;

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

•                              technology infrastructure disruptions, including those impacting the Internet or our computer systems and Web site;

•                              our ability to obtain and maintain aviation rights in important international markets;

•                              adverse weather conditions or natural disasters;

•                              availability of financing on acceptable terms; and

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of November 30, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

10.1

Amendments dated October 26, 2005 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Amendment No. 1 dated December 20, 2005 to the Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION

Date: December 22, 2005	/s/	JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1

Amendments dated October 26, 2005 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Amendment No. 1 dated December 20, 2005 to the Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx's FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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