Form 10-Q
period 2006-02-28
FEDERAL EXPRESS CORP
filed 2006-03-24
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number:  1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

The number of shares of common stock outstanding as of March 17, 2006 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28,
	2006	May 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$255	$257
Receivables, less allowances of $118 and $92	2,766	2,703
Spare parts, supplies and fuel, less allowances of $151 and $142	238	204
Deferred income taxes	427	403
Prepaid expenses and other	70	70

Total current assets	3,756	3,637

PROPERTY AND EQUIPMENT, AT COST	15,412	14,518
Less accumulated depreciation and amortization	8,711	8,310

Net property and equipment	6,701	6,208

OTHER LONG-TERM ASSETS
Due from parent company	2,629	2,277
Goodwill	342	342
Other assets	594	629

Total other long-term assets	3,565	3,248

	$14,022	$13,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2006	May 31,
	(Unaudited)	2005
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$36	$109
Accrued salaries and employee benefits	724	809
Accounts payable	1,282	1,171
Accrued expenses	849	907
Due to parent company and other FedEx subsidiaries	267	184

Total current liabilities	3,158	3,180

LONG-TERM DEBT, LESS CURRENT PORTION	951	974

OTHER LONG-TERM LIABILITIES
Deferred income taxes	633	512
Pension, postretirement healthcare and other benefit obligations	673	646
Self-insurance accruals	530	511
Deferred lease obligations	607	520
Deferred gains, principally related to aircraft transactions	378	398
Other liabilities	36	33

Total other long-term liabilities	2,857	2,620

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	6,764	6,036
Accumulated other comprehensive loss	(6)	(15)

Total owner’s equity	7,056	6,319

	$14,022	$13,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

REVENUES	$5,304	$4,885	$15,720	$14,273

OPERATING EXPENSES:
Salaries and employee benefits	1,976	1,920	5,822	5,602
Purchased transportation	237	220	713	627
Rentals and landing fees	405	408	1,291	1,185
Depreciation and amortization	200	196	590	588
Fuel	666	498	2,054	1,433
Maintenance and repairs	319	306	1,017	951
Intercompany charges, net	385	381	1,124	1,115
Other	676	618	1,930	1,804
	4,864	4,547	14,541	13,305
OPERATING INCOME	440	338	1,179	968

OTHER INCOME (EXPENSE):
Interest, net	14	(6)	28	(30)
Other, net	(11)	(14)	(39)	(47)
	3	(20)	(11)	(77)

INCOME BEFORE INCOME TAXES	443	318	1,168	891

PROVISION FOR INCOME TAXES	163	120	439	335

NET INCOME	$280	$198	$729	$556

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28,
	2006	2005

Operating Activities
Net income	$729	$556
Noncash charges:
Lease accounting charge	75	—
Depreciation and amortization	588	588
Other, net	76	45
Changes in operating assets and liabilities, net	(27)	(107)

Net cash provided by operating activities	1,441	1,082

Investing Activities
Capital expenditures	(1,024)	(894)
Proceeds from asset dispositions	30	1

Net cash used in investing activities	(994)	(893)

Financing Activities
Principal payments on debt	(97)	(159)
Net payments to parent company	(352)	(27)

Net cash used in financing activities	(449)	(186)

Net (decrease) increase in cash and cash equivalents	(2)	3
Cash and cash equivalents at beginning of period	257	274

Cash and cash equivalents at end of period	$255	$277

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2006 and the results of our operations for the three- and nine-month periods ended February 28, 2006 and 2005 and our cash flows for the nine-month periods ended February 28, 2006 and 2005. Operating results for the three- and nine-month periods ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration and are often not limited. The fair market value of these indemnifications is not believed to be significant.

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

LEASE ADJUSTMENT. During the first quarter of 2006, a one-time, non-cash charge of $75 million (before variable compensation effects and income tax) was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases. The charge related primarily to rent escalations in on-airport facility leases. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount is not expected to be material to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $75 million.

BUSINESS ACQUISITION. On January 24, 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007.

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

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by FedEx to our employees in the future, the assumptions and the fair value model used to value those future grants, and the market value of FedEx’s common stock. However, FedEx anticipates that the impact of SFAS 123R on a consolidated basis will approximate the pro forma results under SFAS 123. For more information about the pro forma results under SFAS 123, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2006.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”. FIN 47 clarifies that liabilities associated with asset retirement obligations for which the timing or settlement method is conditional upon future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. We will adopt FIN 47 in the fourth quarter of 2006 and the adoption will not have a material impact on our financial position or results of operations for 2006.

(2) Comprehensive Income

The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 28,	February 28,
	2006	2005

Net income	$280	$198
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 and $2	10	(2)

Comprehensive income	$290	$196

	Nine Months Ended
	February 28,	February 28,
	2006	2005

Net income	$729	$556
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $3 and deferred taxes of $8	9	36

Comprehensive income	$738	$592

(3) Employee Benefit Plans

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits based on average earnings and years of service. For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2006.

We incurred a net periodic benefit cost of $75 million and $224 million for the third quarter and nine months ended February 28, 2006, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan. We incurred a net periodic benefit cost of $64 million and $192 million for the third quarter and nine months ended February 28, 2005, respectively, for our participation in the FedEx Corporation Employees’ Pension Plan. These amounts were paid to FedEx. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For the plans sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare (in millions):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Pension Plans
Service cost	$4	$4	$13	$12
Interest cost	4	3	11	9
Expected return on plan assets	(2)	(2)	(6)	(6)
Recognized actuarial losses	1	—	2	2
	$7	$5	$20	$17
Postretirement Healthcare Plans
Service cost	$9	$8	$27	$24
Interest cost	7	7	21	21
	$16	$15	$48	$45

No material contributions were made during the first nine months of 2006 or 2005 to pension plans sponsored by us.

(4) Commitments

As of February 28, 2006, our purchase commitments for the remainder of 2006 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total

2006 (remainder)	$31	$58	$2	$91
2007	212	195	12	419
2008	431	99	10	540
2009	463	58	8	529
2010	667	67	8	742
Thereafter	625	71	120	816

(1) Primarily aircraft modifications.

(2) Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services.  Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into non-cancelable commitments to modify such aircraft.  Open purchase orders that are cancelable are not considered unconditional purchase obligations and therefore are not included in the table above. We are committed to purchase certain aircraft. Deposits and progress payments of $31 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our

DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of February 28, 2006 with the year of expected delivery by type:

	A300	A310	A380	Total

2006 (remainder)	1	1	—	2
2007	5	2	—	7
2008	9	—	—	9
2009	2	—	2	4
2010	—	—	4	4
Thereafter	—	—	4	4
Total	17	3	10	30

A summary of future minimum lease payments under capital leases at February 28, 2006 is as follows (in millions):

2006 (remainder)	$5
2007	19
2008	98
2009	10
2010	95
Thereafter	129
356
Less amount representing interest	64
Present value of net minimum lease payments	$292

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at February 28, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2006 (remainder)	$156	$136	$292
2007	606	540	1,146
2008	585	494	1,079
2009	555	410	965
2010	544	322	866
Thereafter	4,460	2,373	6,833
	$6,906	$4,275	$11,181

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

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs represent a class of our hourly employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling in December 2004 granting class certification on all issues. In February 2006, the parties reached a settlement that will be presented to the court for approval. We continue to deny liability, but entered into the settlement to avoid the cost and uncertainty of further litigation. The amount of the proposed settlement was accrued at February 28, 2006 and is not material to FedEx Express.

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

(6) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at February 28, 2006 and May 31, 2005 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.

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

Customers doing business with FedEx Express, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx SmartPost, Inc. (“FedEx SmartPost”), wholly owned subsidiaries of FedEx, are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground and FedEx SmartPost are reflected in trade receivables on our balance sheet and totaled $424 million at February 28, 2006 and $383 million at May 31, 2005.

(7) Supplemental Cash Flow Information

	Nine Months Ended
	February 28,	February 28,
	2006	2005
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$51	$69
Income taxes (primarily paid to parent)	417	351

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

March 21, 2006

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2005, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity and capital resources, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation, (“FedEx”), for the quarter ended February 28, 2006. Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K for the year ended May 31, 2005.

FedEx Express is the world’s largest express transportation company. FedEx Services provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services. In addition, “Intercompany charges” includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain administrative functions. We believe the total amounts allocated reasonably reflect the cost of providing such services.

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

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses, operating income and margin (dollars in millions) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended			Percent
	2006	2005	Change	2006		2005	Change
Revenues:
Package:
U.S. overnight box	$1,598	$1,493	7	$4,762		$4,413	8
U.S. overnight envelope	485	444	9	1,455		1,315	11
U.S. deferred	750	759	(1)	2,138		2,089	2
Total U.S. domestic package revenue	2,833	2,696	5	8,355		7,817	7
International Priority (IP)	1,691	1,514	12	5,082		4,491	13
Total package revenue	4,524	4,210	7	13,437		12,308	9
Freight:
U.S.	574	474	21	1,644		1,366	20
International	107	94	14	329		275	20
Total freight revenue	681	568	20	1,973		1,641	20
Other	99	107	(7)	310		324	(4)
Total revenues	5,304	4,885	9	15,720		14,273	10
Operating expenses:
Salaries and employee benefits	1,976	1,920	3	5,822		5,602	4
Purchased transportation	237	220	8	713		627	14
Rentals and landing fees	405	408	(1)	1,291		1,185	9
Depreciation and amortization	200	196	2	590		588	—
Fuel	666	498	34	2,054		1,433	43
Maintenance and repairs	319	306	4	1,017		951	7
Airline Stabilization Act charge	—	—	—	—		48	NM
Intercompany charges	385	381	1	1,124		1,115	1
Other	676	618	9	1,930		1,756	10
Total operating expenses	4,864	4,547	7	14,541	(1)	13,305	9
Operating income	$440	$338	30	$1,179		$968	22

Operating margin	8.3%	6.9%	140bp	7.5%		6.8%	70bp

(1)   Operating expenses for the first nine months of 2006 include a $75 million (before variable compensation effects) one-time, non-cash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2006	2005	Change	2006	2005	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,225	1,217	1	1,205	1,182	2
U.S. overnight envelope	711	681	4	708	668	6
U.S. deferred	965	1,086	(11)	916	961	(5)
Total U.S. domestic ADV	2,901	2,984	(3)	2,829	2,811	1
IP	478	435	10	467	432	8
Total ADV	3,379	3,419	(1)	3,296	3,243	2

Revenue per package (yield):
U.S. overnight box	$21.03	$19.79	6	$20.80	$19.66	6
U.S. overnight envelope	11.01	10.51	5	10.81	10.35	4
U.S. deferred	12.54	11.26	11	12.29	11.44	7
U.S. domestic composite	15.75	14.57	8	15.55	14.63	6
IP	57.00	56.14	2	57.24	54.73	5
Composite package yield	21.59	19.86	9	21.46	19.97	7

Freight Statistics
Average daily freight pounds:
U.S.	9,619	9,331	3	9,343	8,842	6
International	2,177	1,868	17	2,165	1,867	16
Total average daily freight pounds	11,796	11,199	5	11,508	10,709	7

Revenue per pound (yield):
U.S.	$0.96	$0.82	17	$0.93	$0.81	15
International	0.80	0.81	(1)	0.80	0.78	3
Composite freight yield	0.93	0.82	13	0.90	0.81	11

Revenues

Total revenues increased in the third quarter and nine months of 2006, principally due to increases in International Priority (“IP”), U.S. domestic overnight and U.S. freight revenues. During the third quarter of 2006, IP revenues grew 12% on a 10% increase in volume and yield growth of 2%. During the nine months of 2006, IP revenues grew 13% on an 8% increase in volume and yield growth of 5%. During the third quarter and nine months of 2006, U.S. domestic package revenues grew 5% and 7% due primarily to yield increases of 8% and 6%.

Asia experienced strong average daily volume growth during both the third quarter and nine months of 2006, while outbound shipments from the United States, Europe and Latin America also increased compared to the prior year. IP and international freight capacity has increased significantly as a result of our two around-the-world flights. We may continue to realize increased international freight volume until higher yielding IP traffic can be sold into the added capacity. The U.S. domestic package volume decline in the third quarter resulted from a planned decrease in U.S. domestic deferred volumes, partially offset by growth in our U.S. domestic overnight services.

IP yield increased during the third quarter and nine months of 2006 primarily due to higher fuel surcharges, improved regional mix and an increase in international average weight per package, partially offset by currency exchange rate impacts. U.S. domestic composite yield increases were due to higher fuel surcharge revenue and improved yield on U.S. domestic deferred packages. We continue to manage our U.S. domestic deferred yield to improve the profitability of this service. U.S. freight yield increases were due to an increase in average rate per pound and higher fuel surcharge revenue. In January 2006, we implemented an average list price increase of 5.5% on U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.

Fuel surcharge revenue was higher in the third quarter and nine months of 2006 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

U.S. Domestic and Outbound Fuel Surcharge:
Low	11.00%	7.50%	10.50%	6.00%
High	20.00	13.00	20.00	13.00
Average	14.17	9.83	13.94	8.78

International Fuel Surcharges:
Low	10.50	7.50	10.00	5.00
High	20.00	13.00	20.00	13.00
Average	13.17	9.46	12.92	8.21

Beginning in November 2005 and continuing into December 2005, we temporarily capped our fuel surcharges in certain regions to ensure that our services remained competitively priced in the marketplace.

Operating Income

During the third quarter and nine months of 2006, our operating income grew as a result of strong revenue growth and improved operating margin. Continued volume growth in higher margin U.S. domestic overnight and IP services contributed to solid yield improvements. Improved yields, combined with productivity gains, allowed us to substantially improve operating margin in the third quarter of 2006. Revenue and margin growth for the third quarter and nine months of 2006 more than offset a one-time adjustment for leases in the first quarter and costs associated with our two around-the-world flights.

During the third quarter and nine months of 2006, fuel costs were higher due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly. However, fuel surcharge revenue mitigated higher jet fuel prices. Purchased transportation costs increased in the third quarter and nine months of 2006 driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. The increase in the nine months of 2006 in rentals and landing fees is primarily due to the one-time adjustment for leases of $75 million.

Results for the third quarter of 2006 include a benefit from the settlement of a trade secrets lawsuit against Accu-Sort Systems Inc. This benefit was more than offset, however, by accruals relating to other pending litigation matters. The net effect of these items, either individually or in the aggregate, was not material.

Interest and Income Taxes

Interest income during the third quarter and nine months of 2006 was primarily due to increased intercompany interest income related to higher interest on intercompany receivables and additional capitalized interest due to significant increases in the number of aircraft undergoing modifications.

Our effective tax rate was 36.8% for the third quarter and 37.6% for the nine months of 2006. We expect the effective tax rate to approximate 38% for the fourth quarter of 2006; however, the actual rate will depend on a number of factors, including the amount and source of operating income. Our effective tax rates for the third quarter and nine months of 2005 were 37.8% and 37.6%, respectively.

Business Acquisition

On January 24, 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007.

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

•                              widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis;

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1

Twenty-Sixth Supplemental Lease Agreement dated as of September 1, 2005 between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.1 to FedEx Corporation’s FY06 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION

Date: March 24, 2006	/s/	JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1

Twenty-Sixth Supplemental Lease Agreement dated as of September 1, 2005 between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.1 to FedEx Corporation’s FY06 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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