Form 10-K
period 2006-05-31
FEDERAL EXPRESS CORP
filed 2006-07-14
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006.
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non- accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 10, 2006, 1,000 shares of the Registrant’s common stock were outstanding.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

Item 1.   Business

Overview

Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with our leading-edge information technologies, make us the world’s largest express transportation company. We employ more than 138,000 employees and operate approximately 53,500 drop-off locations, 671 aircraft and 41,000 vehicles and trailers in our integrated global network.

FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides a convenient single point of access for many customer support functions. FedEx Services provides much of the sales, marketing, information technology and customer service support for FedEx Express and FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx. Effective June 1, 2006, we moved several additional groups that are responsible for FedEx Express and FedEx Ground customer information (credit, collections and customer service) into a newly formed subsidiary of FedEx Services named FedEx Customer Information Services, Inc. Bringing these groups under a common management structure will help to ensure a consistent and outstanding experience for our customers.

FedEx acquired FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”) in February 2004 and has rebranded Kinko’s locations as FedEx Kinko’s Office and Print Centers and converted FedEx World Service Centers into full-service FedEx Kinko’s Ship Centers. This strategic business acquisition has substantially increased our retail presence worldwide, expanding customer access to our shipping services. FedEx Kinko’s has approximately 1,500 locations and offers the full range of our services at virtually all U.S. locations and is adding our shipping services at its international locations. In addition, FedEx Kinko’s offers packing services at virtually all U.S. FedEx Kinko’s Office and Print Centers, and packing supplies and boxes are included in FedEx Kinko’s retail product assortment. By allowing customers to have unpackaged items professionally packed by specially trained FedEx Kinko’s team members and then shipped using any of the full range of our services, FedEx Kinko’s provides a complete “pack-and-ship” solution.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Services

We offer a wide range of shipping services for delivery of packages and freight. Overnight package services are backed by money-back guarantees and extend to virtually the entire United States population. We offer three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer express freight services to handle the needs of the time-definite global freight market.

International express delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. We also offer a comprehensive international freight service, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

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

International Expansion

We are focused on further expanding our international presence, especially in key markets such as China and India. China and India are the two fastest growing major economies in the world, consistently recording gross domestic product growth rates of over 7% a year. China is already the third largest trading country in the world, behind the United States and Germany, with total foreign trade exceeding $1.4 trillion in calendar 2005.

We began serving China in 1984 and, since that time, have expanded our service to cover more than 200 cities across the country with plans to add 100 additional cities over the next few years. We have recently taken several important actions that increase our presence in China and India and bolster our leadership in the global, air cargo industry:

•       In March 2005, we launched the express air cargo industry’s first direct flight from mainland China to Europe (a daily direct flight from Shanghai to Frankfurt, Germany) as part of a new westbound around-the-world route that originates and terminates in Memphis and provides connections via the FedEx AsiaOne network to and from more than 130 cities in northern and eastern China. Additionally, the flight links key manufacturing regions in Germany into the FedEx network, while other parts of Europe connect with the FedEx EuroOne network via our Paris hub.

•       In September 2005, we launched the first overnight express link between India and China as part of our new eastbound around-the-world route, which connects Europe, India, China and Japan with our U.S. hub in Memphis.

•       In November 2005, we expanded our service in India. We increased our flight frequencies in and out of India and improved connectivity between key export centers and regional hubs, resulting in improved service, especially for customers in Delhi and north India.

•       In January 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China, which is expected to employ approximately 1,200 workers. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. We believe the new hub will better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.

•       On January 24, 2006, we signed an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s fifty percent share of the FedEx-DTW International Priority express joint venture and DTW Group’s domestic express network in China for approximately $400 million in cash. The acquisition will convert our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to close in the first half of 2007 and is subject to customary conditions, including government approvals and licensing.

•       In March 2006, we began using three new flight frequencies into China. We now have a total of 26 weekly flights to China, the most of any U.S.-based cargo carrier.

In support of our international expansion, we have agreed to purchase ten Airbus A380 aircraft, with deliveries beginning in 2009. We also hold options for ten additional A380 aircraft. We are scheduled to be the first company to take delivery of the Airbus A380 freighter and the first to deploy the plane into service. The immense capacity, extensive range and excellent efficiency of this aircraft make it ideally suited for the anticipated needs of our global network later this decade. To facilitate the use of our growing international network, we offer strong international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

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

The fedex.com Web site was launched over ten years ago, and during that time, customers have used the Web site to track the status of over a billion packages online. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The FedEx Insight application provides our customers with visibility and package status of their inbound and outbound shipments. The FedEx Global Trade Manager online resource enables our customers to more easily navigate the complexities of international commerce by helping them identify the documents they need to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides our customers with real-time access to their accounts, invoices and paid shipment details.

The fedex.com Web site is accessible from most wireless devices, making it faster and easier for our U.S. and Canadian customers to access real-time package status tracking information, rates and drop-off location data for shipments. The wireless service is available through Web-enabled devices, such as mobile telephones, personal digital assistants and Research In Motion (RIM) devices (such as the BlackBerry). We also use wireless data collection devices to scan bar codes on shipments. Our data collection device, the FedEx PowerPad, uses Bluetooth wireless technology to give our couriers wireless access to our network, thereby enhancing and accelerating the package information available to our customers.

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

•       FedExField, home of the NFL’s Washington Redskins

•       The FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•       FedExForum, the home of the NBA’s Memphis Grizzlies

•       The BMW WilliamsF1 Formula One racing team

•       The French Open tennis tournament

In 2006, FedEx and the PGA TOUR announced the establishment of the FedEx Cup, a new season-long points bonus program for players and the centerpiece to the entire PGA TOUR season. The inaugural FedEx Cup program will begin in January 2007.

U.S. Postal Service Agreements

Under two agreements with the U.S. Postal Service that run through August 2008, we provide air capacity for transportation of Priority, Express and First-Class Mail and have approximately 5,000 drop boxes at U.S. Post Offices in approximately 340 metropolitan areas. We also provide transportation and delivery for the U.S. Postal Service’s international delivery service called Global Express Guaranteed (GXG).

Pricing

We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2006, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by a FedEx Express courier or dropped off by the customer at a FedEx Express, FedEx Kinko’s or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight and destination. We offer our customers discounts generally based on actual or potential average daily revenue produced.

We have an indexed fuel surcharge for all U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2006 was based on the spot price for jet fuel published for April 2006. Changes to our fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.

Operations

Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub is located in Indianapolis. In May 2006, we extended the term of our lease at the Indianapolis International Airport by twelve years and announced plans to significantly expand the Indianapolis hub facility. In addition to these national hubs, we operate regional hubs in Newark, Oakland and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. We are building a new regional hub in Greensboro, North Carolina, which is scheduled to begin operations in 2009.

Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. A new facility in Miami—the Miami Gateway Hub—serves our South Florida, Latin American and Caribbean markets. In January 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009.

Throughout our worldwide network, we operate city stations and employ a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K under the caption “Sorting and Handling Facilities.” In some international areas, independent agents (Global Service Participants) have been selected to complete deliveries and to pick up packages.

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

Fuel Supplies and Costs

During 2006, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”

The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

Fiscal Year	Total Cost (in millions)	Percentage of Total Revenues
2006	$2,497	11.7%
2005	1,780	9.2
2004	1,160	6.7
2003	1,058	6.5
2002	852	5.6

Approximately 9% of our requirement for vehicle fuel is purchased in bulk. The remainder of our requirement is satisfied by retail purchases with various discounts.

We believe that, barring a substantial disruption in supplies, our fuel purchase contracts will ensure the availability of an adequate supply of fuel for our needs for the immediate future. A substantial reduction of crude oil supplies or refining capacity, or other events causing a substantial reduction in the supply of jet or vehicle fuel, however, could have a significant adverse effect on us.

Competition

The express package and freight markets are both highly competitive and sensitive to price and service. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings. Competitors include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), DHL, passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. Our principal competitors in the international market are DHL, UPS, foreign postal authorities such as Deutsche Post and TNT N.V., freight forwarders, passenger airlines and all-cargo airlines. Many of our competitors in the international market are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2006, we employed approximately 87,400 permanent full-time and 51,000 permanent part-time employees, of which approximately 18% are employed in the Memphis area. Our international employees in the aggregate represent approximately 18% of all employees. We believe our relationship with our employees is excellent.

Our pilots, who are represented by the Air Line Pilots Association, International (“ALPA”), are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with ALPA began in March 2004. These negotiations are ongoing and are being mediated through the National Mediation Board.

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

In 2001, the Aviation and Transportation Security Act transferred responsibility for aviation security from the FAA to the Transportation Security Administration (“TSA”) within the DOT, and ultimately, the Department of Homeland Security. In May 2006, the TSA adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. The TSA is currently seeking comments on a draft version of a new all-cargo aircraft security program, which would implement the new rules. Until the required security program is finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

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

Item 1A.                  Risk Factors

We present information about our risk factors on pages 26 through 29 of this Annual Report on Form 10-K.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.         Properties

Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2006, our operating aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)
Boeing MD11	28	30	58	(3)	155,800
Boeing MD10-30(2)	4	2	6		128,900
Boeing DC10-30	4	10	14		128,900
Boeing MD10-10(2)	41	—	41		117,800
Boeing DC10-10	23	2	25	(4)	117,800
Airbus A300-600	17	36	53	(5)	91,000
Airbus A310-200/300	49	16	65	(6)	69,800
Boeing B727-200	84	10	94		43,100
Boeing B727-100	13	—	13		31,100
ATR 72-202	11	—	11	(7)	18,000
ATR 42-300/320	29	—	29		12,000
Fokker F27-500	3	—	3		13,500
Fokker F27-600	6	—	6		13,800
Cessna 208B	243	—	243		3,400
Cessna 208A	10	—	10		3,000
Total	565	106	671

(1)                 Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)                 The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)                 Includes 9 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(4)                 Includes 8 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(5)                 Includes 4 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(6)                 Includes 6 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(7)                 Includes 5 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

•       The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•       The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements. The DC10s come in two versions, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

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

•       The Fokker F27, Cessna 208 and ATR turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.

In addition, we “wet lease” approximately 45 smaller piston-engine and turbo-prop aircraft which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2006, we operated approximately 41,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of our aircraft purchase commitments as of May 31, 2006 with the year of expected delivery by type:

	A300	A310	A380	Total
2007	5	1	—	6
2008	10	—	—	10
2009	2	—	2	4
2010	—	—	4	4
2011	—	—	3	3
Thereafter	—	—	1	1
Total	17	1	10	28

Deposits and progress payments of $64 million have been made toward these purchases and other planned aircraft-related transactions. Also see Note 15 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2006, we operated the following sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	525	3,074,000	465,000	Memphis-Shelby County Airport Authority	2012
Indianapolis, Indiana	215	1,895,000	191,000	Indianapolis Airport Authority	2028
Regional
Fort Worth, Texas	168	977,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	64	595,000	154,000	Port Authority of New York and New Jersey	2010
Oakland, California	64	320,000	53,000	City of Oakland	2011
Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2018
Los Angeles, California	23	305,000	57,000	City of Los Angeles	2009
International
Anchorage, Alaska(2)	62	258,000	17,000	Alaska Department of Transportation and Public Facilities	2023
Paris, France(3)	87	861,000	48,000	Aeroports de Paris	2029
Subic Bay, Philippines(4)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010

(1)                 Documents and packages.

(2)                 Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)                 Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)                 Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

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

We have major international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami.

Administrative and Other Properties and Facilities

Our world headquarters is located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with more than 1.1 million square feet of space, houses approximately 1,900 employees. We also have facilities housing administrative and technical operations on approximately 200 acres adjacent to the Memphis International Airport. Of the eight buildings located on this site, four are subject to long-term leases and the other four are owned by us. We also lease approximately 25 facilities in the Memphis area for administrative offices and warehouses.

We lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house our personnel and FedEx Services’ personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

We own or lease approximately 665 facilities for city station operations in the United States. In addition, approximately 225 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as the sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2006, we had approximately 42,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2006, we also had approximately 11,000 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as FedEx Kinko’s, OfficeMax and Staples. Internationally, we have over 2,000 drop-off locations.

Item 3.         Legal Proceedings

FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 16 of the accompanying consolidated financial statements.

On June 23, 2006, FedEx Express and its subsidiaries were served with a grand jury subpoena demanding the production of documents in connection with an ongoing investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible violations of federal criminal antitrust laws in the air cargo transportation industry. We have no reason to believe that we are a target of the investigation, and we will cooperate with the DOJ.

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

Item 7.                          Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s discussion and analysis of results of operations and financial condition is presented on pages 20 through 29 of this Annual Report on Form 10-K.

Item 7a.                   Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative information about market risk is presented on page 57 of this Annual Report on Form 10-K.

Item 8.                          Financial Statements and Supplementary Data

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 11, 2006 thereon, are presented on pages 32 through 56 of this Annual Report on Form 10-K.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2006 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 30 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on page 31 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.                   Principal Accounting Fees and Services

Of the fees Ernst & Young LLP billed FedEx for services provided during 2006 and 2005, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2006	2005
Audit fees	$8,211	$9,426
Audit-related fees	332	289
Tax fees	342	1,010
All other fees	13	20
Total	$8,898	$10,745

•       Audit Fees.   Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•       Audit-Related Fees.   Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2006 and 2005 include fees primarily for benefit plan audits.

•       Tax Fees.   Represents fees for professional services provided primarily for domestic and international compliance and tax advice. Tax compliance and preparation fees totaled $34,000 and $238,000 in 2006 and 2005, respectively.

•       All Other Fees.   Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2006 and 2005 include fees for online technical resources. The amount shown for 2005 also includes fees for international operational audit services.

To help ensure the independence of our independent registered public accounting firm, the Audit Committee of the Board of Directors of FedEx has adopted a Policy on Engagement of Independent Auditor, which is available on FedEx’s Web site at http://http://ir.fedex.com/governance/Auditor_Policy.cfm.

Pursuant to the Policy on Engagement of Independent Auditor, the Audit Committee preapproves all audit services and non-audit services to be provided to FedEx by its independent registered public accounting firm. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented at the next Audit Committee meeting.

The Audit Committee may preapprove for up to one year in advance the provision of particular types of permissible routine and recurring audit-related, tax and other non-audit services, in each case described in reasonable detail and subject to a specific annual monetary limit also approved by the Audit Committee. The Audit Committee must be informed about each such service that is actually provided. In cases where a service is not covered by one of those approvals, the service must be specifically preapproved by the Audit Committee no earlier than one year prior to the commencement of the service.

Each audit or non-audit service that is approved by the Audit Committee (excluding tax services performed in the ordinary course of FedEx’s business) will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of FedEx authorized by the Audit Committee to sign on behalf of FedEx.

The Audit Committee will not approve any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of the independent registered public accounting firm.

In addition, FedEx’s registered public accounting firm may not provide any services, including financial counseling and tax services, to any FedEx officer, Audit Committee member or FedEx managing director (or its equivalent) in the Finance department or to any immediate family member of any such person.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements; Financial Statement Schedules

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 11, 2006 thereon, are listed on page 19 and presented on pages 32 through 56 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 11, 2006 thereon, is presented on pages 58 through 59 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.

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

FEDERAL EXPRESS CORPORATION
Dated: July 14, 2006	By:	/s/ DAVID J. BRONCZEK
DAVID J. BRONCZEK
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Capacity	Date
	/s/ DAVID J. BRONCZEK	President, Chief Executive Officer and Director	July 14, 2006
	David J. Bronczek	(Principal Executive Officer)
	/s/ CATHY D. ROSS	Senior Vice President and Chief Financial	July 14, 2006
	Cathy D. Ross	Officer (Principal Financial Officer)
	/s/ JAY L. COFIELD	Vice President and Worldwide Controller	July 14, 2006
	Jay L. Cofield	(Principal Accounting Officer)
	/s/ FREDERICK W. SMITH*	Chairman of the Board of Directors	July 14, 2006
Frederick W. Smith
	/s/ ROBERT B. CARTER*	Director	July 14, 2006
Robert B. Carter
	/s/ MICHAEL L. DUCKER*	Executive Vice President — International	July 14, 2006
	Michael L. Ducker	and Director
	/s/ T. MICHAEL GLENN*	Director	July 14, 2006
T. Michael Glenn
	/s/ ALAN B. GRAF, JR.*	Director	July 14, 2006
Alan B. Graf, Jr.
	/s/ DAVID F. REBHOLZ*	Executive Vice President — Operations	July 14, 2006
	David F. Rebholz	and Systems Support and Director
	/s/ CHRISTINE P. RICHARDS*	Director	July 14, 2006
Christine P. Richards
*By:	/s/ JAY L. COFIELD
	Jay L. Cofield Attorney-in-Fact		July 14, 2006

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”), consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A, which describes the principal factors affecting the results of operations and financial condition of FedEx Express, is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. The Results of Operations section includes an overview of our consolidated 2006 results compared to 2005. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2007. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2006 of our parent company, FedEx Corporation (“FedEx”.) The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

DESCRIPTION OF BUSINESS

FedEx Express is the world’s largest express transportation company. FedEx Services provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology functions provided to us by FedEx Services. In addition, “Intercompany charges” includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing these functions.

The key indicators necessary to understand our operating results include:

•       the overall customer demand for our various services;

•       the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

•       the mix of services purchased by our customers;

•       the prices we obtain for our services, as measured by average revenue per shipment (yield);

•       our ability to manage our cost structure for capital expenditures and operating expenses and to match such our cost structure to shifting volume levels; and

•       the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our supplemental fuel surcharges.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced and comparisons are to the prior year.

NEW ACCOUNTING PRONOUNCEMENTS

Our parent company, FedEx, applied Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employers,” and its related interpretations to measure compensation expense for stock-based compensation plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 123R, “Share-Based Payment.” SFAS 123R is a revision of SFAS 123 and supersedes APB 25. The new standard requires companies to record compensation expense for stock-based awards using a fair value method. Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award.

FedEx will adopt this standard using the modified prospective method as of June 1, 2006. As a result, compensation expense for stock based awards granted to our employees will be charged to us by FedEx beginning June 1, 2006. We expect the amount of additional compensation expense allocated to us to be approximately $20 million in 2007. This estimate is impacted by the levels of share-based payments granted by FedEx to our employees in the future, assumptions used in the fair value calculation and the market price of FedEx’s common stock. Accordingly, the actual amount could differ from this estimate.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will most likely be effective for FedEx Express in 2008. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

			Percent
	2006	2005	Change
Revenues:
Package:
U.S. overnight box	$6,422	$5,969	8
U.S. overnight envelope	1,974	1,798	10
U.S. deferred	2,853	2,799	2
Total U.S. domestic package revenue	11,249	10,566	6
International Priority (IP)	6,979	6,134	14
Total package revenue	18,228	16,700	9
Freight:
U.S.	2,218	1,854	20
International	434	381	14
Total freight revenue	2,652	2,235	19
Other	416	429	(3)
Total revenues	21,296	19,364	10
Operating expenses:
Salaries and employee benefits	7,861	7,540	4
Purchased transportation	969	865	12
Rentals and landing fees	1,684	1,597	5
Depreciation and amortization	792	785	1
Fuel	2,786	2,012	38
Maintenance and repairs	1,340	1,272	5
Airline Stabilization Act charge	—	48	NM
Intercompany charges	1,538	1,505	2
Other	2,596	2,349	11
Total operating expenses	19,566 (1)	17,973	9
Operating income	1,730	1,391	24
Interest expense	(54)	(73)	(26)
Interest income	104	45	131
Other, net	(46)	(58)	(21)
Income before income taxes	1,734	1,305	33
Provision for income taxes	648	482	34
Net income	$1,086	$823	32
Operating margin	8.1%	7.2%	90	bp

(1)                 Operating expenses for 2006 include a $75 million one-time, noncash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

			Percent
	2006	2005	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,203	1,184	2
U.S. overnight envelope	713	680	5
U.S. deferred	901	958	(6)
Total U.S. domestic ADV	2,817	2,822	—
IP	470	437	8
Total ADV	3,287	3,259	1
Revenue per package (yield):
U.S. overnight box	$20.94	$19.77	6
U.S. overnight envelope	10.86	10.37	5
U.S. deferred	12.42	11.46	8
U.S. domestic composite	15.66	14.69	7
IP	58.17	55.07	6
Composite package yield	21.75	20.10	8
Freight Statistics
Average daily freight pounds:
U.S.	9,374	8,885	6
International	2,126	1,914	11
Total average daily freight pounds	11,500	10,799	6
Revenue per pound (yield):
U.S.	$0.93	$0.82	13
International	0.80	0.78	3
Composite freight yield	0.90	0.81	11

Revenues

Total revenues increased in 2006, principally due to increases in international priority (“IP”), U.S. domestic overnight package and freight revenues. During 2006, IP revenues grew 14% on an 8% increase in volume and yield growth of 6%. U.S. domestic package revenues grew 6% in 2006 as a result of increased yields. In 2006, freight revenues increased 19%, primarily driven by higher yields and growth in U.S. domestic freight volumes.

Asia experienced strong average daily volume growth in 2006, while outbound shipments from the United States, Europe and Latin America also increased compared to the prior year. IP and international freight capacity has increased significantly as a result of our two around-the-world flights, which we added in late 2005 and early 2006. This additional capacity resulted in higher international freight volume. U.S. volumes were flat compared to the prior year, as growth in our U.S. domestic overnight services was offset by declines in deferred volumes that resulted in part from yield management actions.

IP yield increased during 2006 primarily due to higher fuel surcharges and increases in international average weight per package and average rate per pound. U.S. domestic composite yield increases were due to higher fuel surcharges and improved yields on U.S. domestic deferred packages. Improvements in U.S. domestic deferred yield resulted from our continued efforts to improve the profitability of this service. U.S. freight yield increases were due to an increase in average rate per pound and higher fuel surcharges. In

January 2006, we implemented an average list price increase of 5.5% on U.S. domestic shipments and U.S. outbound international shipments, while we lowered our fuel surcharge index by 2%.

Fuel surcharges increased in 2006 primarily due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.50%	6.00%
High	20.00	13.00
Weighted-average	13.69	9.05
International Fuel Surcharges:
Low	10.00	3.00
High	20.00	13.00
Weighted-average	12.58	8.36

In response to the significant fluctuations in jet and diesel fuel prices during the second and third quarters of 2006, we temporarily capped certain of our fuel surcharges in November and December 2005 to ensure our services remained competitively priced in the marketplace. While fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price we obtain for these services and the level of pricing discounts offered.

Operating Income

Operating income grew significantly in 2006 as a result of strong revenue growth and improved operating margin. Volume growth in higher margin U.S. domestic overnight and IP services contributed to yield improvements. Improved yields, combined with productivity gains and cost containment, allowed us to improve operating margin in 2006. Revenue and margin growth for 2006 more than offset a one-time adjustment for leases of $75 million (described below) and costs associated with our two around-the-world flights.

In 2006, salaries and benefits increased primarily due to higher pension costs and wage rates. Fuel costs were higher in 2006 primarily due to a 34% increase in the average price per gallon of jet fuel, while gallons consumed increased slightly, primarily related to the westbound and eastbound around-the-world flights. However, our fuel surcharges substantially mitigated the impact of higher jet fuel prices. Purchased transportation costs increased in 2006, driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. Rentals and landing fees increased 5% in 2006, primarily due to the one-time adjustment for leases of $75 million described below.

Lease Accounting Charge

Our results for 2006 included a one-time, noncash charge of $75 million, which represented the impact on prior years, to adjust the accounting for certain facility leases. The charge related primarily to rent escalations in on-airport facility leases. The applicable accounting literature provides that rent expense under operating leases with rent escalation clauses should be recognized evenly, on a straight-line basis over the lease term. During the first quarter of 2006, we determined that a portion of our facility leases had rent escalation clauses that were not being recognized appropriately. Because the amounts involved were not material to our financial statements in any individual prior period and the cumulative amount was not material to 2006 results, we recorded the cumulative adjustment, which increased operating expenses by $75 million, in the first quarter of 2006.

Airline Stabilization Act Charge

During the second quarter of 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act. As a result, we recorded a charge of $48 million in the second quarter of 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.

Other Income and Expense and Income Taxes

Interest income increased in 2006 primarily due to increased intercompany interest income related to higher interest on intercompany receivables. Interest expense decreased due to additional capitalized interest resulting from significant increases in the number of aircraft undergoing modifications and a reduction in the level of outstanding debt and capital leases as a result of scheduled payments.

Our effective tax rate was 37.4% in 2006 and 36.9% in 2005. The effective tax rate in 2005 was favorably impacted by a lower effective state tax rate. For 2007, we expect the effective tax rate to be 38.0% to 38.5%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Business Acquisition

On January 24, 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007, subject to customary closing conditions. The financial results of this transaction will be included in our consolidated financial statements from the date of acquisition.

Outlook

Our outlook for 2007 is based on an expectation of global economic growth of 3%, which is slower than prior years and a return to historical levels. Strong international growth is expected to help offset moderating growth in the U.S. We expect comparatively slower overall revenue growth during 2007, due in part to more comparable fuel surcharge levels during the year. Revenue increases will be led by IP, where we expect volume and yield growth, particularly in Asia and U.S. outbound as a result of continued strong demand for our services. We expect improved U.S. domestic revenue growth, driven by expected increases in U.S. domestic yields and improved overnight and deferred volumes.

As described above, in January 2006, we entered into an agreement with DTW Group to acquire its 50% share of the FedEx-DTW International Priority express joint venture and its domestic express network in China. The acquisition is expected to be completed in the first half of 2007.

For 2007, we expect operating margin will continue to improve. We expect improved utilization of the capacity added by the eastbound and westbound around-the-world flights, partially offset by costs associated with capacity additions in China and with the integration of the DTW Group business into our network. The mix of services on our worldwide network will change as we sell higher yielding traffic into the network. We will continue to focus on cost savings and productivity enhancement opportunities. Capital expenditures are expected to be higher in 2007 due to continued investment in aircraft and sorting capacity associated with package growth, as well as continued investments in China. In March 2006, we broke ground on a new $150 million Asia-Pacific hub in the southern China city of Guangzhou. This hub is planned to be operational in 2009. We believe these investments will enhance our growth prospects for these profitable services in emerging markets.

We operate in a competitive pricing environment, exacerbated by continuing high fuel prices. While our fuel surcharges have been sufficient to offset increased fuel prices, we cannot predict the impact on the overall economy if fuel costs significantly fluctuate from current levels. Volatility in fuel costs may also impact quarterly earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can significantly affect earnings in the short term.

Our management team continues to examine additional cost reductions and operational productivity opportunities as we focus on optimizing our networks, improving our service offerings, enhancing the customer experience and rewarding our employees through effective compensation and incentive programs.

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

In May 2006, the U.S. Transportation Security Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. The TSA is currently seeking comments on a draft version of a new all-cargo aircraft security program, which would implement the new rules. Until the required security program is finalized, we cannot determine the effect that these new rules will have, if any, on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

Also, see “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our business is seasonal in nature. Seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November due to U.S. holiday sales. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Shipment levels, operating costs and earnings for our company can also be adversely affected by inclement weather, particularly in our third fiscal quarter. In addition, the transportation industry is directly affected by the state of the overall global economy.

RISK FACTORS

Our financial and operating results are subject to many risks and uncertainties, as described below.

Our businesses depend on our strong reputation and the value of the FedEx brand.   The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and ethics. The FedEx brand name and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of the FedEx brand.

We rely heavily on technology to operate our transportation network, and any disruption to FedEx’s technology infrastructure or the Internet could harm our operations and our reputation among customers.   Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers. Any disruption to the Internet or FedEx’s technology infrastructure, including those impacting FedEx’s computer systems and Web site, could adversely impact our customer service and our volumes and result in increased costs. While FedEx has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate FedEx from technology disruptions and the resulting adverse effect on our operations and financial results.

Our business is capital intensive, and we must make capital expenditures based upon projected volume levels.   We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other capital to support our transportation network. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. If we miss our projections, we could end up with too much or too little capacity relative to our shipping volumes.

We face intense competition.   The express transportation market is both highly competitive and sensitive to price and service. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete very effectively with these companies—for example, by providing more reliable service at compensatory prices. We cannot, however, control what our competitors charge for their services. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share.

If FedEx and we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer.   Our strategy for long-term growth, productivity and profitability depends in part on FedEx’s and our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, we recently signed an agreement to buy out our joint venture partner in China, as well as to acquire its China domestic express network. While we expect this acquisition to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all. There can be no assurance that our acquisitions will be successful or that we can continue to support the value we allocate to acquired businesses, including their goodwill.

Our business may be impacted by the price and availability of jet fuel.   We must purchase large quantities of fuel to operate our aircraft, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been successful in mitigating the impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation network.

Increased security requirements could impose substantial costs on us.   As a result of increased concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in May 2006, the U.S. Transportation Security Administration

(“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft. The TSA is currently seeking comments on a draft version of a new all-cargo aircraft security program, which would implement the new rules. Until the required security program is finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.

The regulatory environment for global aviation rights may impact our air operations.   Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Regulatory actions affecting global aviation rights or a failure to obtain or maintain aviation rights in important international markets could impair our ability to operate our air network.

We are negotiating a new collective bargaining agreement with the union that represents our pilots.   Our pilots are employed under a collective bargaining agreement that became amendable on May 31, 2004. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in March 2004. These negotiations are ongoing and are being mediated through the National Mediation Board. We cannot predict the outcome of these negotiations. The terms of any new collective bargaining agreement could increase our operating costs and adversely affect our ability to compete with other providers of express delivery services. On the other hand, if we are unable to reach agreement on a new collective bargaining agreement, we may be subject to a strike, work stoppages or slowdowns by our pilots, subject to the requirements of the Railway Labor Act. These actions could have a negative impact on our ability to operate our transportation network and ultimately cause us to lose customers.

We are also subject to risks and uncertainties that affect many other businesses, including:

•       economic conditions in the global markets in which we operate;

•       the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•       any impacts on our businesses resulting from new domestic or international government regulation, including tax, accounting, labor or environmental rules;

•       our ability to manage our cost structure for capital expenditures and operating expenses and match them to shifting customer volume levels;

•       changes in foreign currency exchange rates, especially in the Japanese yen, Taiwan dollar, Canadian dollar and euro, which can affect our sales levels and foreign currency sales prices;

•       our ability to maintain good relationships with our employees;

•       a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•       increasing costs for employee benefits, especially pension and healthcare benefits;

•       significant changes in the volumes of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;

•       market acceptance of our new service and growth initiatives;

•       any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;

•       the impact of technology developments on our operations and on demand for our services;

•       adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•       widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis; and

•       availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations.

We are directly affected by the state of the economy.   While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook” and the “Employee Benefit Plans” note to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in FedEx’s and our press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Federal Express Corporation maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Federal Express Corporation maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2006 and 2005, and related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2006 of Federal Express Corporation and our report dated July 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 11, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2006 and 2005, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federal Express Corporation’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 11, 2006

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217	$257
Receivables, less allowances of $105 and $92	2,860	2,703
Spare parts, supplies and fuel, less allowances of $150 and $142	251	204
Deferred income taxes	422	403
Prepaid expenses and other	76	70
Total current assets	3,826	3,637
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	8,611	7,610
Package handling and ground support equipment	1,947	2,062
Vehicles	1,647	1,558
Computer and electronic equipment	709	703
Other	2,637	2,585
	15,551	14,518
Less accumulated depreciation and amortization	8,599	8,310
Net property and equipment	6,952	6,208
OTHER LONG-TERM ASSETS
Due from parent company	3,049	2,277
Goodwill	343	342
Other assets	556	629
Total other long-term assets	3,948	3,248
	$14,726	$13,093

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2006	2005
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$146	$109
Accrued salaries and employee benefits	855	809
Accounts payable	1,292	1,171
Accrued expenses	942	907
Due to parent company and other FedEx subsidiaries	310	184
Total current liabilities	3,545	3,180
LONG-TERM DEBT, LESS CURRENT PORTION	828	974
OTHER LONG-TERM LIABILITIES
Deferred income taxes	656	512
Pension, postretirement healthcare and other benefit obligations	684	646
Self-insurance accruals	541	511
Deferred lease obligations	623	520
Deferred gains, principally related to aircraft transactions	371	398
Other liabilities	46	33
Total other long-term liabilities	2,921	2,620
COMMITMENTS AND CONTINGENCIES
OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	298	298
Retained earnings	7,122	6,036
Accumulated other comprehensive income (loss)	12	(15)
Total owner’s equity	7,432	6,319
	$14,726	$13,093

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2006	2005	2004
REVENUES	$21,296	$19,364	$17,383
OPERATING EXPENSES:
Salaries and employee benefits	7,861	7,540	7,245
Purchased transportation	969	865	704
Rentals and landing fees	1,684	1,597	1,521
Depreciation and amortization	792	785	794
Fuel	2,786	2,012	1,343
Maintenance and repairs	1,340	1,272	1,189
Business realignment costs	—	—	422
Intercompany charges, net	1,538	1,505	1,452
Other	2,596	2,397	2,085
	19,566	17,973	16,755
OPERATING INCOME	1,730	1,391	628
OTHER INCOME (EXPENSE):
Interest expense	(54)	(73)	(64)
Interest income	104	45	29
Other, net	(46)	(58)	(52)
	4	(86)	(87)
INCOME BEFORE INCOME TAXES	1,734	1,305	541
PROVISION FOR INCOME TAXES	648	482	181
NET INCOME	$1,086	$823	$360

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,086	$823	$360
Adjustments to reconcile net income to cash provided by operating activities:
Lease accounting charge	75	—	—
Depreciation and amortization	790	785	794
Provision for uncollectible accounts	82	68	76
Deferred income taxes and other noncash items	108	(1)	(98)
Changes in operating assets and liabilities:
Receivables	(191)	(204)	(218)
Other current assets	(48)	(15)	8
Accounts payable and other operating liabilities	340	228	628
Other, net	(31)	(23)	(41)
Cash provided by operating activities	2,211	1,661	1,509
INVESTING ACTIVITIES
Capital expenditures	(1,402)	(1,189)	(585)
Proceeds from asset dispositions	31	—	3
Cash used in investing activities	(1,371)	(1,189)	(582)
FINANCING ACTIVITIES
Principal payments on debt	(108)	(173)	(62)
Net payments to parent company	(772)	(316)	(728)
Cash used in financing activities	(880)	(489)	(790)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(40)	(17)	137
Cash and cash equivalents at beginning of period	257	274	137
Cash and cash equivalents at end of period	$217	$257	$274

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Capital	Earnings	Income (Loss)	Owner’s Equity
BALANCE AT MAY 31, 2003	$—	$298	$4,853	$(33)	$5,118
Net income	—	—	360	—	360
Foreign currency translation adjustment	—	—	—	1	1
Minimum pension liability adjustment	—	—	—	(1)	(1)
Total comprehensive income					360
BALANCE AT MAY 31, 2004	—	298	5,213	(33)	5,478
Net income	—	—	823	—	823
Foreign currency translation adjustment net of deferred taxes of $4	—	—	—	22	22
Minimum pension liability adjustment net of deferred tax benefit of $2	—	—	—	(4)	(4)
Total comprehensive income					841
BALANCE AT MAY 31, 2005	—	298	6,036	(15)	6,319
Net income	—	—	1,086	—	1,086
Foreign currency translation adjustment net of deferred taxes of $1	—	—	—	22	22
Minimum pension liability adjustment net of deferred taxes of $3	—	—	—	5	5
Total comprehensive income					1,113
BALANCE AT MAY 31, 2006	$—	$298	$7,122	$12	$7,432

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

FISCAL YEARS.   Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2006 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION.   The consolidated financial statements include the accounts of FedEx Express and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

CREDIT RISK.   We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations.

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

ADVERTISING.   Advertising costs are expensed as incurred and are classified in other operating expenses. Advertising expenses were $82 million in 2006, $76 million in 2005 and $74 million in 2004. In addition, FedEx Corporate Services, Inc. (“FedEx Services”) performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges, net” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.

CASH EQUIVALENTS.   Cash in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL.   Spare parts are reported at weighted-average cost. Supplies and fuel are reported principally at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service, and for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.

PROPERTY AND EQUIPMENT.   Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over the estimated remaining useful

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lives of the aircraft. Gains and losses on sales of property used in operations are classified with depreciation and amortization.

For financial reporting purposes, depreciation and amortization of property and equipment are provided on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is generally computed using accelerated methods. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2006	2005
Wide-body aircraft and related equipment	15 to 25 years	$4,669	$3,948
Narrow-body and feeder aircraft and related equipment	5 to 15 years	368	330
Package handling and ground support equipment	5 to 30 years	405	432
Vehicles	5 to 10 years	411	382
Computer and electronic equipment	3 to 10 years	115	114
Facilities and other	3 to 30 years	984	1,002

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $786 million in 2006, $783 million in 2005 and $791 million in 2004. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST.   Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $27 million in 2006, $13 million in 2005 and $7 million in 2004.

IMPAIRMENT OF LONG-LIVED ASSETS.   Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Because the cash flows of our transportation networks cannot be identified to individual assets, and based on the ongoing profitability of our operations, we have not experienced any significant impairment of assets to be held and used.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS.   These defined benefit plans are measured as of the last day of our fiscal third quarter of each year using actuarial techniques that reflect management’s assumptions for discount rate, rate of return, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.

GOODWILL.   Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

INCOME TAXES.   Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate in effect when the taxes are paid.

We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and any related taxes associated with such earnings are not material. Pretax earnings of foreign operations were approximately $596 million in 2006, $591 million in 2005 and $425 million in 2004, which represent only a portion of total results associated with international shipments.

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

LEASES.   Certain of our aircraft and facility leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Other long-term assets” in the balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Rent expense associated with contingent rentals is recorded as incurred. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property.  Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.

DEFERRED GAINS.   Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions.

FOREIGN CURRENCY TRANSLATION.   Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within owner’s equity. Transaction

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the results of operations. Cumulative net foreign currency translation gains and (losses) in accumulated other comprehensive loss were $28 million at May 31, 2006, $6 million at May 31, 2005 and ($16) million May 31, 2004.

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

STOCK COMPENSATION.   We participate in the stock-based compensation plans of our parent, FedEx. Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations are applied by FedEx to measure expense for stock-based compensation plans. As a result, no compensation expense is recorded for stock options granted to our employees when the exercise price is equal to or greater than the market price of our common stock at the date of grant. For awards by FedEx of restricted stock to our employees, we recognize the fair value of the awards ratably over their explicit service period.

USE OF ESTIMATES.   The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; long-term incentive accruals, tax liabilities; accounts receivable allowances; obsolescence of spare parts; contingent liabilities; and impairment assessments on long-lived assets (including goodwill).

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 123R, “Share-Based Payment.”  The new standard requires companies to record compensation expense for stock-based awards using a fair value method. Compensation expense will be recorded over the requisite service period, which is typically the vesting period of the award.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FedEx will adopt this standard using the modified prospective basis as of June 1, 2006. As a result, compensation expense for stock based awards granted to our employees will be charged to us by FedEx beginning June 1, 2006. We expect the amount of additional compensation expense allocated to us to be approximately $20 million in 2007. This estimate is impacted by the levels of share-based payments granted by FedEx to our employees in the future, assumptions used in the fair value calculation and the market price of FedEx’s common stock. Accordingly, the actual amount could differ from this estimate.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The rules will most likely be effective for FedEx Express in 2008. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

NOTE 3: BUSINESS COMBINATION

On January 24, 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed in the first half of 2007, subject to customary closing conditions.

NOTE 4: INTANGIBLE ASSETS

Our intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2006			May 31, 2005
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Contract related	73	(52)	21	73	(47)	26

Amortization expense for intangible assets was $5 million in 2006, 2005 and 2004. Estimated amortization expense is $5 million for years 2007 through 2010 and $1 million in 2011.

NOTE 5: BUSINESS REALIGNMENT COSTS

During the first half of 2004, voluntary early retirement incentives with enhanced pension and postretirement healthcare benefits were offered to certain groups of our employees who were age 50 or older. Voluntary cash severance incentives were also offered to eligible employees. Approximately 3,600 employees accepted offers under these programs. Costs were also incurred for the elimination of certain management positions. We recognized $422 million of business realignment costs during 2004. No material costs for these programs were incurred in 2006 or 2005. At both May 31, 2006 and May 31, 2005, business realignment related accruals were immaterial.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2006	2005
Accrued Salaries and Employee Benefits
Salaries	$164	$147
Employee benefits	334	325
Compensated absences	357	337
	$855	$809
Accrued Expenses
Self-insurance accruals	$361	$332
Taxes other than income taxes	251	239
Other	330	336
	$942	$907

NOTE 7: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of our long-term debt were as follows (in millions):

	May 31,
	2006	2005
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$299
Interest rate of 7.60%, due in 2098	239	239
Medium term notes
Interest rate of 9.95%, due in 2007	18	19
	557	557
Capital lease obligations	292	386
Other debt, interest rates of 4.03% to 9.98%, due through 2008	125	140
	974	1,083
Less current portion	146	109
	$828	$974

Our capital lease obligations include leases for aircraft, as well as certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreement.

Our other debt includes $118 million related to leases for aircraft that are consolidated under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The debt accrues interest at the London Interbank Offered Rate (“LIBOR”) plus a margin and is due in installments through March 30, 2007. See Note 14 for further discussion.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We issue other financial instruments in the normal course of business to support our operations. Letters of credit at May 31, 2006 were $317 million. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2006, are as follows (in millions):

2007	$143
2008	—
2009	—
2010	—
2011	—

Long-term debt, exclusive of capital leases, had carrying values of $682 million at May 31, 2006 and $697 million at May 31, 2005, compared with estimated fair values of $777 million at May 31, 2006, and $851 million at May 31, 2005. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NOTE 8: LEASES

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. We leased approximately 16% of our total aircraft fleet under capital or operating leases as of May 31, 2006. In addition, supplemental aircraft are leased by us under agreements that generally provide for cancellation upon 30 days notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2006	2005
Aircraft	$114	$232
Package handling and ground support equipment	167	167
Vehicles	34	36
Other, principally facilities	131	134
	446	569
Less accumulated amortization	306	314
	$140	$255

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2006	2005	2004
Minimum rentals	$1,270	$1,206	$1,221
Contingent rentals	190	165	120
	$1,460	$1,371	$1,341

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases at May 31, 2006 is as follows (in millions):

Capital Leases
2007	$19
2008	98
2009	10
2010	95
2011	6
Thereafter	123
351
Less amount representing interest	59
Present value of net minimum lease payments	$292

A summary of future minimum lease payments under noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007	$606	$563	$1,169
2008	585	511	1,096
2009	555	420	975
2010	544	327	871
2011	526	266	792
Thereafter	3,934	2,065	5,999
	$6,750	$4,152	$10,902

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2006 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.

During the first quarter of 2006, a one-time, noncash charge of $75 million was recorded, which represented the impact on prior years, to adjust the accounting for certain facility leases. The charge related primarily to rent escalations in on-airport facility leases. Because the amounts involved were not material to our financial statements in any individual prior period or to 2006 results, we recorded the cumulative adjustment in the first quarter, which increased operating expenses by $75 million.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2006	2005	2004
Current provision
Domestic:
Federal	$374	$336	$146
State and local	29	24	24
Foreign	126	98	82
	529	458	252
Deferred provision (benefit)
Domestic:
Federal	103	30	(61)
State and local	17	(6)	(10)
Foreign	(1)	—	—
	119	24	(71)
	$648	$482	$181

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2006	2005	2004
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	1.7	0.9	1.7
Foreign operations	(0.3)	—	(2.0)
Other, net	1.0	1.0	(1.2)
Effective tax rate	37.4%	36.9%	33.5%

The 36.9% effective tax rate in 2005 was favorably impacted by a lower effective state tax rate. The lower 33.5% effective rate in 2004 was primarily attributable to the favorable decision in the tax case discussed below, stronger than anticipated international results and the results of tax audits in 2004.

In 2004, we received a favorable ruling regarding the tax treatment of jet engine maintenance costs, which was affirmed by the appellate court in February of 2005, and became final in May of 2005, when the period for appeal lapsed. As a result we recognized a one-time benefit of $26 million, net of tax, in 2004. These adjustments affected both net interest expense ($30 million pretax) and income tax expense ($7 million).

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Property, equipment, leases and intangibles	$305	$997	$287	$943
Employee benefits	351	39	338	39
Self-insurance accruals	276	—	260	—
Other	254	384	231	243
Net operating loss/credit carryforwards	22	—	20	—
Valuation allowance	(22)	—	(20)	—
	$1,186	$1,420	$1,116	$1,225

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2006	2005
Current deferred tax asset	$422	$403
Non-current deferred tax liability	(656)	(512)
	$(234)	$(109)

The valuation allowance represents amounts reserved for net operating loss and tax credit carryforwards, which expire over varying periods starting in 2007. As a result of this and other factors, we believe that substantially all of these deferred assets may not be realized.

NOTE 10: EMPLOYEE BENEFIT PLANS

BENEFIT PLANS SPONSORED BY FEDEX

PENSION PLANS.   A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan’’), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either a cash balance formula which we call the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. In either case, employees retained all benefits previously accrued under the traditional pension benefit formula and continue to receive the benefit of future salary increases on benefits accrued as of May 31, 2003. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our employees make up in excess of 83% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2006. Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2006	2005
Projected Benefit Obligation (“PBO”)	$11,440	$9,835
Accumulated Benefit Obligation (“ABO”)	9,485	8,446
Fair value of plan assets	9,861	8,606

The weighted-average actuarial assumptions for the FedEx plan were as follows:

	Pension Plan
	2006	2005	2004
Discount rate	5.912%	6.285%	6.78%
Rate of increase in future compensation levels	3.46	3.15	3.15
Expected long-term rate of return on assets	9.10	9.10	9.10

The measurement date for the plans sponsored by FedEx and our pension and postretirement healthcare plans is February 28. The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the asset classes and the economic and capital market environments updated for current conditions.

We incurred a net periodic benefit cost of $299 million in 2006, $256 million in 2005 and $250 million in 2004, for our participation in the FedEx Plan. The increase in our 2006 expense was primarily a result of changes in the discount rate. This expense is included in the salaries and employee benefits caption in the accompanying statements of income.

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 43% of the participants in the plan. FedEx has recorded an ABO aggregating approximately $199 million at May 31, 2006 and $130 million at May 31, 2005 related to this plan. This plan’s funded status resulted in the recognition of a minimum pension liability in FedEx’s balance sheets. The minimum liability was $84 million at May 31, 2006 and $22 million at May 31, 2005.

DEFINED CONTRIBUTION PLANS.   Defined contribution plans are in place covering a majority of U.S. employees. Expense under these plans was $31 million in 2006, $32 million in 2005 and $29 million in 2004.

BENEFIT PLANS SPONSORED BY FEDERAL EXPRESS

PENSION PLANS.   We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with local laws and income tax regulations. For the plans sponsored by us, our assets are primarily invested in equities (approximately 70%) with the remainder in fixed income and other securities. The actual asset allocations approximate the target allocations.

POSTRETIREMENT HEALTHCARE PLANS.   We sponsor a plan offering medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. For Medicare eligible non-pilot retirees and their eligible dependents, we only provide a fixed subsidy toward the premium payment for an AARP Medigap policy. U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Our postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost which has been reached and, therefore, these benefits are not subject to additional future inflation.

Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans
2007	$15	$28
2008	15	28
2009	16	29
2010	13	29
2011	14	30
2012-2016	83	168

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for FedEx Express employees over the two-year period ended May 31, 2006 and a statement of the funded status as of May 31, 2006 and 2005 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2006	2005	2006	2005
Accumulated Benefit Obligation	$275	$249
Changes in Projected Benefit Obligation
Projected benefit obligation at the beginning of year	$301	$247	$478	$447
Service cost	17	16	36	31
Interest cost	14	13	29	28
Actuarial (gain)/loss	12	24	(92)	(1)
Benefits paid	(20)	(8)	(39)	(35)
Amendments, benefit enhancements and other	6	9	12	8
Projected benefit obligation at the end of year	$330	$301	$424	$478
Change in Plan Assets
Fair value of plan assets at beginning of year	$127	$105	$—	$—
Actual return on plan assets	22	9	—	—
Company contributions	26	19	27	28
Benefits paid	(20)	(8)	(39)	(35)
Other	6	2	12	7
Fair value of plan assets at end of year	$161	$127	$—	$—
Funded Status of the Plans	$(169)	$(174)	$(424)	$(478)
Unrecognized actuarial loss (gain)	53	57	(97)	(5)
Unamortized prior service cost and other	8	8	3	5
Unrecognized transition amount	1	1	—	—
Accrued benefit cost	$(107)	$(108)	$(518)	$(478)
Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$18	$16	$—	$—
Accrued benefit liability	(124)	(124)	(518)	(478)
Minimum pension liability	(30)	(37)	—	—
Accumulated other comprehensive income(1)	27	35	—	—
Intangible asset	2	2	—	—
Accrued benefit cost	$(107)	$(108)	$(518)	$(478)

(1)                 The minimum pension liability component of Accumulated Other Comprehensive Income is shown in the Statement of Changes in Owner’s Equity and Comprehensive Income, net of deferred taxes.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The ABO also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through May 31. We currently expect to make contributions in 2007 at levels approximating those in 2006.

Net periodic benefit cost for the three years ended May 31 was as follows (in millions) for the plans currently sponsored by us:

	Pension Plans			Postretirement Healthcare Plans
	2006	2005	2004	2006	2005	2004
Service cost	$17	$16	$14	$35	$31	$30
Interest cost	14	13	10	29	28	23
Expected return on plan assets	(8)	(7)	(5)	—	—	—
Recognized actuarial losses	2	2	—	—	—	—
Amortization of prior service cost	1	—	2	—	—	—
	$26	$24	$21	$64	$59	$53

Weighted-average actuarial assumptions are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2006	2005	2004	2006	2005	2004
Discount rate	4.86%	4.98%	5.26%	6.08%	6.16%	6.57%
Rate of increase in future compensation levels	3.47	3.49	3.00	—	—	—
Expected long-term rate of return on assets	6.29	6.25	5.81	—	—	—

Future medical benefit costs are estimated to increase at an annual rate of 12% during 2007, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.5% during 2007, decreasing to an annual growth rate of 5% in 2013 and thereafter.   A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2006, or 2006 benefit expense, because the level of these benefits is capped.

NOTE 11: BUSINESS SEGMENT INFORMATION

We are in a single line of business and operate in one business segment—the worldwide express transportation and distribution of goods and documents.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2006	2005	2004
REVENUE BY SERVICE TYPE
Package:
U.S. overnight box	$6,422	$5,969	$5,558
U.S. overnight envelope	1,974	1,798	1,700
U.S. deferred	2,853	2,799	2,592
Total domestic package revenue	11,249	10,566	9,850
International Priority	6,979	6,134	5,131
Total package revenue	18,228	16,700	14,981
Freight:
U.S.	2,218	1,854	1,609
International	434	381	393
Total freight revenue	2,652	2,235	2,002
Other	416	429	400
	$21,296	$19,364	$17,383
GEOGRAPHICAL INFORMATION(1)
Revenues:
U.S.	$13,471	$12,436	$11,474
International	7,825	6,928	5,909
	$21,296	$19,364	$17,383
Noncurrent assets:
U.S.	$8,543	$7,405	$7,321
International	2,357	2,051	1,466
	$10,900	$9,456	$8,787

(1)                 International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2006	2005	2004
Interest (net of capitalized interest)	$54	$74	$82
Income taxes	519	461	213

We amended two leases in 2004 for MD11 aircraft, which required us to record $110 million in both fixed assets and long-term liabilities.

NOTE 13: GUARANTEES AND INDEMNIFICATIONS

We account for guarantees and indemnifications in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires the recognition and measurement of certain guarantees and indemnifications.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have guarantees under certain operating leases, amounting to $15 million as of May 31, 2006, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we sometimes provide routine indemnifications (e.g., environmental, fuel tax and software infringement), the terms of which range in duration and often are not limited. The fair market value of these indemnifications is not believed to be significant.

We provide guarantees on certain FedEx unsecured debt instruments aggregating approximately $1.4 billion at May 31, 2006, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2006, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.2 billion as of May 31, 2006) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2006. The remaining $551 million has been accounted for as operating leases.

NOTE 14: VARIABLE INTEREST ENTITIES

We entered into a lease in July 2001 for two MD11 aircraft. These assets were held by a separate entity, which was established to lease these aircraft to us and is owned by independent third parties who provide financing through debt and equity participation. The original cost of the assets under the lease was approximately $150 million.

FIN 46 required us to consolidate the separate entity that owns the two MD11 aircraft. Since the entity was created before February 1, 2003, we measured the assets and liabilities at their carrying amounts (the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the lease). As a result of this consolidation, the accompanying May 31, 2006 balance sheet includes an additional $115 million of fixed assets and $118 million of long-term debt.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The May 31, 2005 balance sheet includes an additional $120 million of fixed assets and $125 million of long-term debt. In March 2006, we provided notification to the lessor of our intent to purchase these aircraft in March 2007.

NOTE 15: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2006 were as follows (in millions):

	Aircraft	Aircraft- Related(1)	Other(2)	Total
2007	$179	$205	$21	$405
2008	431	113	12	556
2009	459	61	10	530
2010	659	67	10	736
2011	460	66	10	536
Thereafter	157	8	116	281

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

We are committed to purchase certain aircraft. Deposits and progress payments of $64 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations.  Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of May 31, 2006 with the year of expected delivery by type:

	A300	A310	A380	Total
2007	5	1	—	6
2008	10	—	—	10
2009	2	—	2	4
2010	—	—	4	4
2011	—	—	3	3
Thereafter	—	—	1	1
Total	17	1	10	28

NOTE 16: CONTINGENCIES

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

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs represent a class of hourly FedEx Express employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling on December 13, 2004 granting class certification on all issues. In February 2006, the parties reached a settlement that has been preliminarily approved by the court. We continue to deny liability, but entered into the settlement to avoid the cost and uncertainty of further litigation. The amount of the proposed settlement was fully accrued at the end of the third quarter of 2006 and is not material to FedEx Express.

Race Discrimination.   On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for February 2007. We have denied any liability and intend to vigorously defend ourselves in this case. Given the nature and preliminary status of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops.

Other.   We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

NOTE 17: PARENT/AFFILIATE TRANSACTIONS

Affiliate company balances that are currently receivable or payable relate to charges for services provided to or by other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at May 31, 2006 and 2005 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates.

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

Customers doing business with FedEx Express, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx SmartPost, Inc. (“FedEx SmartPost”), wholly owned subsidiaries of FedEx, are provided the ability to receive a single invoice for their shipping charges. Revenue is recognized by the operating company performing the transportation services and the corresponding total receivable is recorded and collected by us. The net customer balances for transportation services performed by FedEx Ground and FedEx SmartPost are reflected in trade receivables in our balance sheets and totaled $446 million at May 31, 2006 and $383 million at May 31, 2005.

FEDERAL EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions)	Quarter(1)	Quarter(2)	Quarter	Quarter
2006
Revenues	$5,084	$5,332	$5,304	$5,576
Operating income	273	466	440	551
Net income	163	286	280	357
2005
Revenues	$4,585	$4,803	$4,885	$5,091
Operating income	303	327	338	423
Net income	169	189	198	267

(1)                 Results for 2006 include a $75 million one-time, noncash charge to adjust for certain facility leases described in Note 8.

(2)                 Results for 2005 include a $48 million ($30 million, net of tax) related to the Airline Stabilization Act charge described in Note 1.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES.   While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. We had approximately $118 million of outstanding floating-rate borrowings at May 31, 2006, and $125 million of outstanding floating-rate borrowings at May 31, 2005. We have not employed interest rate hedging to mitigate the risks with respect to these borrowings. A hypothetical 10% increase in the interest rate on our outstanding floating-rate borrowings would not have a material effect on our results of operations. As disclosed in Note 7 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) of approximately $564 million at May 31, 2006 and $572 million at May 31, 2005. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $28 million as of May 31, 2006 and $29 million as of May 31, 2005. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

FOREIGN CURRENCY.   While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2006 and 2005, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $133 million for 2007 (the comparable amount in the prior year was approximately $118 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In practice, our experience is that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY.   We have market risk for changes in the price of jet fuel; however, this risk is largely mitigated by our fuel surcharges. Our fuel surcharges are closely linked to market prices for jet fuel. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a lag that exists before they are adjusted for changes in jet fuel prices and jet fuel prices can fluctuate within certain ranges before resulting in a change in our fuel surcharges. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.

OTHER.   We do not purchase or hold any derivative financial instruments for trading purposes.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2006 and 2005, and for each of the three years in the period ended May 31, 2006, and have issued our report thereon dated July 11, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee
July 11, 2006

SCHEDULE II

FEDEX EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2006, 2005 AND 2004
(In millions)

		ADDITIONS
	BALANCE	CHARGED	CHARGED				BALANCE
	AT	TO COSTS	TO				AT
	BEGINNING	AND	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2006	$50	$82	$15	(a)	$95	(b)	$52
2005	$65	$68	$10	(a)	$93	(b)	$50
2004	$65	$76	$15	(a)	$91	(b)	$65
Allowance for Revenue Adjustments
2006	$42	$—	$397	(c)	$386	(d)	$53
2005	$54	$—	$337	(c)	$349	(d)	$42
2004	$57	$—	$329	(c)	$332	(d)	$54
Inventory Valuation Allowance:
2006	$142	$10	$—		$2		$150
2005	$124	$19	$—		$1		$142
2004	$101	$16	$10	(e)	$3		$124

(a)  Transfers related to FedEx Ground factoring agreement.

(b) Uncollectible accounts written off, net of recoveries.

(c)  Principally charged against revenue.

(d) Service failures, rebills and other.

(e)  Reclassifications.

FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Years Ended May 31,
	2006	2005	2004	2003	2002
Earnings:
Income before income taxes	$1,734	$1,305	$541	$689	$703
Add back:
Interest expense, net of capitalized interest	54	73	64	57	74
Amortization of debt issuance costs	—	—	—	—	1
Portion of rent expense representative of interest factor	630	600	583	599	594
Earnings as adjusted	$2,418	$1,978	$1,188	$1,345	$1,372
Fixed Charges:
Interest expense, net of capitalized interest	$54	$73	$64	$57	$74
Capitalized interest	27	13	7	13	23
Amortization of debt issuance costs	—	—	—	—	1
Portion of rent expense representative of interest factor	630	600	583	599	594
	$711	$686	$654	$669	$692
Ratio of Earnings to Fixed Charges	3.4	2.9	1.8	2.0	2.0

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)
3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)
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

10.27

Twenty-Sixth Supplemental Lease Agreement dated as of September 1, 2005 between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY06 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28

Twenty-Seventh Supplemental Lease Agreement dated as of May 1, 2006 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY06 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29

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

10.31

Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32

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

10.34

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

10.36

Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
Aircraft-Related Agreements
10.37

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

10.38

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

10.39

Amendment No. 1 dated December 20, 2005 to the Airbus A380-800F Purchase Agreement dated as of July 12, 2002 between AVSA, S.A.R.L. and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY06 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.44

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

10.45

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

10.46

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

10.47

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

10.48

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

10.50

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

10.51

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

10.53

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

10.54

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

10.55

Sixth Addendum dated June 9, 2006 to the Transportation Agreement dated January 10, 2001, as amended, between The United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.55 to FedEx’s FY06 Annual Report on Form 10-K, and incorporated herein by reference.)

Financing Agreement
10.56

Five-Year Credit Agreement dated as of July 20, 2005 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Exhibit Number	Description of Exhibit
Other Exhibits
*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 60 of this Annual Report on Form 10-K).
*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24	Powers of Attorney.
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.