Form 10-Q
period 2006-08-31
FEDERAL EXPRESS CORP
filed 2006-09-25
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-7806
FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0427007 (I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	38125 (ZIP Code)
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares of common stock outstanding as of September 18, 2006 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2006	May 31,
ASSETS	(Unaudited)	2006
CURRENT ASSETS
Cash and cash equivalents	$233	$217
Receivables, less allowances of $61 and $105	1,250	2,860
Spare parts, supplies and fuel, less allowances of $152 and $150	259	251
Deferred income taxes	420	422
Prepaid expenses and other	59	65
Due from other FedEx subsidiaries	418	11

Total current assets	2,639	3,826
PROPERTY AND EQUIPMENT, AT COST	15,886	15,551
Less accumulated depreciation and amortization	8,711	8,599

Net property and equipment	7,175	6,952
OTHER LONG-TERM ASSETS
Due from parent company	4,003	3,049
Goodwill	343	343
Other assets	516	556

Total other long-term assets	4,862	3,948

	$14,676	$14,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2006	May 31,
LIABILITIES AND OWNER'S EQUITY	(Unaudited)	2006
CURRENT LIABILITIES
Current portion of long-term debt	$128	$146
Accrued salaries and employee benefits	677	855
Accounts payable	1,226	1,292
Accrued expenses	935	942
Due to parent company and other FedEx subsidiaries	222	310

Total current liabilities	3,188	3,545
LONG-TERM DEBT, LESS CURRENT PORTION	828	828
OTHER LONG-TERM LIABILITIES
Deferred income taxes	673	656
Pension, postretirement healthcare and other benefit obligations	690	684
Self-insurance accruals	550	541
Deferred lease obligations	624	623
Deferred gains, principally related to aircraft transactions	363	371
Other liabilities	50	46

Total other long-term liabilities	2,950	2,921
COMMITMENTS AND CONTINGENCIES
OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	286	298
Retained earnings	7,410	7,122
Accumulated other comprehensive income	14	12

Total owner’s equity	7,710	7,432

	$14,676	$14,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2006	2005
REVENUES	$5,601	$5,084
OPERATING EXPENSES:
Salaries and employee benefits	1,957	1,930
Purchased transportation	263	241
Rentals and landing fees	394	480
Depreciation and amortization	202	190
Fuel	798	628
Maintenance and repairs	397	360
Intercompany charges, net	509	357
Other	625	625

	5,145	4,811

OPERATING INCOME	456	273
OTHER INCOME (EXPENSE):
Interest, net	36	7
Other, net	(23)	(16)

	13	(9)

INCOME BEFORE INCOME TAXES	469	264
PROVISION FOR INCOME TAXES	180	101

NET INCOME	$289	$163

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2006	2005
Operating Activities:
Net income	$289	$163
Noncash charges:
Lease accounting charge	—	75
Depreciation and amortization	202	188
Other, net	32	(7)
Changes in operating assets and liabilities, net	859	(14)

Net cash provided by operating activities	1,382	405
Investing Activities
Capital expenditures	(393)	(388)
Proceeds from asset dispositions	—	1

Net cash used in investing activities	(393)	(387)
Financing Activities
Principal payments on debt	(19)	(92)
Net payments (to) from parent company	(954)	46

Net cash used in financing activities	(973)	(46)

Net increase (decrease) in cash and cash equivalents	16	(28)
Cash and cash equivalents at beginning of period	217	257

Cash and cash equivalents at end of period	$233	$229

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2006 (our “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2006 and the results of our operations and cash flows for the three-month periods ended August 31, 2006 and 2005. Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
Certain prior year amounts have been reclassified to conform to the current period’s presentation.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In August 2006, we reached a tentative agreement on a new labor contract with the pilots’ union. The proposed new contract includes signing bonuses and other compensation that would result in a charge in the period of ratification of approximately $145 million. Contract ratification is expected during the second quarter of 2007 but cannot be assured. If ratified, the new four-year contract will become amendable in 2010.
LEASE ADJUSTMENT. Our results for the first quarter of 2006 included a noncash charge of $75 million, which represented the impact on prior years to adjust the accounting for certain facility leases. The charge related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
ACCOUNTS RECEIVABLE ARRANGEMENT. Effective June 1, 2006, we entered into an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a newly formed subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. At August 31, 2006, our net receivables recorded by FCIS totaled approximately $1.2 billion. At May 31, 2006, the net customer balances for transportation services performed by FedEx Ground and FedEx SmartPost were reflected in trade receivables on our balance sheet and totaled $446 million. Additionally, prior to June 1, 2006, we recorded and collected receivables associated with FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx SmartPost, Inc. (“FedEx SmartPost”), wholly owned subsidiaries of FedEx, under a consolidated billing option offered to our customers, while the revenue was recognized by the operating company performing the transportation functions. Subsequent to June 1, 2006, these receivables are being recorded and collected by FCIS.
CREDIT RISK. We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable that we record. Historically, credit losses have been within management’s expectations. Effective June 1, 2006, pursuant to our new accounts receivable arrangement, FCIS bears the risk of credit loss for the trade receivables associated with domestic package services.

BUSINESS ACQUISITIONS. On January 24, 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed during 2007, subject to customary closing conditions.
STOCK COMPENSATION. We participate in the share-based compensation plans of our parent, FedEx. On June 1, 2006 FedEx adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, FedEx applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of our common stock at the date of grant.
FedEx adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $8 million for the three months ended August 31, 2006, which has been recognized in the “Salaries and employee benefits” caption of our income statement. This amount represents the amount charged to us by FedEx for awards granted to our employees. The impact of adopting SFAS 123R was approximately $6 million ($4 million, net of tax), which is not material to earnings or cash flows for the quarter. A comparable amount would have been recognized in the first quarter of 2006 had these accounting rules been applied.
As of August 31, 2006, there was $41 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the weighted-average vesting period of approximately four years.
NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. The new rules will be effective for FedEx Express in 2008. We are evaluating this interpretation, but do not presently anticipate its adoption will have a material impact on our financial statements.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	August 31,
	2006	2005
Net income	$289	$163
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 in both 2006 and 2005	2	4

Comprehensive income	$291	$167

(3) Employee Benefit Plans
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on average earnings and years of service. For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2006.
We incurred a net periodic benefit cost of $74 million for the three months ended August 31, 2006, for our participation in the FedEx Plan, and $75 million for the three months ended August 31, 2005. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For the plans currently sponsored by us, the net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 was as follows (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2006	2005	2006	2005
Service cost	$4	$4	$6	$9
Interest cost	4	4	6	7
Expected return on plan assets	(2)	(2)	—	—
Recognized actuarial losses/(gains)	—	1	(1)	—

	$6	$7	$11	$16

No material contributions were made during the first quarter of 2007 or 2006 to pension plans sponsored by us.

(4) Commitments
As of August 31, 2006, our purchase commitments for the remainder of 2007 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2007 (remainder)	$149	$101	$20	$270
2008	431	113	12	556
2009	480	61	10	551
2010	659	67	10	736
2011	460	66	10	536
Thereafter	157	8	116	281

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
The amounts reflected in the table above for purchase commitments represent non-cancelable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into non-cancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We are committed to purchase certain aircraft. Deposits and progress payments of $63 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of our aircraft purchase commitments as of August 31, 2006 with the year of expected delivery by type:

	A300	A380	Total
2007 (remainder)	4	—	4
2008	9	—	9
2009	4	2	6
2010	—	4	4
2011	—	3	3
Thereafter	—	1	1

Total	17	10	27

A summary of future minimum lease payments under capital leases at August 31, 2006 is as follows (in millions):

2007 (remainder)	$14
2008	98
2009	11
2010	95
2011	6
Thereafter	123

347
Less amount representing interest	56

Present value of net minimum lease payments	$291

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at August 31, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007 (remainder)	$476	$425	$901
2008	585	521	1,106
2009	555	429	984
2010	544	336	880
2011	526	275	801
Thereafter	3,934	2,094	6,028

	$6,620	$4,080	$10,700

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
To date, one of these wage-and-hour cases, Foster v. FedEx Express, has been certified as a class action. The plaintiffs in Foster represent a class of hourly employees in California from October 14, 1998 to present. The plaintiffs allege that hourly employees are routinely required to work “off the clock” and are not paid for this additional work. The court issued a ruling in December 2004 granting class certification on all issues. In February 2006, the parties reached a settlement that received final approval from the court on September 18, 2006. We deny liability in this matter, but entered into the settlement to avoid the cost and uncertainty of further litigation. The amount of the settlement was fully accrued at the end of the third quarter of 2006 and is not material to FedEx Express.

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
(6) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for functions provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at August 31, 2006 and May 31, 2006 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.
Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express and FedEx Ground customer information were moved from FedEx Express into a newly formed subsidiary of FedEx Services named FCIS. Prior year amounts have not been reclassified to conform to the current year presentation as the financial results are materially comparable.
We receive allocated charges from FedEx Services for sales, marketing and information technology functions and from FedEx for management fees related to functions received for general corporate oversight, including executive officers and certain administrative functions. We also receive allocated charges from FCIS for credit, collections and customer service functions performed in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions. We believe the total amounts allocated approximate the cost of providing such functions.
(7) Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2006	2005
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$21	$21
Income taxes (primarily paid to parent)	166	126

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2006, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 11, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 20, 2006

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2006 (our “Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources and contractual cash obligations, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2006. Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K for the year ended May 31, 2006.
FedEx Express is the world’s largest express transportation company. FedEx Services provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”). Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express and FedEx Ground customer information were moved from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”).
The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology provided to us by FedEx Services. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. In addition, “Intercompany charges” includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. For 2007, these charges include allocated charges from FCIS for credit collections and customer service functions. We believe the total amounts allocated reasonably reflect the cost of providing these functions.
The key indicators necessary to understand our operating results include:
•	the overall customer demand for our various services;

•	the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, as measured by average revenue per shipment (yield);

•	our ability to manage our cost structure for capital expenditures and operating expenses and to match our cost structure to shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our supplemental fuel surcharges.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2006	2005	Change
Revenues:
Package:
U.S. overnight box	$1,654	$1,560	6
U.S. overnight envelope	511	489	4
U.S. deferred	705	687	3

Total U.S. domestic package revenue	2,870	2,736	5
International Priority (IP)	1,914	1,634	17

Total package revenue	4,784	4,370	9
Freight:
U.S.	607	505	20
International	104	105	(1)

Total freight revenue	711	610	17
Other	106	104	2

Total revenues	5,601	5,084	10
Operating expenses:
Salaries and employee benefits	1,957	1,930	1
Purchased transportation	263	241	9
Rentals and landing fees	394	480	(18)
Depreciation and amortization	202	190	6
Fuel	798	628	27
Maintenance and repairs	397	360	10
Intercompany charges	509	357	43
Other	625	625	—

Total operating expenses (1)	5,145	4,811	7

Operating income	$456	$273	67

Operating margin	8.1%	5.4%	270	bp

(1)	Operating expenses for the three months ended August 31, 2005 include a $75 million charge, primarily recorded in rentals and landing fees, to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2006	2005	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,166	1,180	(1)
U.S. overnight envelope	703	711	(1)
U.S. deferred	855	897	(5)

Total U.S. domestic ADV	2,724	2,788	(2)
IP	470	445	6

Total ADV	3,194	3,233	(1)

Revenue per package (yield):
U.S. overnight box	$21.83	$20.34	7
U.S. overnight envelope	11.19	10.57	6
U.S. deferred	12.69	11.78	8
U.S. domestic composite	16.21	15.10	7
IP	62.58	56.54	11
Composite package yield	23.04	20.80	11
Freight Statistics
Average daily freight pounds:
U.S.	9,374	8,885	6
International	1,899	2,039	(7)

Total average daily freight pounds	11,273	10,924	3

Revenue per pound (yield):
U.S.	$1.00	$0.88	14
International	0.84	0.79	6
Composite freight yield	0.97	0.86	13
Revenues
Revenues increased in the first quarter of 2007, principally due to higher IP revenues (particularly in U.S. outbound, Asia and Europe) and higher U.S. domestic package and freight revenues. During the first quarter of 2007, IP revenues grew 17% on yield growth of 11% and a 6% increase in volume. U.S. domestic package revenues grew 5% in the first quarter of 2007 due to a yield increase of 7%, partially offset by a 2% decrease in volume. Freight revenues grew in the first quarter based principally on stronger domestic yield and volumes.
IP yield increased during the first quarter of 2007 primarily due to higher fuel surcharges, increases in international average weight per package, higher rate per pound and favorable exchange rate impacts. U.S. domestic composite yield increases were due to higher fuel surcharges and an increase in the average rate per pound. We continue to manage our U.S. domestic revenue to improve the profitability of these services. U.S. freight yield increased due to higher fuel surcharges and an increase in the average rate per pound.
Asia experienced solid average daily volume growth during the first quarter of 2007, while outbound shipments from the United States and Europe also increased. IP and international freight capacity has increased significantly as a result of our two around-the-world flights which we added in late 2005 and early 2006. This additional capacity resulted in higher IP volume. U.S. volumes decreased primarily due to revenue management actions that began last year.

Fuel surcharges increased in the first quarter of 2007 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three month periods ended August 31:

	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	16.00%	10.50%
High	16.00	12.50
Weighted-average	16.00	11.48
International Fuel Surcharges:
Low	12.50	10.00
High	16.00	12.50
Weighted-average	14.63	10.93
Operating Income
During the first quarter of 2007, our operating income grew as a result of revenue growth and improved operating margin. Continued volume growth in IP services contributed to solid yield improvements. Operating margin improvement during the first quarter of 2007 was primarily due to higher yields, combined with cost containment and the inclusion in the first quarter of 2006 of a $75 million charge to adjust the accounting for certain facility leases. The charge represented the impact on prior years related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
Fuel costs were higher during the first quarter of 2007 due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly. However, fuel surcharges substantially mitigated the impact of higher jet fuel prices. The decrease in rentals and landing fees is primarily attributable to the adjustment for leases in 2006 described above. Intercompany charges increased primarily due to allocations as a result of moving the FCIS organization to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions. Prior year amounts have not been reclassified to conform to the current year presentation as financial results are materially comparable.
Interest and Income Taxes
Net interest income increased during the first quarter of 2007 primarily due to increased intercompany interest income related to higher interest on intercompany receivables.
Our effective tax rate was 38.4% for the first quarter of 2007 and 38.3% for the first quarter of 2006. We expect the effective tax rate to be 38.0% to 38.5% for the remainder of 2007. The actual rate will depend on a number of factors, including the amount and source of operating income.
Business Acquisition and Other
In January 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed during 2007, subject to customary closing conditions.
Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on May 31, 2004. In August 2006, we reached a tentative agreement on a new labor contract with the pilots’ union. The proposed new contract includes signing bonuses and other compensation that would result in a charge in the period of ratification of approximately $145 million. Contract ratification is expected during the second quarter of 2007, but cannot be assured. If ratified, the new four-year contract will become amendable in 2010.

In July 2006, we entered into a new seven-year transportation agreement with the United States Postal Service (“USPS”) under which we will continue to provide domestic air transportation services to the USPS, including for its First Class, Priority and Express Mail. The agreement is expected to generate more than $8 billion in revenue over its term, which begins on September 25, 2006, and ends on September 30, 2013. The agreement will replace our existing seven-year transportation agreement with the USPS.
On September 25, 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757 aircraft.
FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site;

•	the price and availability of jet fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses;

•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;

•	changes in foreign currency exchange rates, especially in the Japanese yen, Taiwan dollar, Canadian dollar and euro, which can affect our sales levels and foreign currency sales prices;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-

hour and race discrimination claims, and any other legal proceedings;
•	the outcome of voting by our pilots to ratify the tentative four-year collective bargaining agreement reached in August 2006;

•	our ability to maintain good relationships with our employees;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying consolidated financial statements.
Item 1A. Risk Factors
On August 26, 2006, we and the union that represents our pilots reached a tentative agreement on a new four-year collective bargaining agreement. The new agreement is subject to ratification by the pilots. Otherwise, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Seventh Addendum dated July 31, 2006 to the Transportation Agreement dated January 10, 2001, as amended, between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference).

10.2	Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: September 25, 2006	/s/ JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT WORLDWIDE CONTROLLER PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Seventh Addendum dated July 31, 2006 to the Transportation Agreement dated January 10, 2001, as amended, between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference).

10.2	Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1