Form 10-Q
period 2006-11-30
FEDERAL EXPRESS CORP
filed 2006-12-22
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-7806
FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

3610 Hacks Cross Road
Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)
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
Yes ☐ No ☑
The number of shares of common stock outstanding as of December 18, 2006 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2006	May 31,
ASSETS	(Unaudited)	2006
CURRENT ASSETS
Cash and cash equivalents	$196	$217
Receivables, less allowances of $60 and $105	1,356	2,860
Spare parts, supplies and fuel, less allowances of $153 and $150	257	251
Deferred income taxes	399	422
Prepaid expenses and other	60	65
Due from other FedEx subsidiaries	280	11

Total current assets	2,548	3,826
PROPERTY AND EQUIPMENT, AT COST	16,182	15,551
Less accumulated depreciation and amortization	8,826	8,599

Net property and equipment	7,356	6,952
OTHER LONG-TERM ASSETS
Due from parent company	4,505	3,049
Goodwill	344	343
Other assets	513	556

Total other long-term assets	5,362	3,948

	$15,266	$14,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2006	May 31,
LIABILITIES AND OWNER'S EQUITY	(Unaudited)	2006
CURRENT LIABILITIES
Current portion of long-term debt	$166	$146
Accrued salaries and employee benefits	859	855
Accounts payable	1,346	1,292
Accrued expenses	953	942
Due to parent company and other FedEx subsidiaries	207	310

Total current liabilities	3,531	3,545
LONG-TERM DEBT, LESS CURRENT PORTION	785	828
OTHER LONG-TERM LIABILITIES
Deferred income taxes	662	656
Pension, postretirement healthcare and other benefit obligations	683	684
Self-insurance accruals	569	541
Deferred lease obligations	595	623
Deferred gains, principally related to aircraft transactions	356	371
Other liabilities	55	46

Total other long-term liabilities	2,920	2,921
COMMITMENTS AND CONTINGENCIES
OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	287	298
Retained earnings	7,728	7,122
Accumulated other comprehensive income	15	12

Total owner’s equity	8,030	7,432

	$15,266	$14,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
REVENUES	$5,653	$5,332	$11,254	$10,416
OPERATING EXPENSES:
Salaries and employee benefits	2,071	1,916	4,028	3,846
Purchased transportation	269	235	532	476
Rentals and landing fees	390	406	784	886
Depreciation and amortization	205	200	407	390
Fuel	716	760	1,514	1,388
Maintenance and repairs	364	338	761	698
Intercompany charges, net	524	382	1,033	739
Other	625	629	1,250	1,254

	5,164	4,866	10,309	9,677

OPERATING INCOME	489	466	945	739
OTHER INCOME (EXPENSE):
Interest, net	44	7	80	14
Other, net	(25)	(12)	(48)	(28)

	19	(5)	32	(14)

INCOME BEFORE INCOME TAXES	508	461	977	725
PROVISION FOR INCOME TAXES	190	175	370	276

NET INCOME	$318	$286	$607	$449

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2006	2005
Operating Activities
Net income	$607	$449
Noncash charges:
Depreciation and amortization	407	388
Lease accounting charge	—	75
Other, net	26	83
Changes in operating assets and liabilities, net	1,186	(105)

Net cash provided by operating activities	2,226	890
Investing Activities
Capital expenditures	(769)	(723)
Proceeds from asset dispositions	1	29

Net cash used in investing activities	(768)	(694)
Financing Activities
Principal payments on debt	(23)	(97)
Net payments to parent company	(1,456)	(142)

Net cash used in financing activities	(1,479)	(239)

Net decrease in cash and cash equivalents	(21)	(43)
Cash and cash equivalents at beginning of period	217	257

Cash and cash equivalents at end of period	$196	$214

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2006 (our “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted, since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2006 and the results of our operations for the three- and six-month periods ended November 30, 2006 and 2005 and our cash flows for the six-month periods ended November 30, 2006 and 2005. Operating results for the three- and six-month periods ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.
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
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. Our net income for the second quarter and first six months of 2007 includes the impact of a new four-year labor contract ratified by the pilots on October 17, 2006. The new agreement includes signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation.
LEASE ADJUSTMENT. Our results for the six months ended November 30, 2005 included a noncash charge of $75 million, which represented the impact on prior years to adjust the accounting for certain facility leases. The charge related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
ACCOUNTS RECEIVABLE ARRANGEMENT. Effective June 1, 2006, we entered into an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a newly formed subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. At November 30, 2006, our net receivables recorded by FCIS totaled approximately $1.3 billion. Additionally, prior to June 1, 2006, we recorded and collected receivables associated with FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx SmartPost, Inc. (“FedEx SmartPost”), wholly owned subsidiaries of FedEx, under a consolidated billing option offered to our customers, while the revenue was recognized by the operating company performing the transportation functions. At May 31, 2006, the net customer balances for transportation services performed by FedEx Ground and FedEx SmartPost were reflected in trade receivables on our balance sheet and totaled $446 million. Subsequent to June 1, 2006, these receivables are being recorded and collected by FCIS.

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
On November 2, 2006, we entered into an agreement to acquire Prakash Air Freight Pvt. Ltd., our primary service provider in India, for approximately $30 million in cash. This acquisition will extend our operations in the global express industry with a wholly owned operation in one of the world’s fastest growing markets. The acquisition is expected to be completed during 2007, subject to customary closing conditions.
On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd., a United Kingdom domestic express transportation company, for approximately $235 million. This acquisition will allow us to better serve the United Kingdom domestic market, which was previously served in part through independent agents.
STOCK COMPENSATION. We participate in the share-based compensation plans of our parent, FedEx. On June 1, 2006, FedEx adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, FedEx applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of our common stock at the date of grant.
FedEx adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $7 million for the three months ended November 30, 2006, and $14 million for the six months ended November 30, 2006, which has been recognized in the “Salaries and employee benefits” caption of our income statement. This amount represents the amount charged to us by FedEx for awards granted to our employees. The impact of adopting SFAS 123R to the second quarter of 2007 was approximately $5 million ($4 million, net of tax), and $10 million ($8 million, net of tax) for the first six months of 2007. A comparable amount would have been recognized in the second quarter and first six months of 2006 had these accounting rules been applied.

As of November 30, 2006, there was $49 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the weighted-average vesting period of approximately four years.
NEW ACCOUNTING PRONOUNCEMENTS. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. FedEx and FedEx Express both currently use a February 28 measurement date for these plans, so this standard will require a change to a measurement date of May 31.
The funded status recognition and disclosure provisions of SFAS 158 are effective for FedEx and FedEx Express as of May 31, 2007. The requirement to measure plan assets and benefit obligations as of the fiscal year-end is effective for FedEx and FedEx Express in 2009.
The impact of this standard on our balance sheet will depend on the funded status of our plans based on our February 28, 2007 measurement date and is not expected to be material. Any adjustments resulting from the adoption of these rules are not expected to impact our pension funding requirements or our overall liquidity.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for us in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.
The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for us in 2008. We continue to evaluate this interpretation, but do not presently anticipate its adoption will have a material impact on our financial statements.

(2) Comprehensive Income
The following tables provide a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	November 30,
	2006	2005
Net income	$318	$286

Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 in 2006 and deferred tax benefit of $4 in 2005	2	(4)

Comprehensive income	$320	$282

	Six Months Ended
	November 30,
	2006	2005
Net income	$607	$449

Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $1 in 2006 and deferred tax benefit of $5 in 2005	3	—

Comprehensive income	$610	$449

(3) Employee Benefit Plans
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on average earnings and years of service. For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2006.

We incurred net periodic benefit costs of $74 million for both the three months ended November 30, 2006 and 2005, $148 million for the six months ended November 30, 2006, and $149 million for the six months ended November 30, 2005, for our participation in the FedEx Corporation Employees’ Pension Plan. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For the plans sponsored by us, the following table summarizes the net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
Pension Plans	2006	2005	2006	2005
Service cost	$4	$5	$8	$9
Interest cost	4	4	8	7
Expected return on plan assets	(2)	(2)	(4)	(4)
Recognized actuarial losses	1	—	1	1

	$7	$7	$13	$13

Postretirement Healthcare Plans
Service cost	$7	$9	$13	$18
Interest cost	6	7	12	14
Recognized actuarial gains	(1)	—	(2)	—

	$12	$16	$23	$32

No material contributions were made during the first half of 2007 or 2006 to pension plans sponsored by us.
(4) Commitments
As of November 30, 2006, our purchase commitments for the remainder of 2007 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2007 (remainder)	$225	$79	$22	$326
2008	407	129	13	549
2009	678	61	10	749
2010	922	68	10	1,000
2011	613	54	10	677
Thereafter	—	8	116	124

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
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
On September 25, 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757-200 aircraft. As of November 30, 2006, we had entered into agreements to purchase 15 757-200 aircraft under this program.

On November 7, 2006, we entered into an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. In connection with the decision to purchase these aircraft, we cancelled our order of ten Airbus A380-800F aircraft. We do not expect the cancellation of this contract to have any material negative impact to us.
Deposits and progress payments of $126 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for passenger-to-freighter and two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2006, with the year of expected delivery:

	A300	B757	777F	Total
2007 (remainder)	4	4	—	8
2008	9	2	—	11
2009	4	3	—	7
2010	—	5	6	11
2011	—	1	9	10
Thereafter	—	—	—	—

Total	17	15	15	47

A summary of future minimum lease payments under capital leases at November 30, 2006 is as follows (in millions):

2007 (remainder)	$9
2008	98
2009	11
2010	95
2011	6
Thereafter	123

342
Less amount representing interest	52

Present value of net minimum lease payments	$290

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at November 30, 2006 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007 (remainder)	$397	$279	$676
2008	584	523	1,107
2009	555	430	985
2010	544	356	900
2011	526	300	826
Thereafter	3,934	2,235	6,169

	$6,540	$4,123	$10,663

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. These pass-through certificates are not our direct obligations, nor do we guarantee them.
(5) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action wage-and-hour allegations. The plaintiffs in these lawsuits are our employees who allege, among other things, that they were forced to work “off the clock” and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. We have denied any liability and intend to vigorously defend ourselves. Given the nature and preliminary status of these wage-and-hour claims, we cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.
Race Discrimination. On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for February 2007. We have denied any liability and intend to vigorously defend ourselves in this case. Given the nature of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(6) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for functions provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at November 30, 2006 and May 31, 2006 primarily represent our excess cash balances that are consolidated and managed by FedEx. The entire balance is classified as a noncurrent asset, as these amounts are not expected to be repaid to us in the foreseeable future. However, funds required to meet our working capital needs are provided as necessary by FedEx. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.
Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express and FedEx Ground customer information were moved from FedEx Express into a newly formed subsidiary of FedEx Services named FCIS. The costs of operating FCIS are now allocated back to us in the “Intercompany charges” caption of our income statement. The costs associated with the FCIS functions in 2006 were of a comparable amount but were reported in individual operating expense captions.
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

(7) Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2006	2005
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$24	$28
Income taxes (primarily paid to parent)	369	245

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
December 19, 2006

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of FedEx Express, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2006 (our “Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources and contractual cash obligations, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2006. Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K, as amended, for the year ended May 31, 2006.
FedEx Express is the world’s largest express transportation company. FedEx Corporate Services, Inc. (“FedEx Services”) provides the customer-facing sales, marketing and information technology functions of FedEx Express and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”). Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express and FedEx Ground customer information were moved from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”).
The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology support provided to us by FedEx Services. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. In addition, “Intercompany charges” includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing these functions. For 2007, “Intercompany charges” includes allocated charges from FCIS for credit collections and customer service functions.
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

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2006	2005	Change		2006	2005	Change
Revenues:
Package:
U.S. overnight box	$1,634	$1,604	2		$3,288	$3,165	4
U.S. overnight envelope	488	480	2		1,000	969	3
U.S. deferred	716	702	2		1,421	1,388	2

Total U.S. domestic package revenue	2,838	2,786	2		5,709	5,522	3
International Priority (IP)	1,969	1,757	12		3,882	3,391	14

Total package revenue	4,807	4,543	6		9,591	8,913	8
Freight:
U.S.	624	564	11		1,231	1,070	15
International	106	117	(9)		209	222	(6)

Total freight revenue	730	681	7		1,440	1,292	11
Other	116	108	7		223	211	6

Total revenues	5,653	5,332	6		11,254	10,416	8
Operating expenses:
Salaries and employee benefits	2,071	1,916	8		4,028	3,846	5
Purchased transportation	269	235	14		532	476	12
Rentals and landing fees	390	406	(4)		784	886	(12)
Depreciation and amortization	205	200	3		407	390	4
Fuel	716	760	(6)		1,514	1,388	9
Maintenance and repairs	364	338	8		761	698	9
Intercompany charges	524	382	37		1,033	739	40
Other	625	629	(1)		1,250	1,254	—

Total operating expenses (1)(2)	5,164	4,866	6		10,309	9,677	7

Operating income	$489	$466	5		$945	$739	28

Operating margin	8.7%	8.7%	—	bp	8.4%	7.1%	130	bp

(1)
Operating expenses for the second quarter and first six months of 2007 included a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

(2)	Operating expenses for the first six months of 2006 include a $75 million charge, primarily recorded in rentals and landing fees to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2006	2005	Change	2006	2005	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,183	1,211	(2)	1,174	1,195	(2)
U.S. overnight envelope	700	702	—	702	707	(1)
U.S. deferred	895	886	1	875	891	(2)

Total U.S. domestic ADV	2,778	2,799	(1)	2,751	2,793	(2)
IP	507	480	6	488	462	6

Total ADV	3,285	3,279	—	3,239	3,255	—

Revenue per package (yield):
U.S. overnight box	$21.92	$21.03	4	$21.87	$20.69	6
U.S. overnight envelope	11.06	10.86	2	11.13	10.71	4
U.S. deferred	12.70	12.56	1	12.69	12.16	4
U.S. domestic composite	16.21	15.80	3	16.21	15.44	5
IP	61.68	58.14	6	62.12	57.36	8
Composite package yield	23.22	21.99	6	23.13	21.39	8
Freight Statistics
Average daily freight pounds:
U.S.	9,917	9,544	4	9,642	9,209	5
International	1,946	2,283	(15)	1,922	2,159	(11)

Total average daily freight pounds	11,863	11,827	—	11,564	11,368	2

Revenue per pound (yield):
U.S.	$1.00	$0.94	6	$1.00	$0.91	10
International	0.86	0.81	6	0.85	0.80	6
Composite freight yield	0.98	0.91	8	0.97	0.89	9
Revenues
Total revenues increased in the second quarter and first half of 2007, principally due to volume and yield improvements in IP services (particularly in U.S. outbound, Europe and Asia). U.S. domestic package and U.S. freight revenue growth also contributed to the revenue increase for the second quarter and first half of 2007. During the second quarter of 2007, IP revenues grew 12% on yield growth of 6% and a 6% increase in volume. During the first six months of 2007, IP revenues grew 14% on yield growth of 8% and a 6% increase in volume. U.S. domestic package revenues grew 2% during the second quarter of 2007 and increased 3% for the first half of 2007 due to yield increases of 3% during the second quarter of 2007 and 5% for the first half of 2007. U.S. domestic package volumes decreased primarily due to revenue management actions that began last year.
IP yield increased during the second quarter of 2007 primarily due to favorable exchange rates, a higher rate per pound and an increase in the average weight per package. IP yield increased in the first half of 2007, primarily due to higher fuel surcharges, favorable exchange rates, a higher rate per pound and an increase in the average weight per package. U.S. domestic composite yield increases in the second quarter and the first half of 2007 were due to increases in the average rate per pound, partially offset by changes in product mix. U.S. freight yield increased due to higher fuel surcharges and an increase in the average rate per pound.
In November 2006, we announced a 5.5% average list price increase effective January 1, 2007 on U.S. domestic shipments and U.S. outbound international shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. In January 2006, we implemented an average list price increase of 5.5% on U.S. domestic shipments and U.S. outbound international shipments and made various changes to certain surcharges, while we lowered our fuel surcharge index by 2%.

Fuel surcharges increased in the second quarter and first half of 2007 due to higher jet fuel prices. Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	12.50%	13.00%	12.50%	10.50%
High	17.00	20.00	17.00	20.00
Weighted-average	15.35	16.14	15.67	13.82
International Fuel Surcharges:
Low	12.00%	11.00%	12.00%	10.00%
High	17.00	20.00	17.00	20.00
Weighted-average	14.33	14.09	14.55	12.62
Operating Income
During the second quarter and first half of 2007, our operating income grew as a result of IP revenue growth and declining fuel prices during the second quarter of 2007. Operating income and operating margin for the second quarter of 2007 were negatively impacted by costs associated with the ratification of a new labor contract with our pilots on October 17, 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were partially mitigated by reductions in variable incentive compensation. Operating margin improvement during the first half of 2007 was primarily due to higher yields, combined with cost containment and the inclusion in the first half of 2006 of a $75 million charge to adjust the accounting for certain facility leases. For additional information regarding the new pilot labor contract and the lease adjustment, see Note 1 to the accompanying condensed consolidated financial statements.
Salaries and employee benefits increased in the second quarter and first half of 2007 primarily as a result of the new labor contract with our pilots, as described above. Increased purchased transportation costs in the second quarter and first half of 2007 were driven by IP volume growth, which required a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. The decrease in rentals and landing fees in the first half of 2007 is primarily attributable to the one-time adjustment for leases in 2006 described above. Fuel costs decreased in the second quarter of 2007, due to a decrease in the average price per gallon of fuel. Fuel costs increased for the first half of 2007, due to an increase in gallons consumed and an increase in the average price per gallon of fuel. However, our fuel surcharges more than offset the effect of fuel prices in both the second quarter and first half of 2007, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Intercompany charges increased in the second quarter and first half of 2007, primarily due to allocations as a result of moving the FCIS organization to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.
Interest and Income Taxes
Net interest income increased during the second quarter and first half of 2007 primarily due to increased intercompany interest income related to higher interest on intercompany receivables.
Our effective tax rate was 37.4% for the second quarter of 2007 and 37.9% for the first half of 2007. We expect the effective tax rate to be approximately 38.0% for the remainder of 2007. The actual rate will depend on a number of factors, including the amount and source of operating income. Our effective tax rate for both the second quarter and first half of 2006 was 38.0%.

Business Acquisitions and Other
On January 24, 2006, we entered into an agreement with Tianjin Datian W. Group Co., Ltd. (“DTW Group”) to acquire DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture (“FedEx-DTW”) and DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition will convert our joint venture with DTW Group, formed in 1999 and currently accounted for under the equity method, into a wholly-owned subsidiary and increase our presence in China in the international and domestic express businesses. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of the acquired company will be included in our financial results from the date of acquisition.
On November 2, 2006, we entered into an agreement to acquire Prakash Air Freight Pvt. Ltd., its primary service provider in India, for approximately $30 million in cash. This acquisition will extend our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The acquisition is expected to be completed during 2007, subject to customary closing conditions. The financial results of the acquired company will be included in our financial results from the date of acquisition.
On December 16, 2006, we acquired all of the outstanding capital stock of ANC Holdings Ltd., a United Kingdom domestic express transportation company, for approximately $235 million. This acquisition will allow us to better serve the United Kingdom market, which was previously served in part through independent agents. The financial results of the acquired company will be included in our financial results from the date of acquisition.
On September 25, 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757-200 aircraft. As of November 30, 2006, we had entered into agreements to purchase 15 757-200 aircraft under this program.
On November 7, 2006, we entered into an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. The 777F is the world’s largest twin-engine cargo aircraft and will provide us with non-stop, point-to-point transoceanic routes with shorter flight times. We expect to take delivery of six of the 777F aircraft in 2010 and the remaining nine in 2011. In connection with the decision to purchase these aircraft, we cancelled our order for ten Airbus A380-800F aircraft. We do not expect the cancellation of this contract to have any material negative impact to us.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying condensed consolidated financial statements.
On December 19, 2006, FedEx Express received a formal request for certain information in connection with an ongoing investigation by the Directorate General for Competition of the European Commission (“EC”) into possible anti-competitive behavior relating to air freight transport services in the European Union/European Economic Area. This investigation is in addition to the ongoing investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) that was disclosed in our Annual Report. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with both the EC and the DOJ.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended August 31, 2006.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1
Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended . (Filed as Exhibit 10.2 to FedEx Corporation’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION
Date: December 22, 2006	/s/ JAY L. COFIELD
JAY L. COFIELD
VICE PRESIDENT WORLDWIDE CONTROLLER PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1
Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006, between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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