Form 10-Q
period 2007-02-28
FEDERAL EXPRESS CORP
filed 2007-03-23
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-7806
FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0427007 (I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee (Address of principal executive offices)	38125 (ZIP Code)
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
Yes ☐    No ☑
The number of shares of common stock outstanding as of March 19, 2007 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2007	May 31,
ASSETS	(Unaudited)	2006
CURRENT ASSETS
Cash and cash equivalents	$504	$217
Receivables, less allowances of $62 and $105	1,383	2,860
Spare parts, supplies and fuel, less allowances of $156 and $150	256	251
Deferred income taxes	424	422
Prepaid expenses and other	78	65
Due from other FedEx subsidiaries	359	11

Total current assets	3,004	3,826
PROPERTY AND EQUIPMENT, AT COST	16,379	15,551
Less accumulated depreciation and amortization	8,876	8,599

Net property and equipment	7,503	6,952
OTHER LONG-TERM ASSETS
Due from parent company	3,922	3,049
Goodwill	539	343
Other assets	594	556

Total other long-term assets	5,055	3,948

	$15,562	$14,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2007	May 31,
LIABILITIES AND OWNER'S EQUITY	(Unaudited)	2006
CURRENT LIABILITIES
Current portion of long-term debt	$207	$146
Accrued salaries and employee benefits	809	855
Accounts payable	1,204	1,292
Accrued expenses	927	942
Due to parent company and other FedEx subsidiaries	207	310

Total current liabilities	3,354	3,545
LONG-TERM DEBT, LESS CURRENT PORTION	743	828
OTHER LONG-TERM LIABILITIES
Deferred income taxes	677	656
Pension, postretirement healthcare and other benefit obligations	697	684
Self-insurance accruals	569	541
Deferred lease obligations	585	623
Deferred gains, principally related to aircraft transactions	348	371
Other liabilities	55	46

Total other long-term liabilities	2,931	2,921
COMMITMENTS AND CONTINGENCIES
OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	526	298
Retained earnings	7,998	7,122
Accumulated other comprehensive income	10	12

Total owner’s equity	8,534	7,432

	$15,562	$14,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
REVENUES	$5,486	$5,304	$16,740	$15,720
OPERATING EXPENSES:
Salaries and employee benefits	1,996	1,976	6,024	5,822
Purchased transportation	299	237	831	713
Rentals and landing fees	407	405	1,191	1,291
Depreciation and amortization	214	200	621	590
Fuel	691	666	2,205	2,054
Maintenance and repairs	357	319	1,118	1,017
Intercompany charges, net	502	385	1,535	1,124
Other	636	676	1,886	1,930

	5,102	4,864	15,411	14,541

OPERATING INCOME	384	440	1,329	1,179
OTHER INCOME (EXPENSE):
Interest, net	48	14	128	28
Other, net	(24)	(11)	(72)	(39)

	24	3	56	(11)

INCOME BEFORE INCOME TAXES	408	443	1,385	1,168
PROVISION FOR INCOME TAXES	138	163	508	439

NET INCOME	$270	$280	$877	$729

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,
	2007	2006
Operating Activities
Net income	$877	$729
Noncash charges:
Depreciation and amortization	621	588
Lease accounting charge	—	75
Other, net	13	76
Changes in operating assets and liabilities, net	871	(27)

Net cash provided by operating activities	2,382	1,441
Investing Activities
Capital expenditures	(1,167)	(1,024)
Proceeds from asset dispositions	2	30
Business acquisition, net of cash acquired	(33)	—

Net cash used in investing activities	(1,198)	(994)
Financing Activities
Principal payments on debt	(24)	(97)
Net payments to parent company	(873)	(352)

Net cash used in financing activities	(897)	(449)

Net increase (decrease) in cash and cash equivalents	287	(2)
Cash and cash equivalents at beginning of period	217	257

Cash and cash equivalents at end of period	$504	$255

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2007 and the results of our operations for the three- and nine-month periods ended February 28, 2007 and 2006 and our cash flows for the nine-month periods ended February 28, 2007 and 2006. Operating results for the three- and nine-month periods ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of time-sensitive shipments. We are the world’s largest express transportation company, and use a global air-and-ground network to speed delivery of time-sensitive shipments.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2007 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. The effect of this new agreement on second quarter of 2007 net income was approximately $78 million after tax. These costs were partially mitigated by reductions in variable incentive compensation.
LEASE ADJUSTMENT. Our results for the nine months ended February 28, 2006 included a noncash charge of $75 million to adjust the accounting for certain facility leases. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
ACCOUNTS RECEIVABLE ARRANGEMENT. Effective June 1, 2006, we entered into an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a newly formed subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our U.S. domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. At February 28, 2007, our net receivables recorded by FCIS totaled approximately $1.3 billion. Additionally, prior to June 1, 2006, we recorded and collected receivables associated with FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx SmartPost, Inc. (“FedEx SmartPost”), wholly owned subsidiaries of FedEx, under a consolidated billing option offered to our customers, while the revenue was recognized by the operating company performing the transportation functions. At May 31, 2006, the net customer balances for transportation services performed by FedEx Ground and FedEx SmartPost were reflected in trade receivables on our balance sheet and totaled $446 million. Subsequent to June 1, 2006, these receivables are being recorded and collected by FCIS.

CREDIT RISK. We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable that we record. Historically, credit losses have been within management’s expectations. Effective June 1, 2006, pursuant to our new accounts receivable arrangement, FCIS bears the risk of credit loss for the trade receivables associated with U.S. domestic package services.
STOCK COMPENSATION. We participate in the share-based compensation plans of our parent, FedEx. On June 1, 2006, FedEx adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, FedEx applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of FedEx’s common stock at the date of grant.
FedEx adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $6 million for the three months ended February 28, 2007, and $21 million for the nine months ended February 28, 2007, which has been recognized in the “Salaries and employee benefits” caption of our income statement. This amount represents the amount charged to us by FedEx for awards granted to our employees. The impact of adopting SFAS 123R to the third quarter of 2007 was approximately $5 million ($3 million, net of tax) and $15 million ($11 million, net of tax) for the first nine months of 2007. A comparable amount would have been recognized in the third quarter and first nine months of 2006 had these accounting rules been applied.
As of February 28, 2007, there was $44 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the weighted-average vesting period of approximately four years.
NEW ACCOUNTING PRONOUNCEMENTS. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. FedEx and FedEx Express both currently use a February 28 measurement date for these plans, so this standard will require a change to a measurement date of May 31.

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
On February 27, 2007, FedEx announced changes to modernize our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the company match in our 401(k) plan for most employees to 3.5% of eligible compensation. Effective May 31, 2008, all benefits under the FedEx traditional pension benefit formula will be capped and will be payable beginning at retirement. All future pension benefits from June 1, 2008 will be earned under a cash balance formula known as the Portable Pension Account. See the FedEx annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2006 for a more detailed description of the Portable Pension Account. These changes will not affect the benefits of current retirees.
Under the new programs, we expect our long-term costs under the FedEx plan will approximate those under the current design. The effect of these changes to the measurement of our pension liabilities will be included in our February 28, 2007 measurement date valuation included in our May 31, 2007 Annual Report.
The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for us in 2008. We continue to evaluate this interpretation, but do not anticipate its adoption will have a material impact on our financial statements.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.
(2) Business Acquisitions
On December 16, 2006, FedEx acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for approximately $239 million, predominantly in cash. The stock was subsequently transferred to us through a contribution of capital. This acquisition will allow us to better serve the United Kingdom domestic market, which we previously served primarily through independent agents. The portion of the purchase price allocated to goodwill and other identified intangible assets will generally be deductible for U.S. tax purposes over 15 years. The financial results of ANC have been included in our financial results from the date of acquisition.

Pro forma results of this acquisition would not differ materially from reported results in any of the periods presented. The accompanying unaudited balance sheet reflects the following preliminary allocation of the purchase price (in millions):

Current assets, primarily accounts receivable	$68
Property and equipment	20
Customer-related intangible assets	47
Goodwill	170
Other assets	4
Current liabilities	(61)
Long-term liabilities	(9)

Total purchase price	$239

On January 31, 2007, we acquired all of the outstanding capital stock of Prakash Air Freight Pvt. Ltd. (“Prakash”), our primary service provider in India, for approximately $33 million in cash. This acquisition extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The financial results of Prakash have been included in our financial results from the date of acquisition.
The purchase price allocations for these acquisitions are expected to be complete by May 31, 2007. The Prakash acquisition was not material to our results of operations or financial condition, and accordingly a purchase price allocation has not been presented. The customer-related intangible assets will be amortized on an accelerated basis over 12 years. As a result of these acquisitions, we recorded $197 million in goodwill during the nine-month period ended February 28, 2007.
On March 1, 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for approximately $400 million in cash. We expect a significant portion of the purchase price will be allocated to goodwill. This acquisition converts our joint venture with DTW Group, formed in 1999 and prior to the fourth quarter of 2007 accounted for under the equity method, into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. The financial results of DTW will be included in our financial results from the date of acquisition.

(3) Comprehensive Income
The following tables provide a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	February 28,
	2007	2006
Net income	$270	$280
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $3 in 2007 and $2 in 2006	(6)	10

Comprehensive income	$264	$290

	Nine Months Ended
	February 28,
	2007	2006
Net income	$877	$729
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $4 in 2007 and deferred tax benefit of $3 in 2006	(2)	9

Comprehensive income	$875	$738

(4) Employee Benefit Plans
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on average earnings and years of service. For more information about this plan refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2007.
We incurred a net periodic benefit cost of $74 million and $222 million for the third quarter and nine months ended February 28, 2007, respectively, for our participation in the FedEx Plan. We incurred a net periodic benefit cost of $75 million and $224 million for the third quarter and nine months ended February 28, 2006, respectively, for our participation in the FedEx Plan. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees.

The following table summarizes the net periodic benefit cost of the pension and postretirement healthcare plans sponsored by us for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
Pension Plans	2007	2006	2007	2006
Service cost	$5	$4	$13	$13
Interest cost	4	4	12	11
Expected return on plan assets	(3)	(2)	(7)	(6)
Recognized actuarial losses	—	1	1	2

	$6	$7	$19	$20

Postretirement Healthcare Plans
Service cost	$6	$9	$19	$27
Interest cost	6	7	18	21
Recognized actuarial gains	—	—	(2)	—

	$12	$16	$35	$48

No material contributions were made during the nine months of 2007 or 2006 to pension plans sponsored by us.
(5) Commitments
As of February 28, 2007 our purchase commitments for the remainder of 2007 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2007 (remainder)	$124	$57	$4	$185
2008	482	147	14	643
2009	800	157	10	967
2010	907	145	10	1,062
2011	640	3	10	653
Thereafter	31	—	116	147

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
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
In September 2006 we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable 757-200 aircraft. As of February 28, 2007, we had entered into agreements to purchase 32 757-200 aircraft under this program.
In November 2006 we entered into an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. In connection with the decision to purchase these aircraft, we cancelled our order of ten Airbus A380-800F aircraft. We do not expect the cancellation of this contract to have any material impact to us.

Deposits and progress payments of $125 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2007, with the year of expected delivery:

	A300	A310	B757	777F	Total
2007 (remainder)	2	—	2	—	4
2008	9	2	7	—	18
2009	4	—	13	—	17
2010	—	—	4	6	10
2011	—	—	3	9	12
Thereafter	—	—	3	—	3

Total	15	2	32	15	64

A summary of future minimum lease payments under capital leases at February 28, 2007 is as follows (in millions):

2007 (remainder)	$5
2008	98
2009	10
2010	95
2011	6
Thereafter	123

337
Less amount representing interest	48

Present value of net minimum lease payments	$289

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at February 28, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2007 (remainder)	$154	$133	$287
2008	584	530	1,114
2009	554	437	991
2010	544	357	901
2011	526	298	824
Thereafter	3,934	2,294	6,228

	$6,296	$4,049	$10,345

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
(6) Contingencies
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
Race Discrimination. On September 28, 2005, a California federal district court granted class certification in Satchell v. FedEx Express, a lawsuit alleging discrimination in the Western region of the United States against certain current and former minority employees in pay and promotion. The district court’s ruling on class certification is not a decision on the merits of the plaintiffs’ claim and does not address whether we will be held liable. Trial is currently scheduled for May 2007. We have denied any liability. Given the nature of the claim, we cannot yet determine the amount or a reasonable range of potential loss in this matter, if any. It is reasonably possible, however, that we could incur a material loss as this case develops. We are using a mediator to negotiate a possible settlement of this matter with plaintiffs’ counsel.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(7) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for functions provided by or to other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at February 28, 2007 and May 31, 2006 primarily represent our excess cash balances that are consolidated and managed by FedEx. The entire balance is classified as a noncurrent asset as these amounts are not expected to be repaid to us in the foreseeable future. However, funds required to meet our working capital needs are provided as necessary by FedEx. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.
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
We receive allocated charges from FedEx Services for sales, marketing and information technology functions and from FedEx for management fees related to general corporate oversight, including executive officers and certain administrative functions. As discussed above, we also receive allocated charges from FCIS for credit, collections and customer service functions performed in 2007. We believe the total amounts allocated approximate the cost of providing such functions.

(8) Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2007	2006
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$41	$51
Income taxes (primarily paid to parent)	540	417

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
March 20, 2007

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2006 (our “Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources and contractual cash obligations, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2007. Also, for information regarding our critical accounting policies, see FedEx’s Annual Report on Form 10-K, as amended, for the year ended May 31, 2006.
FedEx Express is the world’s largest express transportation company. FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information support for FedEx Express and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”). Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express domestic and FedEx Ground customer information were moved from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”).
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

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income and operating margin (dollars in millions) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues:
Package:
U.S. overnight box	$1,572	$1,598	(2)		$4,861	$4,762	2
U.S. overnight envelope	477	485	(2)		1,476	1,455	1
U.S. deferred	740	750	(1)		2,161	2,138	1

Total U.S. domestic package revenue	2,789	2,833	(2)		8,498	8,355	2
International Priority (IP) (1)	1,596	1,489	7		4,958	4,491	10

Total package revenue	4,385	4,322	1		13,456	12,846	5
Freight:
U.S.	587	574	2		1,817	1,644	11
International priority freight (1)	252	202	25		772	591	31
International ATA/IXF	90	107	(16)		300	329	(9)

Total freight revenue	929	883	5		2,889	2,564	13
Other	172	99	74		395	310	27

Total revenues	5,486	5,304	3		16,740	15,720	6
Operating expenses:
Salaries and employee benefits (2)	1,996	1,976	1		6,024	5,822	3
Purchased transportation	299	237	26		831	713	17
Rentals and landing fees	407	405	—		1,191	1,291	(8)
Depreciation and amortization	214	200	7		621	590	5
Fuel	691	666	4		2,205	2,054	7
Maintenance and repairs	357	319	12		1,118	1,017	10
Intercompany charges	502	385	30		1,535	1,124	37
Other	636	676	(6)		1,886	1,930	(2)

Total operating expenses (3)	5,102	4,864	5		15,411	14,541	6

Operating income	$384	$440	(13)		$1,329	$1,179	13

Operating margin	7.0%	8.3%	(130	) bp	7.9%	7.5%	40	bp

(1)	During the third quarter of 2007, we reclassified certain prior period international priority freight product revenues previously included within IP package revenues to international priority freight revenues to conform to the current period presentation and more precisely present the nature of the services provided.

(2)	Salaries and employee benefits for the nine months of 2007 include a $143 million charge for signing bonuses and other upfront compensation associated with a new four-year labor contract with our pilots.

(3)	Operating expenses for the nine months of 2006 include a $75 million charge, primarily recorded in rentals and landing fees, to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2007	2006	Change	2007	2006	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,191	1,225	(3)	1,180	1,205	(2)
U.S. overnight envelope	699	711	(2)	701	708	(1)
U.S. deferred	965	965	—	904	916	(1)

Total U.S. domestic ADV	2,855	2,901	(2)	2,785	2,829	(2)
IP (1)	490	474	3	486	463	5

Total ADV	3,345	3,375	(1)	3,271	3,292	(1)

Revenue per package (yield):
U.S. overnight box	$21.29	$21.03	1	$21.68	$20.80	4
U.S. overnight envelope	11.01	11.01	—	11.09	10.81	3
U.S. deferred	12.37	12.54	(1)	12.58	12.29	2
U.S. domestic composite	15.76	15.75	—	16.06	15.55	3
IP (1)	52.52	50.62	4	53.73	51.03	5
Composite package yield	21.14	20.65	2	21.65	20.54	5
Freight Statistics
Average daily freight pounds:
U.S.	9,785	9,619	2	9,688	9,343	4
International priority freight(1)	1,845	1,620	14	1,866	1,585	18
International ATA/IXF	1,715	2,177	(21)	1,855	2,165	(14)

Total average daily freight pounds	13,345	13,416	(1)	13,409	13,093	2

Revenue per pound (yield):
U.S.	$0.97	$0.96	1	$0.99	$0.93	6
International priority freight (1)	2.20	2.01	9	2.18	1.96	11
International ATA/IXF	0.85	0.80	6	0.85	0.80	6
Composite freight yield	1.12	1.06	6	1.13	1.03	10

(1)	During the third quarter of 2007, we reclassified certain prior period international priority freight product statistics previously included within IP package statistics to international priority freight statistics to conform to the current period presentation and more precisely present the nature of the services provided.
Revenues
Total revenues increased in the third quarter and nine months of 2007 principally due to yield improvements and volume growth in IP services (particularly in U.S. outbound, Europe and Asia). U.S. domestic package and U.S. freight revenue growth also contributed to the revenue increase for the nine months of 2007. U.S. domestic package revenues declined 2% during the third quarter of 2007 primarily due to volume declines associated with the continued moderating rate of growth of the U.S. economy. U.S. domestic package volumes decreased during the nine months of 2007 primarily due to revenue management actions that began last year and the moderating growth rate of the U.S. economy. Other revenues increased in the third quarter and nine months of 2007 primarily due to our acquisition of ANC Holdings Ltd. (“ANC”), as described below.
IP yield increased during the third quarter of 2007 primarily due to favorable exchange rates, an increase in the average weight per package and a higher rate per pound, which was partially offset by lower fuel surcharges. IP yield increased during the nine months of 2007 primarily due to favorable exchange rates, higher fuel surcharges and an increase in the average weight per package. The increase in U.S. domestic composite yield in the third quarter of 2007 was due to an increase in the average rate per pound, which more than offset lower fuel surcharges, changes in product mix and a decrease in the average weight per package. U.S. domestic composite yield increased 3% in the nine months of 2007 due to an increase in the average rate per pound and higher fuel surcharges. U.S. freight yield increased in the third quarter of 2007 due to an increase in the average rate per pound. U.S. freight yield increased in the nine months of 2007 due to an increase in the average rate per pound and higher fuel surcharges.

In January 2007, we implemented an average list price increase of 5.5% on U.S. domestic shipments and U.S. outbound shipments and made various changes to certain surcharges, while we lowered our fuel surcharge index by 2%.
Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.50%	11.00%	9.50%	10.50%
High	11.50	20.00	17.00	20.00
Weighted-average	10.57	14.44	13.93	14.03
International Fuel Surcharges:
Low	9.50	10.50	9.50	10.00
High	13.00	20.00	17.00	20.00
Weighted-average	11.88	13.20	13.49	12.82
Operating Income
Operating income and operating margin declined during the third quarter of 2007 primarily as a result of lower revenue growth, the timing impact of our fuel surcharge and severe winter weather during the third quarter of 2007. Our third quarter 2007 results were subject to a difficult year-over-year comparison as the third quarter of 2006 benefited from the timing lag between when we purchase fuel and when our indexed fuel surcharges automatically adjust. In December 2005 fuel surcharges were established during the period when fuel prices spiked following Hurricane Katrina. After the spike, fuel prices dropped at a faster rate than the fuel surcharge. Conversely, during the third quarter of 2007, fuel prices increased at a faster pace than adjustments to our fuel surcharge.
Operating income and operating margin increased during the nine months of 2007 as a result of IP revenue growth and the inclusion in the nine months of 2006 of a $75 million charge to adjust the accounting for certain facility leases. Operating income and margin for the nine months of 2007 were negatively impacted by costs associated with the ratification of a new labor contract with our pilots in October 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were partially mitigated by reductions in variable incentive compensation.
Fuel costs increased in the third quarter and nine months of 2007 due to an increase in gallons consumed and an increase in the average price per gallon of fuel. Fuel surcharges did not offset the effect of fuel costs on our operating results for the third quarter and nine months of 2007, due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.
Salaries and employee benefits increased in the nine months of 2007 primarily as a result of the new labor contract with our pilots, as described above. Purchased transportation increased in the third quarter of 2007 primarily as a result of our acquisition of ANC, as described below. Increased purchased transportation costs in the nine months of 2007 were driven by IP volume growth, which required a higher utilization of contract pickup and delivery services, an increase in the cost of purchased transportation and as a result of our acquisition of ANC, as described below. The decrease in rentals and landing fees in the nine months of 2007 was primarily attributable to the one-time adjustment for leases in 2006 described above. Intercompany charges increased in the third quarter and nine months of 2007 primarily due to allocations as a result of moving the FCIS organization to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.

Interest and Income Taxes
Net interest income increased during the third quarter and nine months of 2007 primarily due to increased intercompany interest income related to higher interest on intercompany receivables.
Our effective tax rate was reduced to 33.8% for the third quarter of 2007 and 36.7% for the nine months of 2007 primarily due to the conclusion of various state and federal tax audits and appeals during the third quarter of 2007. We expect our 2007 full-year effective tax rate will be approximately 37.6%. The fourth quarter of 2007 effective tax rate is expected to be higher (approximately 40%) due to tax charges we expect to incur as a result of a reorganization in Asia associated with our acquisition in China, as described below. Our effective tax rate was 36.8% for the third quarter of 2006 and 37.6% for the nine months of 2006.
Business Acquisitions and Other
On December 16, 2006, FedEx acquired all of the outstanding capital stock of ANC, a United Kingdom domestic express transportation company, for approximately $239 million, predominantly in cash. The stock was subsequently transferred to us through a contribution of capital. This acquisition will allow us to better serve the United Kingdom domestic market, which we previously served primarily through independent agents. The financial results of ANC have been included in our financial results from the date of acquisition. This acquisition was not material to our results of operations or financial condition.
On January 31, 2007, we acquired all of the outstanding capital stock of Prakash Air Freight Pvt. Ltd., our primary service provider in India, for approximately $33 million in cash. This acquisition extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets. The financial results of the acquired company are included in our financial results from the date of acquisition. This acquisition was not material to our results of operations or financial condition.
On March 1, 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for approximately $400 million in cash. This acquisition converts our joint venture with DTW Group, formed in 1999 and prior to the fourth quarter of 2007 accounted for under the equity method, into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. The financial results of DTW Group will be included in our financial results from the date of acquisition.
See Note 2 of the accompanying unaudited condensed consolidated financial statements for further information about these acquisitions.
During the second quarter of 2007, we announced two aircraft acquisition programs designed to meet future capacity needs. The first is a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 aircraft to replace our narrow body fleet of Boeing 727-200 aircraft. The second is an agreement to acquire 15 new Boeing 777 Freighter (“777F”) aircraft and an option to purchase an additional 15 Boeing 777F aircraft. The 777F aircraft will provide us with non-stop, point-to-point transoceanic routes with shorter flight times. See Note 5 of the accompanying unaudited condensed consolidated financial statements for further discussion of our aircraft purchase commitments.

FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site;

•	the price and availability of jet fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharge in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses;

•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, Great Britain pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;

•	our ability to maintain good relationships with our employees;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and

•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 6 of the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly reports on Form 10-Q for the quarters ended August 31, 2006 and November 30, 2006.
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

FEDERAL EXPRESS CORPORATION
Date: March 23, 2007	/s/ JAY L. COFIELD
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