Form 10-K
period 2007-05-31
FEDERAL EXPRESS CORP
filed 2007-07-13
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-7806
FEDERAL EXPRESS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-0427007
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No,)

3610 Hacks Cross Road, Memphis, Tennessee	38125
(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: (901) 369-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non- accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 9, 2007, 1,000 shares of the Registrant’s common stock were outstanding.
     The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I
ITEM 1. BUSINESS
Overview
Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ more than 143,000 employees and have approximately 53,500 drop-off locations, including at FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”) centers, 669 aircraft and approximately 53,000 vehicles and trailers in our integrated global network.
FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides sales, marketing, information technology and customer service support for us and for FedEx wholly owned subsidiaries FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Kinko’s. FedEx Services and its subsidiary FedEx Customer Information Services, Inc. provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of express and ground services and to help ensure a consistent and outstanding experience for our customers.
FedEx is focused on expanding the FedEx Kinko’s retail network, which will substantially increase customer access to our shipping services. FedEx Kinko’s has approximately 1,700 locations and offers the full range of our services at virtually all U.S. locations and is adding our shipping services at its international locations. In addition, FedEx Kinko’s offers packing services at virtually all U.S. FedEx Kinko’s Office and Print Centers, and packing supplies and boxes are included in FedEx Kinko’s retail product assortment.
Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.
Services
We offer a wide range of shipping services for delivery of packages and freight. Overnight package services are backed by money-back guarantees and extend to virtually the entire United States population. We offer three U.S. overnight delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer express freight services backed by money-back guarantees to handle the needs of the time-definite global freight market.
International express delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. We also offer a comprehensive international freight service, backed by a money-back guarantee, real-time tracking and advanced customs clearance. During 2007, we significantly increased the reach of our FedEx International Priority Freight service to cover more than 130 countries.

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
International Expansion
During 2007, FedEx made several strategic international acquisitions, each of which is expected to provide important contributions to our long-term growth, productivity and profitability:
•	In December 2006, FedEx acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for $241 million, predominantly in cash (the ANC stock was subsequently transferred to us). The acquisition of ANC allows us to better serve the United Kingdom domestic market, which we previously served primarily through independent agents.

•	In January 2007, we acquired all of the outstanding capital stock of Prakash Air Freight Pvt. Ltd. (“PAFEX”), our primary service provider in India, for $32 million in cash. The acquisition of PAFEX extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets.

•	In March 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) fifty percent share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. The acquisition converted our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses.
We are focused on further expanding our international presence, especially in key markets such as China and India. China and India are the two fastest growing major economies in the world, consistently recording gross domestic product growth rates of over 7% a year. China is already the third largest trading country in the world, behind the United States and Germany, with total foreign trade exceeding $1.7 trillion in calendar 2006.
We began serving China in 1984, and since that time, we have expanded our service to cover more than 200 cities and counties across the country — with plans to add 100 additional cities and counties over the next few years. We now employ approximately 6,000 workers in China. We have recently taken several important actions that increase our presence in China and India and bolster our leadership in the global air cargo industry. For example, in addition to the DTW Group and PAFEX acquisitions (discussed above), during 2007, we initiated a next-business-day, time-definite domestic express delivery service in China, which is available to more than 30 cities and counties throughout the country. The new China domestic express service is supported by a money-back guarantee and real-time package status tracking. Our China domestic express network relies on a hub-and-spoke system centered at the Hangzhou

Xiaoshan International Airport, located in East China’s Zhejiang Province. Other recent actions in China and India include:
•	In 2005, we launched the express air cargo industry’s first direct flight from mainland China to Europe (a daily direct flight from Shanghai to Frankfurt, Germany) as part of a new westbound around-the-world route that originates and terminates in Memphis and provides connections via the FedEx AsiaOne network to and from northern and eastern China.

•	In 2006, we launched the first overnight express link between India and China as part of our new eastbound around-the-world route, which connects Europe, India, China and Japan with our U.S. hub in Memphis.

•	In 2006, we expanded our service in India. We increased our flight frequencies in and out of India and improved connectivity between key export centers and regional hubs, resulting in improved service, especially for customers in Delhi and northern India.

•	In 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. We believe the new hub will better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.

•	In 2007, we began using four new flight frequencies into China. We now have authority to operate a total of 30 weekly flights into China, the most of any U.S.-based cargo carrier.
In support of our international expansion, we have agreed to purchase 15 Boeing 777 Freighter (“B777F”) aircraft, a new high-capacity, long-range airplane, with deliveries beginning in calendar 2009. We also hold an option to purchase an additional 15 B777F aircraft. To facilitate the use of our growing international network, we offer strong international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.
Technology
We are a world leader in technology, and our founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy.
Our technology strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx Web site, together with our customer integrated solutions.
The fedex.com Web site was launched over ten years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The FedEx Insight application provides our customers with visibility and package status of their inbound and outbound shipments. The FedEx Global Trade Manager resource enables our customers to more easily navigate the complexities of international commerce by helping them identify the documents they need in order to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides our customers with real-time access to their accounts, invoices and paid shipment details.
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
Marketing
The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:
•	The National Football League (NFL), as its “Official Delivery Service Sponsor”

•	FedExField, home of the NFL’s Washington Redskins

•	FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•	The #11 Joe Gibbs Racing Chevrolet driven by Denny Hamlin in the NASCAR NEXTEL Cup Series

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company”

•	FedExCup, a season-long points competition for PGA TOUR players

•	Pebble Beach Golf Resorts, as the official shipping company

•	National Basketball Association (NBA), as its official delivery service sponsor

•	FedExForum, the home of the NBA’s Memphis Grizzlies

•	Vodafone McLaren Mercedes Formula One team

•	French Open tennis tournament
U.S. Postal Service Agreement
Under a July 2006 agreement with the U.S. Postal Service that runs through September 2013, we provide domestic air transportation services to the U.S. Postal Service, including for its First-Class, Priority and Express Mail. We also have approximately 5,000 drop boxes at U.S. Post Offices in approximately 340 metropolitan areas and provide transportation and delivery for the U.S. Postal Service’s international delivery service called Global Express Guaranteed (GXG).

Pricing
We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2007, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Kinko’s or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Kinko’s or FedEx Authorized ShipCenter location. We offer our customers discounts generally based on actual or potential average daily revenue produced.
We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2007 was based on the spot price for jet fuel published for April 2007. Changes to our fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable.
Operations
Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub facility, which we are significantly expanding, is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland, and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. We are building a new regional hub in Greensboro, North Carolina, which is scheduled to begin operations in calendar 2009.
Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets. In 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009.
Throughout our worldwide network, we operate city stations and employ a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K under the caption “Sorting and Handling Facilities.” In some international areas, Global Service Participants have been selected to complete deliveries and to pick up packages.
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

Fuel Supplies and Costs
During 2007, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”
The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

		Percentage of Total
Fiscal Year	Total Cost (in millions)	Revenues
2007	$2,639	11.7%
2006	2,497	11.7
2005	1,780	9.2
2004	1,160	6.7
2003	1,058	6.5
Approximately 10% of our requirement for vehicle fuel is purchased in bulk. The remainder of our requirement is satisfied by retail purchases with various discounts.
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
Employees
We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2007, we employed approximately 93,000 permanent full-time and 50,000 permanent part-time employees, of which approximately 16% are employed in the Memphis area. Our international employees in the aggregate represent approximately 25% of all employees. We believe our relationship with our employees is excellent.
Our pilots, who are represented by the Air Line Pilots Association, International (“ALPA”), are employed under a four-year collective bargaining agreement that took effect on October 30, 2006. Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees.

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
The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. We hold various certificates issued by the DOT, authorizing us to engage in U.S. and international air transportation of property and mail on a worldwide basis. Our international authority permits us to carry cargo and mail from points in our U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair our ability to operate our air network in the most efficient manner.
Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. In May 2006, the TSA adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we have filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.
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
ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 30 through 33 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2007, our aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft) (l)
Boeing MD11	30	28	58		164,200
Boeing MD10-30 (2)	5	2	7		114,200
Boeing DC10-30	6	7	13		114,200
Boeing MD10-10 (2)	49	—	49		113,100
Boeing DC10-10	12	2	14	(3)	113,100
Airbus A300-600	24	36	60	(4)	85,600
Airbus A310-200/300	50	16	66		61,900
Boeing B757-200	4	—	4	(5)	45,800
Boeing B727-200	85	9	94		38,200
Boeing B727-100	1	—	1		27,700
ATR 72-202	13	—	13	(6)	18,000
ATR 42-300/320	29	—	29		12,000
Fokker F27-500	2	—	2		13,500
Fokker F27-600	6	—	6		13,800
Cessna 208B	243	—	243		3,400
Cessna 208A	10	—	10		3,000

Total	569	100	669

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	The MD10-30s and MD10-l0s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)	Includes 7 aircraft not currently in operation and awaiting conversion to MD10 configuration.

(4)	Includes 5 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(5)	Includes 4 aircraft not currently in operation — 1 awaiting completion of passenger-to-freighter modification and 3 in storage.

(6)	Includes 3 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet our cargo requirements. The DC10s come in two models, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.

•	The B757s are two-engine aircraft configured for cargo service.

•	The B727s are three-engine aircraft configured for cargo service.

•	The Fokker F27, Cessna 208 and ATR turbo-prop aircraft are leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.
An inventory of spare engines and parts is maintained for each aircraft type.
In addition, we “wet lease” approximately 45 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2007, we operated approximately 53,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2007, with the year of expected delivery:

	A300	A310	B757	B777F	Total
2008	9	2	7	—	18
2009	3	—	13	—	16
2010	—	—	4	6	10
2011	—	—	3	9	12
2012	—	—	3	—	3
Thereafter	—	—	—	—	—

Total	12	2	30	15	59

Deposits and progress payments of $109 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Also see Note 13 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2007, we operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour) (1)	Lessor	Year
National

Memphis, Tennessee	518	3,367,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	215	1,895,000	192,000	Indianapolis Airport Authority	2028

Regional

Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2010

Oakland, California	74	320,000	54,000	City of Oakland	2011

Metropolitan

Chicago, Illinois	51	419,000	52,000	City of Chicago	2018

Los Angeles, California	23	305,000	57,000	City of Los Angeles	2009

International

Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	54,000	Aeroports de Paris	2029

Subic Bay, Philippines (4)	18	316,000	22,000	Subic Bay Metropolitan Authority	2010

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

Our primary sorting facility, which serves as the center of our multiple hub-and-spoke system, is located at the Memphis International Airport. Our facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. We lease these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates us to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The lease is subordinate to, and our rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government.
We have international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami.
Administrative and Other Properties and Facilities
Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus, which comprises eight separate buildings with approximately 1.1 million square feet of space, houses approximately 1,800 employees. We also lease approximately 30 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.
We own or lease approximately 665 facilities for city station operations in the United States. In addition, approximately 740 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2007, we had approximately 42,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2007, we also had approximately 10,500 FedEx Authorized ShipCenters and FedEx ShipSites, which are drop-off locations situated within certain retailers, such as FedEx Kinko’s, OfficeMax and Staples. Internationally, we have approximately 2,000 drop-off locations.
ITEM 3. LEGAL PROCEEDINGS
FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 14 of the accompanying consolidated financial statements.
In June 2006, we received a grand jury subpoena for the production of documents in connection with an ongoing criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In December 2006, we received a formal request for certain information and documents in connection with an ongoing civil investigation by the Directorate General for Competition of the European Commission (“EC”) into possible anti-competitive behavior relating to air freight transportation services in Europe. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requiring us to provide certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Management’s discussion and analysis of results of operations and financial condition is presented on pages 22 through 33 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 64 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 9, 2007 thereon, are presented on pages 36 through 63 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 34 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented on page 35 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Of the fees Ernst & Young LLP billed FedEx for services provided during 2007 and 2006, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2007	2006
Audit fees	$8,030	$8,211
Audit-related fees	426	332
Tax fees	597	342
All other fees	9	13

Total	$9,062	$8,898

•	Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•	Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2007 and 2006 include fees primarily for benefit plan audits.

•	Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $15,000 and $34,000 in 2007 and 2006, respectively.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2007 and 2006 include fees for online technical resources.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 9, 2007 thereon, are listed on page 21 and presented on pages 36 through 63 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 9, 2007 thereon, is presented on pages 65 through 66 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-3 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 12, 2007	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2007
/s/ CATHY D. ROSS Cathy D. Ross	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 12, 2007
/s/ JAY L. COFIELD Jay L. Cofield	Vice President and Worldwide Controller (Principal Accounting Officer)	July 12, 2007
/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 12, 2007
/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 12, 2007
/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President and President — International and Director	July 12, 2007
/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 12, 2007
/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 12, 2007

Signature	Capacity	Date
/s/ WILLIAM J. LOGUE* William J. Logue	Executive Vice President — U.S. Operations and Systems Support and Director	July 12, 2007
/s/ CHRISTINE P. RICHARDS* Christine P. Richards	Director	July 12, 2007

* By:	/s/ JAY L. COFIELD	July 12, 2007
Jay L. Cofield
Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW OF FINANCIAL SECTION
The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2007 results compared to 2006, and 2006 results compared to 2005. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2008. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2007 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.
DESCRIPTION OF BUSINESS
FedEx Express is the world’s largest express transportation company. FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information support, primarily for FedEx Express and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”). Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express U.S. and FedEx Ground customer information were moved from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”). The costs of providing these customer service functions are allocated back to FedEx Express and FedEx Ground as described below.
The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation primarily of salaries and benefits, depreciation and other costs for the sales, marketing and information technology support provided to us by FedEx Services. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the cost of providing these functions. In addition, “Intercompany charges” includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing these functions. For 2007, “Intercompany charges” includes allocated charges from FCIS for credit collections and customer service functions. Prior year amounts have not been reclassified to conform to the current year presentation, as the financial results are materially comparable.
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates that we believe approximate fair value and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the FedEx consolidated results and are not separately identified in the following financial information, as the amounts are not material.
The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services;
•	the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;
•	the mix of services purchased by our customers;
•	the prices we obtain for our services, as measured by average revenue per shipment (yield);
•	our ability to manage our cost structure for capital expenditures and operating expenses and to match our cost structure to shifting volume levels; and
•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2007 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2007	2006	2005	2007/2006		2006/2005
Revenues:
Package:
U.S. overnight box	$6,485	$6,422	$5,969	1		8
U.S. overnight envelope	1,990	1,974	1,798	1		10
U.S. deferred	2,883	2,853	2,799	1		2

Total U.S. domestic package revenue	11,358	11,249	10,566	1		6
International Priority (IP) (1)	6,722	6,139	5,464	9		12

Total package revenue	18,080	17,388	16,030	4		8
Freight:
U.S.	2,412	2,218	1,854	9		20
International priority freight (1)	1,045	840	670	24		25
International airfreight	394	434	381	(9)		14

Total freight revenue	3,851	3,492	2,905	10		20
Other (2)	596	416	429	43		(3)

Total revenues	22,527	21,296	19,364	6		10
Operating expenses:
Salaries and employee benefits	8,051 (3)	7,861	7,540	2		4
Purchased transportation	1,097	969	865	13		12
Rentals and landing fees	1,598	1,684 (4)	1,597	(5)		5
Depreciation and amortization	845	792	785	7		1
Fuel	2,946	2,786	2,012	6		38
Maintenance and repairs	1,440	1,340	1,272	7		5
Airline Stabilization Act charge	—	—	48	NM		NM
Intercompany charges	2,076	1,538	1,505	35		2
Other	2,561	2,596	2,349	(1)		11

Total operating expenses	20,614	19,566	17,973	5		9

Operating income	$1,913	$1,730	$1,391	11		24

Operating margin	8.5%	8.1%	7.2%	40	bp	90	bp

Other income (expense):
Interest expense	(40)	(54)	(73)	(26)		(26)
Interest income	213	104	45	105		131
Other, net	(102)	(46)	(58)	122		(21)

	71	4	(86)	NM		NM

Income before income taxes	1,984	1,734	1,305	14		33

Provision for income taxes	733	648	482	13		34

Net income	$1,251	$1,086	$823	15		32

(1)	We reclassified certain prior period international priority freight service revenues previously included within IP package revenues to international priority freight revenues to conform to the current period presentation and more precisely present the nature of the services provided.

(2)	Other revenues includes our international domestic express businesses, such as ANC, DTW Group and our Canadian domestic express operations. See our discussion of acquisitions in the “Business Acquisitions” section of this MD&A.

(3)	Includes a $143 million charge for signing bonuses and other upfront compensation associated with a new four-year labor contract with our pilots.

(4)	Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2007	2006	2005	2007/2006	2006/2005
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,174	1,203	1,184	(2)	2
U.S. overnight envelope	706	713	680	(1)	5
U.S. deferred	898	901	958	—	(6)

Total U.S. domestic ADV	2,778	2,817	2,822	(1)	—
IP (1)	487	466	433	5	8

Total ADV	3,265	3,283	3,255	(1)	1

Revenue per package (yield):
U.S. overnight box	$21.66	$20.94	$19.77	3	6
U.S. overnight envelope	11.06	10.86	10.37	2	5
U.S. deferred	12.59	12.42	11.46	1	8
U.S. domestic composite	16.04	15.66	14.69	2	7
IP (1)	54.13	51.64	49.47	5	4
Composite package yield	21.72	20.77	19.31	5	8

Freight Statistics
Average daily freight pounds:
U.S.	9,569	9,374	8,885	2	6
International priority freight (1)	1,878	1,634	1,395	15	17
International airfreight	1,831	2,126	1,914	(14)	11

Total average daily freight pounds	13,278	13,134	12,194	1	8

Revenue per pound (yield):
U.S.	$0.99	$0.93	$0.82	6	13
International priority freight (1)	2.18	2.02	1.88	8	7
International airfreight	0.84	0.80	0.78	5	3
Composite freight yield	1.14	1.04	0.93	10	12

(1)	We reclassified certain prior period international priority freight service statistics previously included within the IP package statistics to international priority freight statistics to conform to the current period presentation and more precisely present the nature of the services provided.
Revenues
Solid yield growth primarily due to pricing discipline contributed to the revenue growth in 2007, despite flat package volume growth. Package revenue growth in 2007 was driven by IP revenues, which grew 9% on yield growth of 5% as a result of yield improvements across all regions and a 5% increase in volumes due to IP volume growth in U.S. outbound, Asia and Europe, as we continued to focus on expanding this service. Also contributing to revenue growth in 2007 were increases in other revenues primarily due to our acquisition of ANC Holdings Ltd. (“ANC”) and increases in freight revenues due to higher U.S. and international priority freight volumes. U.S. domestic package revenues increased 1% as a result of yield improvements, partially offset by a decrease in volumes.
IP yield increased during 2007 as a result of favorable exchange rates, higher package weights and an increase in the average rate per pound. U.S. domestic composite yield increases in 2007 were due to an increase in the average rate per pound, partially offset by changes in product mix and lower package weights. U.S. freight yield increased in 2007 due to an increase in the average rate per pound and higher fuel surcharges.
IP volume growth in 2007 was primarily due to increased demand in the U.S. outbound, Asia and Europe markets. U.S. domestic package volumes decreased during 2007 primarily due to the moderating growth rate of the U.S. economy.

Revenues increased in 2006 due to yield improvements and volume growth in IP services (particularly in Asia, U.S. outbound and Europe). U.S. domestic package and U.S. freight revenue growth also contributed to the revenue increase for 2006. U.S. volumes were flat compared to the prior year, as growth in our U.S. domestic overnight services was offset by declines in deferred volumes that resulted from yield management actions.
IP yield increased during 2006 due to higher fuel surcharges and increases in international average weight per package and average rate per pound. U.S. domestic composite yield increases were due to higher fuel surcharges and improved yields on U.S. domestic deferred packages. Improvements in U.S. domestic deferred yield resulted from our continued efforts to improve the profitability of this service. U.S. freight yield increases were due to an increase in average rate per pound and higher fuel surcharges.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows, for the years ended May 31:

	2007	2006	2005
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.50%	10.50%	6.00%
High	17.00	20.00	13.00
Weighted-average	12.91	13.69	9.05

International Fuel Surcharges:
Low	8.50	10.00	3.00
High	17.00	20.00	13.00
Weighted-average	12.98	12.73	8.45
Operating Income
Despite slower overall revenue growth, operating income and operating margin increased in 2007. Increases in operating income and margin in 2007 resulted from growth in IP services and were partially offset by costs associated with the ratification of a new labor contract with our pilots. Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation. Year-over-year results in 2007 were positively affected by a $75 million charge in 2006 to adjust the accounting for certain facility leases.
The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our various fuel surcharges continue to impact our results. Fuel costs increased during 2007 due to an increase in the average price per gallon of fuel. Because of the timing lag that exists between when we purchase fuel and when our fuel surcharges are automatically adjusted, fuel surcharges were not sufficient to offset the effect of changes in fuel costs on our operating results for 2007, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Though fluctuations in fuel surcharge rates can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services purchased, the base price and other extra service fees we obtain for these services and the level of pricing discounts offered.
Salaries and employee benefits increased in 2007 primarily as a result of the new labor contract with our pilots. Purchased transportation costs increased 13% in 2007 due to IP volume growth, which required a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. We use purchased transportation in markets where we do not have a direct presence or to meet short-term capacity needs. Maintenance and repairs increased 7% in 2007 primarily due to higher aircraft maintenance expenses for various airframes and Airbus A300 engines. The 5% decrease in rentals and landing fees in 2007 was attributable to the one-time adjustment for leases in 2006 described above. Intercompany charges increased 35% in 2007 due to allocations as a result of moving the FCIS organization to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.
During 2007, we terminated our agreement with Airbus for the purchase of A380 aircraft and in March 2007 entered into a separate settlement agreement with Airbus that, among other things, provides us with credit memoranda applicable to the purchase of goods and services in the future. The net impact of this settlement was immaterial to our 2007 results and was recorded as an operating gain during the fourth quarter of 2007.
Operating income grew significantly in 2006 as a result of strong revenue growth and improved operating margin. Volume growth in higher margin U.S. domestic overnight and IP services contributed to yield improvements. Improved yields, combined with productivity gains and cost containment, allowed us to improve operating margin in 2006. Revenue and margin growth for 2006 more than offset the one-time adjustment for leases and costs associated with two new around-the-world flights.
In 2006, salaries and benefits increased primarily due to higher pension costs and wage rates. Fuel costs were higher in 2006 primarily due to an increase in the average price per gallon of jet fuel, while gallons consumed increased slightly, primarily related to the two new around-the-world flights. However, our fuel surcharges substantially mitigated the impact of higher jet fuel prices. Purchased transportation costs increased in 2006, though at a slower rate than in 2005, driven by IP volume growth, which required a higher utilization of contract pickup and delivery services. Rentals and landing fees increased in 2006, primarily due to the one-time adjustment for leases of $75 million.
Lease Accounting Charge
Our results for 2006 included a noncash charge of $75 million to adjust the accounting for certain facility leases. The charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
Airline Stabilization Act Charge
In 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of the FedEx Express claim for compensation under the Air Transportation Safety and System Stabilization Act. As a result, we recorded a charge of $48 million in 2005, representing the DOT’s repayment demand of $29 million and the write-off of a $19 million receivable.
Other Income and Expense and Income Taxes
Net interest income increased $109 million during 2007 primarily due to increased interest income related to higher intercompany receivable balances, along with higher interest rates. Interest expense decreased $14 million in 2007 primarily due to the conclusion of various tax audits. Interest income increased in 2006 primarily due to increased intercompany interest income related to higher interest on intercompany receivables. Interest expense decreased in 2006 due to additional capitalized interest resulting from significant increases in the number of aircraft undergoing modifications and a reduction in the level of outstanding debt and capital leases as a result of scheduled payments.

Our effective tax rate was 36.9% in 2007, 37.4% in 2006 and 36.9% in 2005. Our 2007 tax rate was favorably impacted by the conclusion of various state and federal tax audits and appeals. This favorable impact was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China (described below). The 36.9% effective tax rate in 2005 was favorably impacted by a lower effective state tax rate. For 2008, we expect our effective tax rate to be between 37.5% and 38%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Business Acquisitions
On December 16, 2006, FedEx acquired all of the outstanding capital stock of ANC, a United Kingdom domestic express transportation company, for $241 million, predominantly in cash. The stock was subsequently transferred to us through a contribution of capital of $198 million, with the remaining purchase price amount due from us to FedEx as a note payable of approximately $43 million. This acquisition allows us to better serve the United Kingdom domestic market, which we previously served primarily through independent agents.
On March 1, 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. This acquisition converts our joint venture with DTW Group into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. Prior to the fourth quarter of 2007, we accounted for our investment in the joint venture under the equity method.
The financial results of the ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, are included in our financial results from the date of acquisition. These acquisitions were not material to our results of operations or financial condition.
We paid the purchase price for these acquisitions from available cash balances, which included the net proceeds from FedEx’s $1 billion senior unsecured debt offering completed during 2007.
See Note 3 of the accompanying consolidated financial statements for further information about these acquisitions.
Outlook
We expect moderate revenue growth in 2008, as growth in both IP and domestic package services will continue to slow as a result of the softening U.S. economy and declining growth outside the U.S. The majority of the revenue increase in 2008 will be provided by IP services, as we continue to focus on growing our service offerings in international markets, particularly China and Europe. Our international domestic revenue is projected to increase in 2008 due to the full-year benefit of 2007 acquisitions such as ANC and DTW Group and the expansion of our China domestic service.
Operating income and operating margin are expected to improve in 2008 despite the soft U.S. economy due to continued cost containment and productivity improvements. Capital expenditures are expected to be higher in 2008 due to investments in equipment and facilities necessary to support projected long-term volume growth, as well as continued investments in China. In March 2006, we broke ground on a new $150 million Asia-Pacific hub in the southern China city of Guangzhou. This hub is planned to be operational in 2009. Aircraft-related capital and expense outlays, including support of our Boeing 757 program and the new Boeing 777 Freighter fleet, are expected to approximate 2007 spending levels. We will continue to make strategic investments despite short-term economic softness.

We operate in a competitive pricing environment, exacerbated by continuing volatile fuel prices. Historically, our fuel surcharges have generally been sufficient to offset incremental fuel costs; however, volatility in fuel costs may impact earnings because adjustments to our fuel surcharges lag changes in actual fuel prices paid. Therefore, the trailing impact of adjustments to our fuel surcharges can affect our earnings.
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
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements, which were issued or became effective for us during 2007, are relevant to the readers of our financial statements.
We participate in the share-based compensation plans of our parent, FedEx. On June 1, 2006, our parent company, FedEx, adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. As a result, compensation expense was charged to us by FedEx for awards granted to our employees. For additional information on the impact of the adoption of SFAS 123R, refer to Note 1 to the accompanying consolidated financial statements.
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain employee groups and other pension plans covering certain of our international groups. On May 31, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income of unrecognized gains or losses, prior service costs or credits and transition assets or obligations existing at the time of adoption. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a February 28 measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009).
The adoption of SFAS 158 had an immaterial impact to our financial position. For additional information on the impact of the adoption of SFAS 158, refer to Note 1 to the accompanying consolidated financial statements.
In February 2007, FedEx announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Effective May 31, 2008, benefits previously accrued under our primary pension plans using a traditional pension benefit formula will be capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These changes will not affect the benefits of current retirees. For additional information on the adoption of SFAS 158 and these changes, see Note 9 to the accompanying audited financial statements and the FedEx Annual Report on Form 10-K for the year ended May 31, 2007.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx Express in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for FedEx Express in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation.
RISK FACTORS
Our financial and operating results are subject to many risks and uncertainties, as described below.
Our business depends on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and ethics. The FedEx brand name and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of the FedEx brand.
We rely heavily on technology to operate our transportation network, and any disruption to FedEx’s technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers. Any disruption to the Internet or FedEx’s technology infrastructure, including those impacting FedEx’s computer systems and Web site, could adversely impact our customer service and our volumes and revenues and result in increased costs. While FedEx has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate FedEx from technology disruptions and the resulting adverse effect on our operations and financial results.
Our business is capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other capital to support our transportation network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. If we miss our projections, we could end up with too much or too little capacity relative to our shipping volumes.
We face intense competition. The express transportation market is both highly competitive and sensitive to price and service. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete very effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share.
If FedEx and we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on FedEx’s and our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 we made strategic acquisitions in China, the United Kingdom and India. While we expect these acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all. There can be no assurance that our acquisitions will be successful or that we can continue to support the value we allocate to acquired businesses, including their goodwill.
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
Increased security requirements could impose substantial costs on us. As a result of increased concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in May 2006, the U.S. Transportation Security Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we have filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.
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

We are also subject to risks and uncertainties that affect many other businesses, including:
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation, including tax, accounting, labor or environmental rules;
•	our ability to manage our cost structure for capital expenditures and operating expenses and match them to shifting customer volume levels;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, Great Britain pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;
•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations.
We are directly affected by the state of the economy. While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-

economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook” and the “Retirement Plans” note to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in FedEx’s and our press releases and other SEC filings.
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

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and a properly staffed, professional internal audit department at FedEx. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct deficiencies identified. Our procedures for financial reporting include the active involvement of senior management, FedEx’s Audit Committee and our staff of highly qualified financial and legal professionals.
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2007.
Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Federal Express Corporation maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Federal Express Corporation maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2007 and 2006, and related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2007 of Federal Express Corporation and our report dated July 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 9, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2007 and 2006, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective May 31, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federal Express Corporation’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 9, 2007

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
ASSETS

	May 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$257	$217
Receivables, less allowances of $61 and $105	1,429	2,860
Spare parts, supplies and fuel, less allowances of $156 and $150	269	251
Deferred income taxes	404	422
Due from other FedEx subsidiaries	432	11
Prepaid expenses and other	125	65

Total current assets	2,916	3,826

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	9,593	8,611
Package handling and ground support equipment	2,008	1,947
Vehicles	1,729	1,647
Computer and electronic equipment	654	709
Facilities and other	2,921	2,637

	16,905	15,551
Less accumulated depreciation and amortization	8,988	8,599

Net property and equipment	7,917	6,952

OTHER LONG-TERM ASSETS
Due from parent company	3,832	3,049
Goodwill	901	343
Intangible and other assets	466	556

Total other long-term assets	5,199	3,948

	$16,032	$14,726

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)
LIABILITIES AND OWNER’S EQUITY

	May 31,
	2007	2006
CURRENT LIABILITIES
Current portion of long-term debt	$88	$146
Accrued salaries and employee benefits	824	855
Accounts payable	1,329	1,292
Accrued expenses	931	942
Due to parent company and other FedEx subsidiaries	265	310

Total current liabilities	3,437	3,545

LONG-TERM DEBT, LESS CURRENT PORTION	745	828

OTHER LONG-TERM LIABILITIES
Deferred income taxes	705	656
Pension, postretirement healthcare and other benefit obligations	669	684
Self-insurance accruals	569	541
Deferred lease obligations	606	623
Deferred gains, principally related to aircraft transactions	341	371
Other liabilities	55	46

Total other long-term liabilities	2,945	2,921

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	484	298
Retained earnings	8,373	7,122
Accumulated other comprehensive income	48	12

Total owner’s equity	8,905	7,432

	$16,032	$14,726

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2007	2006	2005
REVENUES	$22,527	$21,296	$19,364
OPERATING EXPENSES:
Salaries and employee benefits	8,051	7,861	7,540
Purchased transportation	1,097	969	865
Rentals and landing fees	1,598	1,684	1,597
Depreciation and amortization	845	792	785
Fuel	2,946	2,786	2,012
Maintenance and repairs	1,440	1,340	1,272
Intercompany charges, net	2,076	1,538	1,505
Other	2,561	2,596	2,397

	20,614	19,566	17,973

OPERATING INCOME	1,913	1,730	1,391

OTHER INCOME (EXPENSE):
Interest expense	(40)	(54)	(73)
Interest income	213	104	45
Other, net	(102)	(46)	(58)

	71	4	(86)

INCOME BEFORE INCOME TAXES	1,984	1,734	1,305

PROVISION FOR INCOME TAXES	733	648	482

NET INCOME	$1,251	$1,086	$823

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,251	$1,086	$823
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	845	790	785
Provision for uncollectible accounts	80	82	68
Deferred income taxes and other noncash items	(59)	108	(1)
Lease accounting charge	—	75	—
Changes in operating assets and liabilities:
Receivables	1,446	(191)	(204)
Other current assets	(476)	(48)	(15)
Accounts payable and other operating liabilities	(132)	340	228
Other, net	4	(31)	(23)

Cash provided by operating activities	2,959	2,211	1,661

INVESTING ACTIVITIES
Capital expenditures	(1,667)	(1,402)	(1,189)
Proceeds from asset dispositions	25	31	—
Business acquisitions, net of cash acquired	(347)	—	—

Cash used in investing activities	(1,989)	(1,371)	(1,189)

FINANCING ACTIVITIES
Principal payments on debt	(147)	(108)	(173)
Net payments to parent company	(783)	(772)	(316)

Cash used in financing activities	(930)	(880)	(489)

CASH AND CASH EQUIVALENTS

Net increase (decrease) in cash and cash equivalents	40	(40)	(17)
Cash and cash equivalents at beginning of period	217	257	274

Cash and cash equivalents at end of period	$257	$217	$257

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Capital	Earnings	Income (Loss)	Owner’s Equity
Balance at May 31, 2004	$—	$298	$5,213	$(33)	$5,478
Net income	—	—	823	—	823
Foreign currency translation adjustment, net of deferred taxes of $4	—	—	—	22	22
Minimum pension liability adjustment, net of deferred tax benefit of $2	—	—	—	(4)	(4)

Total comprehensive income					841

Balance at May 31, 2005	—	298	6,036	(15)	6,319

Net income	—	—	1,086	—	1,086
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	22	22
Minimum pension liability adjustment, net of deferred taxes of $3	—	—	—	5	5

Total comprehensive income					1,113

Balance at May 31, 2006	—	298	7,122	12	7,432

Net income	—	—	1,251	—	1,251
Foreign currency translation adjustment, net of deferred taxes of $6	—	—	—	27	27
Minimum pension liability adjustment, net of deferred taxes of $3	—	—	—	(11)	(11)

Total comprehensive income					1,267

Retirement plans liability adjustment in connection with the adoption of SFAS 158, net of deferred taxes of $14	—	—	—	20	20
Contribution by parent company of acquisition of ANC Holdings Ltd.	—	198	—	—	198
Dividend to parent company associated with the formation of FCIS	—	(12)	—	—	(12)

Balance at May 31, 2007	$—	$484	$8,373	$48	$8,905

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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2007 or ended May 31 of the year referenced.
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
Certain of our revenue-producing transactions are subject to taxes assessed by governmental authorities, such as sales tax. We present these taxes on a net basis.
ACCOUNTS RECEIVABLE ARRANGEMENT. Effective June 1, 2006, we entered into an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a newly formed subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables from our U.S. customers, while we continue to recognize revenue for the transportation services provided. At May 31, 2007, the “Due from other FedEx subsidiaries” line item (within current assets) included $417 million due to us associated with trade receivables recorded by FCIS under this arrangement. At May 31, 2007, our net receivables recorded by FCIS totaled approximately $1.3 billion. Additionally, prior to June 1, 2006, we recorded and collected receivables associated with FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx SmartPost, Inc. (“FedEx SmartPost”), wholly owned subsidiaries of FedEx, under a consolidated billing option offered to our customers, while the revenue was recognized by the operating company performing the transportation functions. At May 31, 2006, the net customer balances for transportation services performed by FedEx Ground and FedEx SmartPost were reflected in trade receivables on our balance sheet and totaled $446 million. Subsequent to June 1, 2006, these receivables are being recorded and collected by FCIS.
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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $91 million in 2007, $82 million in 2006 and $76 million in 2005. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges, net” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.
CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts are reported at weighted-average cost. Supplies and fuel are reported at standard cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.
PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over the estimated remaining useful lives of the aircraft. Gains and losses on sales of property used in operations are classified with depreciation and amortization.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is generally computed using accelerated methods. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2007	2006
Wide-body aircraft and related equipment	15 to 25 years	$5,391	$4,669
Narrow-body and feeder aircraft and related equipment	5 to 15 years	352	368
Package handling and ground support equipment	5 to 30 years	435	405
Vehicles	5 to 10 years	423	411
Computer and electronic equipment	5 to 10 years	148	115
Facilities and other	2 to 30 years	1,168	984
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our aircraft and other equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $834 million in 2007, $786 million in 2006 and $783 million in 2005. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $32 million in 2007, $27 million in 2006 and $13 million in 2005.
IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. We operate an integrated transportation network, and accordingly, cash flows cannot be associated with an individual asset for our analysis of impairment.
PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Currently, our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, rate of return, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. Generally, we do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain employee groups and other pension plans covering certain of our international groups. On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other Financial Accounting Standards Board (“FASB”) Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses, prior service costs or credits and transition assets or obligations existing at the time of adoption. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). The impact of adopting the measurement date provision on our financial statements will depend on the funded status of the plans at the date of adoption.
The application of SFAS 158 to plans sponsored by us resulted in a $16 million increase to owner’s equity at May 31, 2007 through AOCI. Under SFAS 158, we were required to write off our prepaid pension asset of $25 million and our intangible pension asset of $2 million and decrease our pension and other postretirement benefit liabilities by $55 million. These adjustments, net of deferred taxes of $12 million, were required to recognize the unfunded projected benefit obligation in our balance sheet. SFAS 158 has no impact on the determination of expense for our pension and other postretirement benefit plans.
In February 2007, FedEx announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Effective May 31, 2008, all benefits previously accrued under our primary pension plans using a traditional pension benefit formula will be capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account (as described in Note 9). These changes will not affect the benefits of current retirees.
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
We have not recognized deferred taxes for U.S. federal income taxes on foreign subsidiaries’ earnings that are deemed to be permanently reinvested and such taxes associated with these earnings are not material. Pretax earnings of foreign operations were approximately $622 million in 2007, $596 million in 2006 and $591 million in 2005, which represent only a portion of total results associated with international shipments.
SELF-INSURANCE ACCRUALS. We are primarily self-insured for workers’ compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability benefits. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.
LEASES. We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage principally related to aircraft leases. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Intangible and other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.
DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains were related to aircraft transactions.
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the results of operations. Cumulative net foreign currency translation gains and in accumulated other comprehensive loss were $55 million at May 31, 2007, $28 million at May 31, 2006 and $6 million at May 31, 2005.
AIRLINE STABILIZATION ACT CHARGE. In 2005, the United States Department of Transportation (“DOT”) issued a final order in its administrative review of our claim for compensation under the Air Transportation Safety and System Stabilization Act. We recorded a charge of $48 million in 2005, representing the repayment of $29 million that we had previously received and the write-off of a $19 million receivable that we concluded was no longer collectible.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. In October 2006, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation. The effect of this new agreement on second quarter 2007 net income was approximately $78 million after tax.

STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. On June 1, 2006, FedEx adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, FedEx applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of FedEx’s common stock at the date of grant.
FedEx adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $28 million in 2007, $12 million in 2006 and $11 million in 2005. The impact of adopting SFAS 123R for the year ended May 31, 2007 was approximately $20 million ($15 million, net of tax).
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements, which were issued or became effective for us during 2007, are relevant to the readers of our financial statements.
In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx Express in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for FedEx Express in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation.
NOTE 3: BUSINESS COMBINATIONS
On December 16, 2006, FedEx acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”), a United Kingdom domestic express transportation company, for $241 million, predominantly in cash. The stock was subsequently transferred to us through a contribution of capital of $198 million, with the remaining purchase price amount due from us to FedEx as a note payable of approximately $43 million. This acquisition allows us to better serve the United Kingdom domestic market, which we previously served primarily through independent agents.
On March 1, 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. This acquisition converts our joint venture with DTW Group into a wholly owned subsidiary and increases our presence in China in the international and domestic express businesses. Prior to the fourth quarter of 2007, we accounted for our investment in the joint venture under the equity method.
The financial results of the ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, are included in our financial results from the date of acquisition. These acquisitions were not material to our results of operations or financial condition. The portion of the purchase price allocated to goodwill and other identified intangible assets for the ANC and DTW Group acquisitions will generally be deductible for U.S. tax purposes over 15 years.
Pro forma results of these acquisitions, individually or in the aggregate, would not differ materially from reported results in any of the periods presented. Our accompanying balance sheet reflects the following preliminary allocations of the purchase price for the ANC and DTW Group acquisitions (in millions):

	ANC	DTW Group
Current assets	$68	$54
Property and equipment	20	16
Intangible assets	49	17
Goodwill	168	348
Other assets	2	10
Current liabilities	(56)	(18)
Long-term liabilities	(10)	—

Total purchase price	$241	$427

While the purchase price allocations are substantially complete and we do not expect any material adjustments, we may make adjustments to the purchase price allocations as refinements to estimates are deemed necessary. These acquisitions included the impact of foreign currency fluctuations from the execution of the purchase agreement to the actual closing date. The impact of these foreign currency fluctuations was immaterial to these transactions.
The intangible assets acquired in the ANC acquisition consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of up to 12 years, with the majority of the amortization recognized during the first four years. The intangible assets acquired in the DTW Group acquisition relate to the reacquired rights for the use of certain FedEx technology and service marks. These intangible assets will be amortized over their estimated useful lives of approximately two years.
NOTE 4: GOODWILL AND INTANGIBLES
The ANC and DTW Group acquisitions, as well as other immaterial business acquisitions during 2007, contributed approximately $549 million in goodwill and approximately $70 million in intangible assets for the year ended May 31, 2007.

Our intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2007			May 31, 2006
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$51	$(5)	$46	$—	$—	$—
Contract related	73	(57)	16	73	(52)	21
Technology related and other	19	(2)	17	—	—	—

Total	$143	$(64)	$79	$73	$(52)	$21

Amortization expense for intangible assets was $12 million in 2007, $5 million in 2006 and $5 million in 2005. Estimated amortization expense for the next five years is as follows (in millions):

2008	$23
2009	20
2010	13
2011	7
2012	5
NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2007	2006
Accrued Salaries and Employee Benefits
Salaries	$184	$164
Employee benefits	256	334
Compensated absences	384	357

	$824	$855

Accrued Expenses
Self-insurance accruals	$354	$361
Taxes other than income taxes	253	251
Other	324	330

	$931	$942

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of our long-term debt (net of discounts) were as follows (in millions):

	May 31,
	2007	2006
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.60%, due in 2098	239	239
Medium term notes
Interest rate of 9.95%, due in 2007	—	18

	539	557

Capital lease obligations	294	292
Other debt, interest rate of 4.03%	—	125

	833	974
Less current portion	88	146

	$745	$828

There are no scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2007.
Long-term debt, exclusive of capital leases, had carrying values of $539 million at May 31, 2007 and $682 million at May 31, 2006, compared with estimated fair values of $602 million at May 31, 2007 and $777 million at May 31, 2006. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
Our other debt at May 31, 2006 included $118 million related to leases for two MD-11 aircraft that were consolidated under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” These assets were held by a separate entity, which was established to lease these aircraft to us, and was owned by independent third parties who provide financing through debt and equity participation. We purchased the aircraft in March 2007, extinguishing this debt.
FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2007 of $468 million issued on our behalf by FedEx. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.
Our capital lease obligations primarily include leases for aircraft and facilities. Our facility leases include leases that guarantee repayment of certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreement.
NOTE 7: LEASES
We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2039. We leased approximately 15% of our total aircraft fleet under capital or operating leases as of May 31, 2007. In addition, supplemental aircraft are leased by us under agreements that generally provide for cancellation upon 30 days notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2007	2006
Aircraft	$115	$114
Package handling and ground support equipment	165	167
Vehicles	20	34
Other, principally facilities	133	131

	433	446
Less accumulated amortization	301	306

	$132	$140

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2007	2006	2005
Minimum rentals	$1,226	$1,270	$1,206
Contingent rentals (1)	171	190	165

	$1,397	$1,460	$1,371

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases at May 31, 2007 is as follows (in millions):

Capital
Leases
2008	$101
2009	12
2010	95
2011	6
2012	6
Thereafter	118

338
Less amount representing interest	44

Present value of net minimum lease payments	$294

A summary of future minimum lease payments under non-cancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total
2008	$584	$540	$1,124
2009	555	451	1,006
2010	544	374	918
2011	526	314	840
2012	504	267	771
Thereafter	3,430	2,267	5,697

	$6,143	$4,213	$10,356

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2007 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.
Our results for 2006 included a noncash charge of $75 million to adjust the accounting for certain facility leases. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
NOTE 8: INCOME TAXES
Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2007	2006	2005
Current provision
Domestic:
Federal	$493	$374	$336
State and local	33	29	24
Foreign	164	126	98

	690	529	458

Deferred provision (benefit)
Domestic:
Federal	33	103	30
State and local	4	17	(6)
Foreign	6	(1)	—

	43	119	24

	$733	$648	$482

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2007	2006	2005
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income taxes, net of federal benefit	1.2	1.7	0.9
Foreign operations	0.2	(0.3)	—
Other, net	0.5	1.0	1.0

Effective tax rate	36.9%	37.4%	36.9%

Our 2007 tax rate of 36.9% was favorably impacted by the conclusion of various state and federal tax audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China discussed in Note 3. The 36.9% effective tax rate in 2005 was favorably impacted by a lower effective state tax rate.
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Property, equipment, leases and intangibles	$307	$1,065	$305	$997
Employee benefits	333	36	351	39
Self-insurance accruals	275	—	276	—
Other	300	419	254	384
Net operating loss/credit carryforwards	20	—	22	—
Valuation allowance	(16)	—	(22)	—

	$1,219	$1,520	$1,186	$1,420

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2007	2006
Current deferred tax asset	$404	$422
Non-current deferred tax liability	(705)	(656)

	$(301)	$(234)

The valuation allowance represents amounts reserved for net operating loss and tax credit carryforwards, which expire over varying periods starting in 2008. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized. The net decrease in the valuation allowance was primarily due to adjustments in tax credit carryforward items in 2007.

NOTE 9: RETIREMENT PLANS
RETIREMENT PLANS SPONSORED BY FEDEX
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. The accounting for pension and healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plan costs.
In February 2007, FedEx announced changes to modernize certain of our retirement programs over the next two fiscal years. Effective January 1, 2008, we will increase the annual company matching contribution under the largest of our 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 will be automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay. Effective May 31, 2008, benefits previously accrued under our primary pension plans for most employees using a traditional pension benefit formula will be capped, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These retirement plan changes were contemplated in our February 28, 2007 actuarial measurement. These changes will not affect the benefits of current retirees. In addition, these pension plans will be modified to accelerate vesting from five years to three years effective June 1, 2008.
PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either a cash balance formula which we call the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are in compliance with local laws.
DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Pilots are covered under a 401(a) money purchase plan. Expense under these plans was $104 million in 2007, $94 million in 2006 and $88 million in 2005. Effective October 30, 2007, we will increase the company contributions to the pilot’s money purchase plan from 6% to 7% of eligible compensation subject to 401(a)(17) annual limits.
Our employees comprise more than 79% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2007. Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2007	2006
Projected benefit obligation (“PBO”)	$11,358	$11,440
Accumulated benefit obligation (“ABO”)	10,801	9,485
Fair value of plan assets	11,175	9,861

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plan
	2007	2006	2005
Discount rate	6.012%	5.912%	6.285%
Rate of increase in future compensation levels	4.47	3.46	3.15
Expected long-term rate of return on assets	9.10	9.10	9.10
The measurement date for the plans sponsored by FedEx and our pension and postretirement healthcare plans is February 28. The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the asset classes and the economic and capital market environments updated for current conditions.
We incurred a net periodic benefit cost of $296 million in 2007, $299 million in 2006 and $256 million in 2005, for our participation in the FedEx Plan. The increase in our 2006 expense was primarily a result of changes in the discount rate. This expense is included in the salaries and employee benefits caption in the accompanying statements of income.
Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 43% of the participants in the plan. FedEx has ABOs aggregating approximately $269 million at May 31, 2007 and $199 million at May 31, 2006 and PBOs aggregating approximately $279 million at May 31, 2007 and $225 million at May 31, 2006 related to this plan. This plan’s funded status resulted in the recognition and subsequent elimination of a minimum pension liability of approximately $138 million in FedEx’s balance sheets upon adoption of SFAS 158. The minimum liability was $84 million at May 31, 2006.
FEDEX EXPRESS SPONSORED RETIREMENT PLANS
PENSION PLANS. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are in compliance with local laws. For the plans sponsored by us, our assets are primarily invested in equities (approximately 65%) with the remainder in fixed income and other securities. The actual asset allocations approximate the target allocations.
POSTRETIREMENT HEALTHCARE PLANS. We sponsor a plan offering medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. For Medicare eligible non-pilot retirees and their eligible dependents, we only provide a fixed subsidy toward the premium payment for an AARP Medigap policy. U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost, which has been reached and therefore, these benefits are not subject to additional future inflation.
NEW ACCOUNTING PRONOUNCEMENT. As discussed in Note 1, we adopted the recognition and disclosure provisions of SFAS 158 on May 31, 2007. The adoption of SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in AOCI of unrecognized gains or losses, prior service costs or credits and transition assets or obligations existing at the time of adoption. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation of the plan. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a February 28 measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31. The requirement to measure plan assets and benefit obligations as of our fiscal year end is effective for FedEx Express no later than 2009.
Upon adoption of SFAS 158, we recognized liabilities of $652 million for our underfunded plans in our balance sheet at May 31, 2007. We recognized an adjustment of $16 million to the ending balance of accumulated other comprehensive income in owner’s equity, net of tax, for previously unrecognized net actuarial losses, prior service costs and transition obligations and eliminated the minimum pension liability balance of $45 million and intangible assets of $2 million related to our plans that had been recorded prior to adoption. The adoption of SFAS 158 did not affect our operating results in the current period and will not have any effect on operating results in future periods.
We have presented below the incremental effects of adopting SFAS 158 to our balance sheet for the individual line items impacted from this adoption, as of May 31, 2007 (in millions):

	Prior to Adopting	Effect of Adopting	As Reported Under
	SFAS 158	SFAS 158	SFAS 158
Intangible and other assets	$493	$(27)	$466
Accrued salaries and employee benefits	790	34	824
Minimum pension liability	45	(45)	—
Pension, postretirement healthcare and other benefit obligations	713	(44)	669
Deferred income taxes	693	12	705
Accumulated other comprehensive income	32	16	48

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for FedEx Express employees over the two-year period ended May 31, 2007 and a statement of the funded status as of May 31, 2007 and 2006 (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2007 (1)		2006	2007 (1)	2006
Accumulated Benefit Obligation (“ABO”)	$336		$275

Changes in Projected Benefit Obligation (“PBO”)
Projected benefit obligation at the beginning of year	$330		$301	$424	$478
Service cost	17		17	25	36
Interest cost	16		14	24	29
Actuarial loss (gain)	37		12	9	(92)
Benefits paid	(16)		(20)	(39)	(39)
Amendments	—		—	5	—
Other	32		6	4	12

Projected benefit obligation at the end of year	$416		$330	$452	$424

Change in Plan Assets
Fair value of plan assets at beginning of year	$161		$127	$—	$—
Actual return on plan assets	7		22	—	—
Company contributions	27		26	23	27
Benefits paid	(16)		(20)	(39)	(39)
Other	28		6	16	12

Fair value of plan assets at end of year	$207		$161	$—	$—

Funded Status of the Plans	$(209)		$(169)	$(452)	$(424)
Unrecognized net actuarial loss (gain)	—	(2)	53	— (2)	(97)
Unamortized prior service cost (credit)	—	(2)	3	— (2)	(2)
Unrecognized net transition amount	—	(2)	1	— (2)	—
Employer contributions after measurement date	5		5	4	5

Net amount recognized	$(204)		$(107)	$(448)	$(518)

Amount Recognized in the Balance Sheet at May 31:
Prepaid benefit cost	$—	(2)	$18	$— (2)	$—
Current pension, postretirement healthcare and other benefit obligations	(7)		—	(28)	—
Accrued benefit liability	—	(2)	(124)	— (2)	(518)
Minimum pension liability	—	(2)	(30)	— (2)	—
Noncurrent pension, postretirement healthcare and other benefit obligations	(197)		—	(420)	—
Accumulated other comprehensive income	—	(2)	27 (3)	— (2)	—
Intangible asset	—	(2)	2	— (2)	—

Net amount recognized	$(204)		$(107)	$(448)	$(518)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$93			$(86)
Prior service cost	3			3
Transition amount	1			—

Total	$97			$(83)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s net periodic benefit cost:
Net actuarial loss (gain)	$4			$(2)
Prior service cost	1			—
Transition amount	—			—

Total	$5			$(2)

(1)	Incorporates the provisions of SFAS 158 adopted on May 31, 2007.

(2)	Not applicable for 2007 due to adoption of SFAS 158.

(3)	The minimum pension liability component of Accumulated Other Comprehensive Income for 2006 is shown in the Statement of Changes in Owner’s Equity and Comprehensive Income, net of deferred taxes.

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
Prior to SFAS 158, the measure of whether a pension plan was underfunded for recognition of a liability under financial accounting requirements was based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheets. With the adoption of SFAS 158, the funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation of the plan.
At May 31, 2007 and 2006, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	PBO and ABO Exceeding the
	Fair Value of Plan Assets
	2007	2006
Pension Benefits
PBO	$416	$330
ABO	336	275
Fair Value of Plan Assets	207	161
The accumulated postretirement benefit obligation exceeds plan assets for our postretirement healthcare plan.
Net periodic benefit cost for the three years ended May 31 was as follows (in millions) for the plans currently sponsored by us:

				Postretirement
	Pension Plans			Healthcare Plans
	2007	2006	2005	2007	2006	2005
Service cost	$17	$17	$16	$25	$35	$31
Interest cost	16	14	13	24	29	28
Expected return on plan assets	(10)	(8)	(7)	—	—	—
Recognized actuarial losses (gains) and other	3	3	2	(3)	—	—

	$26	$26	$24	$46	$64	$59

Weighted–average actuarial assumptions are as follows:

				Postretirement
	Pension Plans			Healthcare Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.01%	4.86%	4.98%	6.084%	6.080%	6.160%
Rate of increase in future compensation levels	4.28	3.47	3.49	—	—	—
Expected long-term rate of return on assets	5.83	6.29	6.25	—	—	—

Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans
2008	$13	$28
2009	16	28
2010	13	29
2011	13	30
2012	13	31
2013-2017	74	183
We expect to make contributions in 2008 approximating $26 million. There is no expected return of assets to us in 2008. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 11% during 2008, decreasing to an annual growth rate of 5% in 2019 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.25% during 2008, decreasing to an annual growth rate of 5% in 2013 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2007 or 2007 benefit expense because the level of these benefits is capped.

NOTE 10: BUSINESS SEGMENT INFORMATION
We are engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of time-sensitive shipments. We are the world’s largest express transportation company, and use a global air-and-ground network to speed delivery of time-sensitive shipments.
The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):
REVENUE BY SERVICE TYPE

	2007	2006	2005
Package:
U.S. overnight box	$6,485	$6,422	$5,969
U.S. overnight envelope	1,990	1,974	1,798
U.S. deferred	2,883	2,853	2,799

Total domestic package revenue	11,358	11,249	10,566
International Priority (IP) (1)	6,722	6,139	5,464

Total package revenue	18,080	17,388	16,030

Freight:
U.S.	2,412	2,218	1,854
International priority freight (1)	1,045	840	670
International airfreight	394	434	381

Total freight revenue	3,851	3,492	2,905
Other	596	416	429

	$22,527	$21,296	$19,364

GEOGRAPHICAL INFORMATION (2)
Revenues:
U.S.	$13,790	$13,471	$12,436
International	8,737	7,825	6,928

	$22,527	$21,296	$19,364

Noncurrent assets:
U.S.	$10,003	$8,543	$7,405
International	3,113	2,357	2,051

	$13,116	$10,900	$9,456

(1)	We reclassified certain prior period international priority freight service revenues previously included within IP package revenues to international priority freight revenues to conform to the current period presentation and more precisely present the nature of the services provided.

(2)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2007	2006	2005
Interest (net of capitalized interest)	$41	$54	$74
Income taxes	708	519	461
NOTE 12: GUARANTEES AND INDEMNIFICATIONS
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
We have guarantees under certain operating leases, amounting to $15 million as of May 31, 2007, for the residual values of vehicles and facilities at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, we will be responsible to the lessor for the amount of such deficiency. Based upon our expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund material amounts under the terms of these guarantee arrangements. Accordingly, no material accruals have been recognized for these guarantees.
We provide guarantees on certain FedEx unsecured debt instruments aggregating approximately $1.7 billion at May 31, 2007, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreement, which backs its commercial paper program. At
May 31, 2007, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.1 billion as of May 31, 2007) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2007. The remaining $551 million has been accounted for as operating leases.

NOTE 13: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2007 were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total
2008	$482	$150	$16	$648
2009	788	157	11	956
2010	907	146	11	1,064
2011	640	3	10	653
2012	31	—	9	40
Thereafter	—	—	107	107

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotion contracts.
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
In September 2006, we announced a $2.6 billion multi-year program to acquire and modify approximately 90 Boeing 757-200 (“B757”) aircraft to replace our narrowbody fleet of Boeing 727-200 aircraft. We expect to bring the new aircraft into service during the eight-year period between calendar years 2008 and 2016 contingent upon identification and purchase of suitable B757 aircraft. As of May 31, 2007, we had entered into agreements to purchase 30 B757 aircraft under this program.
In November 2006, we entered into an agreement to acquire 15 new Boeing 777 Freighter (“B777F”) aircraft and an option to purchase an additional 15 B777F aircraft. In connection with the decision to purchase these aircraft, we cancelled our order of ten Airbus A380-800F aircraft. In March 2007, we entered into a separate settlement agreement with Airbus that, among other things, provides us with credit memoranda applicable to the purchase of goods and services in the future. The net impact of this settlement was immaterial to our 2007 results and was recorded as an operating gain during the fourth quarter of 2007.

Deposits and progress payments of $109 million have been made toward these purchases and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2007, with the year of expected delivery:

	A300	A310	B757	B777F	Total
2008	9	2	7	—	18
2009	3	—	13	—	16
2010	—	—	4	6	10
2011	—	—	3	9	12
2012	—	—	3	—	3
Thereafter	—	—	—	—	—

Total	12	2	30	15	59

NOTE 14: CONTINGENCIES
Wage-and-Hour. We are a defendant in a number of lawsuits filed in federal or California state courts containing various class-action allegations under federal or California wage-and-hour laws. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime and were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both.
Race Discrimination. During the fourth quarter of 2007, we settled Satchell v. FedEx Express, a class action lawsuit in California that alleged discrimination in the Western region of the United States against certain current and former minority employees in pay and promotion. The settlement will require a payment of approximately $55 million, which is covered by insurance. The court has granted preliminary approval of the settlement, and a hearing is scheduled for August 2007 for the court to consider final approval of the settlement.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
NOTE 15: PARENT/AFFILIATE TRANSACTIONS
Affiliate company balances that are currently receivable or payable relate to charges for services provided to or by other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at May 31, 2007 and 2006 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates.
We also receive allocated charges from FedEx Services for sales, marketing and information technology functions and from FedEx for management fees related to services received for general corporate oversight, including executive officers and certain administrative functions. We believe the total amounts allocated approximate the cost of providing such services.
Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express U.S. and FedEx Ground customer information were moved from FedEx Express into a newly formed subsidiary of FedEx Services named FCIS. The costs of operating FCIS are now allocated back to us in the “Intercompany charges” caption of our income statement. The costs associated with the FCIS functions in 2006 were of a comparable amount but were reported in individual operating expense captions.
NOTE 16: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions)	Quarter (1)	Quarter (2)	Quarter	Quarter
2007
Revenues	$5,601	$5,653	$5,486	$5,787
Operating income	456	489	384	584
Net income	289	318	270	374

2006
Revenues	$5,084	$5,332	$5,304	$5,576
Operating income	273	466	440	551
Net income	163	286	280	357

(1)	Results for the first quarter of 2006 include a $75 million noncash charge to adjust the accounting for certain facility leases as described in Note 7.

(2)	Results for the second quarter of 2007 include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract as described in Note 1.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on the majority of our long-term debt. In 2006, we had approximately $118 million of outstanding floating-rate borrowings related to leases for two MD-11 aircraft that were consolidated under the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” We purchased these aircraft in March 2007, extinguishing this debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of approximately $602 million at May 31, 2007 and $777 million at May 31, 2006. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $23 million as of May 31, 2007 and $28 million as of May 31, 2006. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Japanese yen, Taiwan dollar, Canadian dollar and euro. During 2007 and 2006, we believe operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services. At May 31, 2007, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $150 million for 2008 (the comparable amount in the prior year was approximately $133 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2007 and 2006, and for each of the three years in the period ended May 31, 2007, and have issued our report thereon dated July 9, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 9, 2007

SCHEDULE II
FEDEX EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2007, 2006 AND 2005
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO COSTS AND	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR
Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2007	$52	$80	$—		$105	(b)	$27

2006	50	82	15	(a)	95	(b)	52

2005	65	68	10	(a)	93	(b)	50

Allowance for Revenue Adjustments

2007	$53	$—	$320	(c)	$339	(d)	$34

2006	42	—	397	(c)	386	(d)	53

2005	54	—	337	(c)	349	(d)	42

Inventory Valuation Allowance:

2007	$150	$9	$—		$3		$156

2006	142	10	—		2		150

2005	124	19	—		1		142

(a)	Transfers related to FedEx Ground factoring agreement.

(b)	Uncollectible accounts written off, net of recoveries.

(c)	Principally charged against revenue.

(d)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2007	2006	2005	2004	2003
Earnings:
Income before income taxes	$1,984	$1,734	$1,305	$541	$689
Add back:
Interest expense, net of capitalized interest	40	54	73	64	57
Amortization of debt issuance costs	—	—	—	—	—
Portion of rent expense representative of interest factor	580	630	600	583	599

Earnings as adjusted	$2,604	$2,418	$1,978	$1,188	$1,345

Fixed Charges:
Interest expense, net of capitalized interest	$40	$54	$73	$64	$57
Capitalized interest	32	27	13	7	13
Amortization of debt issuance costs	—	—	—	—	—
Portion of rent expense representative of interest factor	580	630	600	583	599

	$652	$711	$686	$654	$669

Ratio of Earnings to Fixed Charges	4.0	3.4	2.9	1.8	2.0

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.3	First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.5	Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.6	Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7	Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

E-1

Exhibit
Number	Description of Exhibit
10.9	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11	Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreement

10.12	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.13	Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.15	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

E-2

Exhibit
Number	Description of Exhibit
Financing Agreement

10.16	Five-Year Credit Agreement dated as of July 20, 2005 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 67 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-3