Form 10-Q
period 2007-08-31
FEDERAL EXPRESS CORP
filed 2007-09-21
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-7806
FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road
Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)
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
Yes ☐ No ☑
The number of shares of common stock outstanding as of September 17, 2007 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2007	May 31,
ASSETS	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$258	$257
Receivables, less allowances of $62 and $61	1,500	1,429
Spare parts, supplies and fuel, less allowances of $158 and $156	269	269
Deferred income taxes	400	404
Due from other FedEx subsidiaries	373	432
Prepaid expenses and other	123	125

Total current assets	2,923	2,916

PROPERTY AND EQUIPMENT, AT COST	17,256	16,905
Less accumulated depreciation and amortization	9,105	8,988

Net property and equipment	8,151	7,917

OTHER LONG-TERM ASSETS
Due from parent company	3,792	3,832
Goodwill	906	901
Intangibles and other assets	461	466

Total other long-term assets	5,159	5,199

	$16,233	$16,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2007	May 31,
LIABILITIES AND OWNER'S EQUITY	(Unaudited)	2007

CURRENT LIABILITIES
Current portion of long-term debt	$87	$88
Accrued salaries and employee benefits	660	824
Accounts payable	1,334	1,329
Accrued expenses	881	931
Due to parent company and other FedEx subsidiaries	255	265

Total current liabilities	3,217	3,437

LONG-TERM DEBT, LESS CURRENT PORTION	744	745

OTHER LONG-TERM LIABILITIES
Deferred income taxes	720	705
Pension, postretirement healthcare and other benefit obligations	683	669
Self-insurance accruals	580	569
Deferred lease obligations	605	606
Deferred gains, principally related to aircraft transactions	334	341
Other liabilities	115	55

Total other long-term liabilities	3,037	2,945

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	479	484
Retained earnings	8,691	8,373
Accumulated other comprehensive income	65	48

Total owner’s equity	9,235	8,905

	$16,233	$16,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2007	2006

REVENUES	$5,851	$5,601
OPERATING EXPENSES:
Salaries and employee benefits	2,013	1,957
Purchased transportation	279	263
Rentals and landing fees	408	394
Depreciation and amortization	227	202
Fuel	800	798
Maintenance and repairs	401	397
Intercompany charges, net	514	509
Other	700	625

	5,342	5,145

OPERATING INCOME	509	456

OTHER INCOME (EXPENSE):
Interest, net	41	36
Other, net	(48)	(23)

	(7)	13

INCOME BEFORE INCOME TAXES	502	469
PROVISION FOR INCOME TAXES	182	180

NET INCOME	$320	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2007	2006

Operating Activities:
Net income	$320	$289
Noncash charges:
Depreciation and amortization	227	202
Other, net	37	20
Changes in operating assets and liabilities, net	(166)	871

Net cash provided by operating activities	418	1,382

Investing Activities:
Capital expenditures	(447)	(393)
Other	(9)	—

Net cash used in investing activities	(456)	(393)

Financing Activities:
Principal payments on debt	(1)	(19)
Net payments from (to) parent company	40	(954)

Net cash provided by (used in) financing activities	39	(973)

Net increase in cash and cash equivalents	1	16
Cash and cash equivalents at beginning of period	257	217

Cash and cash equivalents at end of period	$258	$233

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2007 and the results of our operations and cash flows for the three-month periods ended August 31, 2007 and 2006. Operating results for the three-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated income statement.
Our total share-based compensation expense was $8 million for the three months ended August 31, 2007 and August 31, 2006. This amount represents the amount charged to us by FedEx for awards granted to our employees.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncement is relevant to the readers of our financial statements.

On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for income taxes under FIN 48 was $59 million, and the balance of accrued interest and penalties was $21 million. The liability recorded includes $49 million associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. These income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our condensed consolidated balance sheets.
We file income tax returns in the U.S. and various foreign jurisdictions. We are no longer subject to U.S. federal income tax examination for years through 2003 except for specific U.S. federal income tax positions that are in various stages of appeal. No resolution date can be reasonably estimated at this time for these appeals.
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various competent authority proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income (in millions):

	Three Months Ended
	August 31,
	2007	2006

Net income	$320	$289
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $1 in 2006	16	2
Amortization of unrealized pension actuarial gains/losses	1	—

Comprehensive income	$337	$291

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on average earnings and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2007.

We incurred retirement plans costs of $82 million for the three months ended August 31, 2007 and $114 million for the three months ended August 31, 2006. Included in retirement plans costs, we incurred net periodic benefit costs of $36 million for the three months ended August 31, 2007, and $74 million for the three months ended August 31, 2006, for our participation in the FedEx Plan. These decreases are primarily due to the changes in our retirement plans announced in February 2007. These changes are described in our Annual Report.
For the plans currently sponsored by us, the net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 was as follows (in millions):

			Postretirement
	Pension Plans		Healthcare Plans
	2007	2006	2007	2006
Service cost	$6	$4	$7	$6
Interest cost	5	4	7	6
Expected return on plan assets	(4)	(2)	—	—
Recognized actuarial losses/(gains)	1	—	(1)	(1)

	$8	$6	$13	$11

No material contributions were made during the first quarter of 2008 or 2007 to pension plans sponsored by us.
(4) Commitments
As of August 31, 2007, our purchase commitments for the remainder of 2008 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2008 (remainder)	$325	$122	$20	$467
2009	810	143	12	965
2010	907	135	11	1,053
2011	665	11	10	686
2012	30	—	9	39
Thereafter	—	—	107	107

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
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

Deposits and progress payments of $95 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2007 with the year of expected delivery by type:

	A300	B757	B777F	Total

2008 (remainder)	6	7	—	13
2009	3	14	—	17
2010	—	4	6	10
2011	—	5	9	14
2012	—	3	—	3

Total	9	33	15	57

A summary of future minimum lease payments under capital leases at August 31, 2007 is as follows (in millions):

2008 (remainder)	$96
2009	12
2010	95
2011	6
2012	6
Thereafter	117

332
Less amount representing interest	40

Present value of net minimum lease payments	$292

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at August 31, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2008 (remainder)	$454	$427	$881
2009	555	475	1,030
2010	544	393	937
2011	526	330	856
2012	504	283	787
Thereafter	3,430	2,321	5,751

	$6,013	$4,229	$10,242

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

(5) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits filed in federal courts containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The plaintiffs generally seek unspecified monetary damages, injunctive relief, or both. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. Given the nature and status of the claims in these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(6) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for functions provided by or to FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at August 31, 2007 and May 31, 2007 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. At August 31, 2007, our net receivables recorded by FCIS totaled approximately $1.2 billion. At May 31, 2007, our net receivables recorded by FCIS totaled approximately $1.3 billion.
During the first quarter of 2008, FedEx revised its reportable segments as a result of an internal reorganization of FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”). As a result, FedEx Kinko’s is now part of the FedEx Services segment and the FedEx Services segment is now a reportable segment. FedEx Services provides customer-facing sales, marketing and information support to us and our sister company FedEx Ground Package System, Inc. FedEx Kinko’s provides retail access to our customers.
The costs of FedEx Services are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
(7) Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2007	2006
	(In millions)

Cash payments for:
Interest (net of capitalized interest)	$9	$18
Income taxes (primarily paid to parent)	167	166

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2007, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 19, 2007

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2007.
We are the world’s largest express transportation company. FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information support to us and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”), as well as retail access for our services to customers through FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”).
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
During the first quarter of 2008, FedEx revised its reportable segments as a result of an internal reorganization of FedEx Kinko’s. As a result, FedEx Kinko’s is now part of the FedEx Services segment and the FedEx Services segment is a reportable segment. FedEx Kinko’s provides retail access to our customers, and as such, a portion of FedEx Kinko’s net operating costs are now allocated to us and included in the expense line “Intercompany charges.” We believe the total amounts allocated reasonably reflect the cost of providing these functions.
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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2007	2006	Change

Revenues:
Package:
U.S. overnight box	$1,615	$1,654	(2)
U.S. overnight envelope	512	511	—
U.S. deferred	711	705	1

Total U.S. domestic package revenue	2,838	2,870	(1)

International Priority (IP)	1,820	1,665	9
International domestic (1)	156	52	NM

Total package revenue	4,814	4,587	5
Freight:
U.S.	593	607	(2)
International priority freight	292	248	18
International airfreight	94	104	(10)

Total freight revenue	979	959	2

Other	58	55	5

Total revenues	5,851	5,601	4
Operating expenses:
Salaries and employee benefits	2,013	1,957	3
Purchased transportation	279	263	6
Rentals and landing fees	408	394	4
Depreciation and amortization	227	202	12
Fuel	800	798	—
Maintenance and repairs	401	397	1
Intercompany charges	514	509	1
Other	700	625	12

Total operating expenses	5,342	5,145	4

Operating income	$509	$456	12

Operating margin	8.7%	8.1%	60	bp

Other income (expense):
Interest, net	41	36	14
Other, net	(48)	(23)	NM

	(7)	13	NM

Income before income taxes	502	469	7

Provision for income taxes	182	180	1

Net income	$320	$289	11

(1)	International domestic revenues include our international domestic express operations in the United Kingdom, Canada, India and China.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2007	2006	Change

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,139	1,166	(2)
U.S. overnight envelope	699	703	(1)
U.S. deferred	863	855	1

Total U.S. domestic ADV	2,701	2,724	(1)

IP	496	466	6
International domestic (1)	279	44	NM

Total ADV	3,476	3,234	7

Revenue per package (yield):
U.S. overnight box	$21.83	$21.83	—
U.S. overnight envelope	11.26	11.19	1
U.S. deferred	12.67	12.69	—
U.S. domestic composite	16.17	16.21	—
IP	56.42	54.97	3
International domestic (1)	8.59	18.33	NM
Composite package yield	21.31	21.83	(2)

Freight Statistics
Average daily freight pounds:
U.S.	8,843	9,374	(6)
International priority freight	2,025	1,775	14
International airfreight	1,752	1,899	(8)

Total average daily freight pounds	12,620	13,048	(3)

Revenue per pound (yield):
U.S.	$1.03	$1.00	3
International priority freight	2.22	2.16	3
International airfreight	0.83	0.84	(1)
Composite freight yield	1.19	1.13	5

(1)	International domestic statistics include our international domestic express operations in the United Kingdom, Canada, India and China.
Revenues
Revenues increased 4% in the first quarter of 2008 primarily due to solid growth in IP revenue, partially offset by decreases in U.S. domestic package revenues driven by the continued softening U.S. economic environment. IP revenues grew 9%, on volume growth of 6% and yield improvement of 3% with continued growth in Asia, U.S. outbound and Europe. Significant increases in international domestic revenues were driven by companies acquired in the second half of 2007 (primarily in the United Kingdom). Freight revenues grew 2% in the first quarter based principally on stronger international priority freight volumes.
IP volume growth during the first quarter of 2008 was primarily due to increased demand in Asia, resulting from continued expansion of our services in Asian markets, as well as increases in the U.S. outbound and European markets. U.S. domestic package volumes decreased 1% during the first quarter of 2008 primarily due to the impact of the continued soft U.S. economy.
IP yield increased during the first quarter of 2008 primarily due to favorable exchange rates, increases in international average weight per package and changes in region mix, which were partially offset by lower fuel surcharges. International domestic yield decreased during the first quarter of 2008 primarily as a result of lower-yielding services at the companies acquired in the second half of 2007. Freight yield increased 5% due to changes in service mix and an increase in the average rate per pound.

Our fuel surcharge is indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three month periods ended August 31:

	2007	2006

U.S. Domestic and Outbound Fuel Surcharge:
Low	13.50%	16.00%
High	14.00	16.00
Weighted-average	13.67	16.00

International Fuel Surcharges:
Low	12.00	12.50
High	15.50	16.00
Weighted-average	14.00	14.63
Operating Income
During the first quarter of 2008, our operating income and operating margin improved as a result of revenue growth and cost containment, including reduced retirement plans costs and lower variable incentive compensation. Continued volume growth in IP services contributed to increased operating income, despite the softening U.S. economy and its impact on U.S. domestic package revenues. Continued investment in domestic express services in China, however, negatively impacted results in the first quarter of 2008.
Operating expense growth was constrained and lower than revenue growth in most categories, as cost controls were in effect throughout the quarter. Purchased transportation costs increased 6% in the first quarter of 2008 primarily due to the inclusion of our 2007 acquisitions and IP volume growth, which required a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. These increases were partially offset by the elimination of payments for pickup and delivery services to our China joint venture due to its acquisition in the second half of 2007. Depreciation expense increased 12% in the first quarter of 2008 primarily due to aircraft purchases and our 2007 acquisitions. Other operating expenses increased 12% during the first quarter of 2008 principally due to the inclusion of our 2007 acquisitions and the elimination of prior year net profits from our China joint venture due to its acquisition. Although fuel costs remained fairly constant during the first quarter of 2008, fuel surcharges did not offset the effect of fuel costs on our year-over-year operating results due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.
Other Income and Income Taxes
Interest income increased during the first quarter of 2008 primarily due to higher rates paid on invested cash and reduced interest expense resulting from regularly scheduled debt maturities. Other expense increased during the first quarter of 2008 primarily due to allocations from FedEx Services.
Our effective tax rate was 36.3% for the first quarter of 2008 and 38.4% for the first quarter of 2007. The 2008 tax rate was lower than the 2007 rate primarily due to a favorable tax audit adjustment and to increased international earnings permanently reinvested in our global network outside the United States. We expect the effective tax rate to be 37.5% to 38.0% for the remainder of 2008. The actual rate will depend on a number of factors, including the amount and source of operating income.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncement is relevant to the readers of our financial statements.

On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was immaterial. For additional information on the impact of adoption of FIN 48, refer to Note 1 to the accompanying unaudited condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: September 21, 2007	/s/ CATHY D. ROSS

CATHY D. ROSS
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1