Form 10-Q
period 2007-11-30
FEDERAL EXPRESS CORP
filed 2007-12-21
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-7806
FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road
Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)
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
Yes ☐ No ☑
The number of shares of common stock outstanding as of December 17, 2007 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION
INDEX
PART I. FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2007	May 31,
ASSETS	(Unaudited)	2007

CURRENT ASSETS
Cash and cash equivalents	$297	$257
Receivables, less allowances of $60 and $61	1,654	1,429
Spare parts, supplies and fuel, less allowances of $161 and $156	306	269
Deferred income taxes	399	404
Due from other FedEx subsidiaries	312	432
Prepaid expenses and other	120	125

Total current assets	3,088	2,916

PROPERTY AND EQUIPMENT, AT COST	17,584	16,905
Less accumulated depreciation and amortization	9,288	8,988

Net property and equipment	8,296	7,917

OTHER LONG-TERM ASSETS
Due from parent company	4,104	3,832
Goodwill	919	901
Intangibles and other assets	484	466

Total other long-term assets	5,507	5,199

	$16,891	$16,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2007	May 31,
LIABILITIES AND OWNER’S EQUITY	(Unaudited)	2007

CURRENT LIABILITIES
Current portion of long-term debt	$86	$88
Accrued salaries and employee benefits	709	824
Accounts payable	1,579	1,329
Accrued expenses	895	931
Due to parent company and other FedEx subsidiaries	259	265

Total current liabilities	3,528	3,437

LONG-TERM DEBT, LESS CURRENT PORTION	744	745

OTHER LONG-TERM LIABILITIES
Deferred income taxes	736	705
Pension, postretirement healthcare and other benefit obligations	700	669
Self-insurance accruals	575	569
Deferred lease obligations	578	606
Deferred gains, principally related to aircraft transactions	327	341
Other liabilities	117	55

Total other long-term liabilities	3,033	2,945

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	479	484
Retained earnings	8,998	8,373
Accumulated other comprehensive income	109	48

Total owner’s equity	9,586	8,905

	$16,891	$16,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
REVENUES	$5,993	$5,653	$11,844	$11,254

OPERATING EXPENSES:
Salaries and employee benefits	2,012	2,071	4,025	4,028
Purchased transportation	299	269	578	532
Rentals and landing fees	413	390	821	784
Depreciation and amortization	231	205	458	407
Fuel	872	716	1,672	1,514
Maintenance and repairs	375	364	776	761
Intercompany charges, net	534	524	1,048	1,033
Other	741	625	1,441	1,250

	5,477	5,164	10,819	10,309

OPERATING INCOME	516	489	1,025	945

OTHER INCOME (EXPENSE):
Interest, net	44	44	85	80
Other, net	(50)	(25)	(98)	(48)

	(6)	19	(13)	32

INCOME BEFORE INCOME TAXES	510	508	1,012	977
PROVISION FOR INCOME TAXES	204	190	386	370

NET INCOME	$306	$318	$626	$607

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2007	2006

Operating Activities:
Net income	$626	$607
Noncash charges:
Depreciation and amortization	458	407
Other, net	56	26
Changes in operating assets and liabilities, net	(17)	1,186

Net cash provided by operating activities	1,123	2,226

Investing Activities:
Capital expenditures	(812)	(769)
Other	4	1

Net cash used in investing activities	(808)	(768)

Financing Activities:
Principal payments on debt	(3)	(23)
Net payments to parent company	(272)	(1,456)

Net cash used in financing activities	(275)	(1,479)

Net increase (decrease) in cash and cash equivalents	40	(21)
Cash and cash equivalents at beginning of period	257	217

Cash and cash equivalents at end of period	$297	$196

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2007 and the results of our operations for the three- and six-month periods ended November 30, 2007 and 2006 and our cash flows for the six-month periods ended November 30, 2007 and 2006. Operating results for the three- and six-month periods ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.
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
Our total share-based compensation expense was $7 million for the three months ended November 30, 2007 and $15 million for the six months ended November 30, 2007. Our total share-based compensation expense was $7 million for the three months ended November 30, 2006 and $14 million for the six months ended November 30, 2006. This amount represents the amount charged to us by FedEx for awards granted to our employees.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for income taxes under FIN 48 was $59 million, and the balance of accrued interest and penalties was $21 million. The liability recorded includes $49 million associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. These income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our condensed consolidated balance sheets. As of November 30, 2007, there were no material changes to the adoption date disclosures made above.
We file income tax returns in the U.S. and various foreign jurisdictions. The U.S. Internal Revenue Service is currently examining our returns for the 2004 through 2006 tax years. We are no longer subject to U.S. federal income tax examination for years through 2003 except for specific U.S. federal income tax positions that are in various stages of appeal. No resolution date can be reasonably estimated at this time for these audits and appeals. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. SFAS 157 is effective for us beginning June 1, 2008 (fiscal 2009); however, the FASB has proposed a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who represent a small number of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in variable incentive compensation.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2007	2006

Net income	$306	$318
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $7 in 2007 and $2 in 2006	44	2
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2007	—	—

Comprehensive income	$350	$320

	Six Months Ended
	2007	2006

Net income	$626	$607
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $8 in 2007 and $1 in 2006	60	3
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2007	1	—

Comprehensive income	$687	$610

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on average earnings and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2007.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Pension plans sponsored by FedEx	$39	$77	$79	$154
Other U.S. domestic and international pension plans	9	7	17	13
U.S. domestic and international defined contribution plans	21	23	42	43
Postretirement healthcare plans	13	12	26	23

	$82	$119	$164	$233

For the plans currently sponsored by us, the components of the net periodic benefit cost of the pension and postretirement healthcare plans were individually immaterial for all periods presented. No material contributions were made during the first half of 2008 or 2007 to pension plans sponsored by us, and we do not expect to make material contributions in 2008.
(4) Commitments
As of November 30, 2007, our purchase commitments for the remainder of 2008 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2008 (remainder)	$243	$82	$17	$342
2009	930	143	14	1,087
2010	907	132	12	1,051
2011	665	9	11	685
2012	31	—	9	40
Thereafter	—	—	107	107

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.

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
Deposits and progress payments of $122 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) and Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2007, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2008 (remainder)	3	6	—	—	9
2009	3	14	—	2	19
2010	—	4	6	—	10
2011	—	5	9	—	14
2012	—	3	—	—	3

Total	6	32	15	2	55

A summary of future minimum lease payments under capital leases at November 30, 2007 is as follows (in millions):

2008 (remainder)	$91
2009	12
2010	95
2011	6
2012	6
Thereafter	117

327
Less amount representing interest	36

Present value of net minimum lease payments	$291

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at November 30, 2007 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2008 (remainder)	$376	$278	$654
2009	555	496	1,051
2010	544	413	957
2011	526	344	870
2012	504	292	796
Thereafter	3,430	2,323	5,753

	$5,935	$4,146	$10,081

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
(5) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. Given the nature and status of the claims in these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(6) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for functions provided by or to FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at November 30, 2007 and May 31, 2007 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, which began in 2007, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. At November 30, 2007, our net receivables recorded by FCIS totaled approximately $1.3 billion. At May 31, 2007, our net receivables recorded by FCIS totaled approximately $1.3 billion.
The costs of FedEx Services are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
(7) Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2007	2006
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$16	$24
Income taxes (primarily paid to parent)	340	369

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
December 19, 2007

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2007.
We are the world’s largest express transportation company. FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information support to us and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”), as well as retail access for our services to customers through FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”).
The operating expenses line item “Intercompany charges” on the financial summary below represents an allocation that primarily includes salaries and benefits, depreciation and other costs for the sales, marketing and information technology support provided to us by FedEx Services. The costs for these activities are allocated based on metrics such as relative revenues or estimated services provided. “Intercompany charges” also include allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.
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

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2007	2006	Change		2007	2006	Change
Revenues:
Package:
U.S. overnight box	$1,615	$1,634	(1)		$3,231	$3,288	(2)
U.S. overnight envelope	481	488	(1)		992	1,000	(1)
U.S. deferred	730	716	2		1,441	1,421	1

Total U.S. domestic package revenue	2,826	2,838	—		5,664	5,709	(1)

International Priority (IP)	1,910	1,697	13		3,731	3,362	11
International domestic (1)	174	57	NM		329	109	NM

Total package revenue	4,910	4,592	7		9,724	9,180	6
Freight:
U.S.	604	624	(3)		1,197	1,231	(3)
International priority freight	312	271	15		604	520	16
International airfreight	96	106	(9)		190	209	(9)

Total freight revenue	1,012	1,001	1		1,991	1,960	2
Other	71	60	18		129	114	13

Total revenues	5,993	5,653	6		11,844	11,254	5
Operating expenses:
Salaries and employee benefits	2,012	2,071	(3)		4,025	4,028	—
Purchased transportation	299	269	11		578	532	9
Rentals and landing fees	413	390	6		821	784	5
Depreciation and amortization	231	205	13		458	407	13
Fuel	872	716	22		1,672	1,514	10
Maintenance and repairs	375	364	3		776	761	2
Intercompany charges	534	524	2		1,048	1,033	1
Other	741	625	19		1,441	1,250	15

Total operating expenses (2)	5,477	5,164	6		10,819	10,309	5

Operating income	$516	$489	6		$1,025	$945	8

Operating margin	8.6%	8.7%	(10	) bp	8.7%	8.4%	30	bp

Other income (expense):
Interest, net	44	44	—		85	80	6
Other, net	(50)	(25)	NM		(98)	(48)	NM

	(6)	19	NM		(13)	32	NM

Income before income taxes	510	508	—		1,012	977	4

Provision for income taxes	204	190	7		386	370	4

Net income	$306	$318	(4)		$626	$607	3

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.

(2)	Operating expenses for the three and six months ended November 30, 2006 included a $143 million charge associated with upfront compensation and benefits under the labor contract with our pilots, which was ratified in October 2006.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2007	2006	Change	2007	2006	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,163	1,183	(2)	1,150	1,174	(2)
U.S. overnight envelope	677	700	(3)	688	702	(2)
U.S. deferred	902	895	1	883	875	1

Total U.S. domestic ADV	2,742	2,778	(1)	2,721	2,751	(1)

IP	535	502	7	516	484	7
International domestic (1)	310	49	NM	294	46	NM

Total ADV	3,587	3,329	8	3,531	3,281	8

Revenue per package (yield):
U.S. overnight box	$22.06	$21.92	1	$21.94	$21.87	—
U.S. overnight envelope	11.27	11.06	2	11.26	11.13	1
U.S. deferred	12.84	12.70	1	12.76	12.69	1
U.S. domestic composite	16.36	16.21	1	16.26	16.21	—
IP	56.63	53.71	5	56.52	54.33	4
International domestic (1)	8.90	18.41	NM	8.75	18.37	NM
Composite package yield	21.73	21.90	(1)	21.52	21.86	(2)

Freight Statistics
Average daily freight pounds:
U.S.	8,915	9,917	(10)	8,878	9,642	(8)
International priority freight	2,279	1,980	15	2,150	1,876	15
International airfreight	1,827	1,946	(6)	1,789	1,922	(7)

Total average daily freight pounds	13,021	13,843	(6)	12,817	13,440	(5)

Revenue per pound (yield):
U.S.	$1.08	$1.00	8	$1.05	$1.00	5
International priority freight	2.17	2.18	—	2.19	2.17	1
International airfreight	0.83	0.86	(3)	0.83	0.85	(2)
Composite freight yield	1.23	1.15	7	1.21	1.14	6

(1)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.
Revenues
Revenues increased 6% in the second quarter of 2008 and 5% in the first half of 2008 due to growth in IP and international domestic revenue, partially offset by decreases in U.S. domestic package and U.S. freight revenues. During the second quarter of 2008, IP revenues grew 13% on volume growth of 7% and yield improvement of 5%. During the first half of 2008, IP revenue grew 11% on volume growth of 7% and yield improvement of 4%. Significant increases in international domestic revenues were driven by business acquisitions in the second half of 2007, primarily in the United Kingdom.
IP volume growth during the second quarter and first half of 2008 was due to increased demand in Asia, resulting from continued expansion of our services in Asian markets, as well as increases in the U.S. outbound and European markets. Increased international domestic volumes were driven by business acquisitions in the second half of 2007. U.S. domestic package and U.S. freight volumes decreased during the second quarter and first half of 2008, as the ongoing weak U.S. economy continued to have an impact on demand for these services.
IP yield increased during the second quarter and first half of 2008 primarily due to favorable exchange rates and increases in international average weight per package, partially offset by decreases in the average rate per pound. International domestic yield decreased during the second quarter and first half of 2008 as a result of the inclusion of lower-yielding services at the companies acquired in the second half of 2007. Composite freight yield increased in both the second quarter and first half of 2008 due to changes in service mix and favorable exchange rates.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

U.S. Domestic and Outbound Fuel Surcharge:
Low	14.00%	12.50%	13.50%	12.50%
High	16.50	17.00	16.50	17.00
Weighted-average	15.00	15.35	14.34	15.67

International Fuel Surcharges:
Low	12.50	12.00	12.00	12.00
High	16.50	17.00	16.50	17.00
Weighted-average	14.91	14.33	14.47	14.55
In October 2007, we announced a 6.9% average list price increase effective January 7, 2008 on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. In November 2006, we announced a 5.5% average list price increase effective January 1, 2007 on U.S. domestic and U.S. outbound shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
Operating Income
Operating results for the second quarter and first half of 2008 were negatively impacted by higher net fuel costs and the continued softness in the U.S. economy. Continued investment in domestic express services in China also negatively impacted results in the second quarter and first half of 2008. However, volume growth in IP services, reduced retirement plan costs, the favorable impact of foreign currency exchange rates and lower variable incentive compensation offset the net impact of increased fuel costs on operating income during the second quarter and first half of 2008. Operating income for the second quarter and first half of 2007 included $143 million in expenses associated with our pilot contract, which were partially offset by the benefits from the timing of net fuel impacts and Hurricane Katrina insurance proceeds.
Fuel costs increased in the second quarter and first half of 2008 due to an increase in the average price per gallon of fuel. Our operating income in the second quarter of 2008 reflected a difficult year-over-year comparison, as last year’s second quarter results benefited from the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. During the second quarter of 2008, we experienced the opposite effect, as fuel prices significantly increased throughout the quarter, while our changes in fuel surcharges lag these increases by approximately six to eight weeks.
Purchased transportation costs increased in the second quarter and first half of 2008 primarily due to the inclusion of our 2007 business acquisitions, the impact of higher fuel costs and IP volume growth, which required a higher utilization of contract pickup and delivery services. These increases were partially offset by the elimination of payments by us for pickup and delivery services provided by our former China joint venture partner, as we acquired this business in the second half of 2007. Depreciation expense increased 13% in the second quarter and first half of 2008 primarily due to aircraft purchases and our 2007 business acquisitions. Other operating expenses increased during the second quarter and first half of 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. We previously recorded only our portion of the net results of the China business due to the joint venture structure.

Income Taxes
Our effective tax rate was 39.9% for the second quarter of 2008 and 38.1% for the first half of 2008, as compared to 37.4% for the second quarter of 2007 and 37.9% for the first half of 2007. We expect the effective tax rate to be 37.5% to 38.0% for the remainder of 2008. The actual rate will depend on a number of factors, including the amount and source of operating income.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us in future periods will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. SFAS 157 is effective for us beginning June 1, 2008 (fiscal 2009); however, the FASB has proposed a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and diesel fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;
•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying consolidated financial statements.
In December 2007, we received a grand jury subpoena for the production of documents in connection with an ongoing criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the international air freight forwarding industry. This investigation is different from the ongoing investigations by the DOJ, the Directorate General for Competition of the European Commission and the Australian Competition and Consumer Commission that were disclosed in our Annual Report. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
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

FEDERAL EXPRESS CORPORATION

Date: December 21, 2007	/s/ J. RICK BATEMAN

J. RICK BATEMAN
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