Form 10-Q
period 2008-02-29
FEDERAL EXPRESS CORP
filed 2008-03-20
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
Commission File Number: 1-7806
FEDERAL EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

3610 Hacks Cross Road
Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of common stock outstanding as of March 17, 2008 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 29,
	2008	May 31,
	(Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$316	$257
Receivables, less allowances of $60 and $61	1,618	1,429
Spare parts, supplies and fuel, less allowances of $162 and $156	301	269
Deferred income taxes	418	404
Due from other FedEx subsidiaries	481	432
Prepaid expenses and other	88	125

Total current assets	3,222	2,916

PROPERTY AND EQUIPMENT, AT COST	17,813	16,905
Less accumulated depreciation and amortization	9,429	8,988

Net property and equipment	8,384	7,917

OTHER LONG-TERM ASSETS
Due from parent company	3,873	3,832
Goodwill	923	901
Intangibles and other assets	571	466

Total other long-term assets	5,367	5,199

	$16,973	$16,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 29,
	2008	May 31,
	(Unaudited)	2007
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2	$88
Accrued salaries and employee benefits	678	824
Accounts payable	1,467	1,329
Accrued expenses	920	931
Due to parent company and other FedEx subsidiaries	227	265

Total current liabilities	3,294	3,437

LONG-TERM DEBT, LESS CURRENT PORTION	744	745

OTHER LONG-TERM LIABILITIES
Deferred income taxes	834	705
Pension, postretirement healthcare and other benefit obligations	684	669
Self-insurance accruals	562	569
Deferred lease obligations	569	606
Deferred gains, principally related to aircraft transactions	320	341
Other liabilities	129	55

Total other long-term liabilities	3,098	2,945

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	479	484
Retained earnings	9,247	8,373
Accumulated other comprehensive income	111	48

Total owner’s equity	9,837	8,905

	$16,973	$16,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

REVENUES	$6,090	$5,486	$17,934	$16,740
OPERATING EXPENSES:
Salaries and employee benefits	2,107	1,996	6,132	6,024
Purchased transportation	303	299	881	831
Rentals and landing fees	417	407	1,238	1,191
Depreciation and amortization	238	214	696	621
Fuel	980	691	2,652	2,205
Maintenance and repairs	345	357	1,121	1,118
Intercompany charges, net	554	502	1,602	1,535
Other	729	636	2,170	1,886

	5,673	5,102	16,492	15,411

OPERATING INCOME	417	384	1,442	1,329
OTHER INCOME (EXPENSE):
Interest, net	39	48	124	128
Other, net	(40)	(24)	(138)	(72)

	(1)	24	(14)	56

INCOME BEFORE INCOME TAXES	416	408	1,428	1,385
PROVISION FOR INCOME TAXES	167	138	553	508

NET INCOME	$249	$270	$875	$877

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 29,	February 28,
	2008	2007

Operating Activities:
Net income	$875	$877
Noncash charges:
Depreciation and amortization	696	621
Other, net	172	13
Changes in operating assets and liabilities, net	(363)	871

Net cash provided by operating activities	1,380	2,382

Investing Activities:
Capital expenditures	(1,199)	(1,167)
Other	7	2
Business acquisition, net of cash acquired	—	(33)

Net cash used in investing activities	(1,192)	(1,198)

Financing Activities:
Principal payments on debt	(87)	(24)
Net payments to parent company	(42)	(873)

Net cash used in financing activities	(129)	(897)

Net increase in cash and cash equivalents	59	287
Cash and cash equivalents at beginning of period	257	217

Cash and cash equivalents at end of period	$316	$504

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2008 and the results of our operations for the three- and nine-month periods ended February 29, 2008 and February 28, 2007 and our cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007. Operating results for the three- and nine-month periods ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.
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
Our total share-based compensation expense was $7 million for the three months ended February 29, 2008 and $22 million for the nine months ended February 29, 2008. Our total share-based compensation expense was $6 million for the three months ended February 28, 2007 and $21 million for the nine months ended February 28, 2007. This amount represents the amount charged to us by FedEx for awards granted to our employees.
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

The cumulative effect of adopting FIN 48 was immaterial. Upon adoption, our liability for income taxes under FIN 48 was $59 million, and the balance of accrued interest and penalties was $21 million. The liability recorded includes $49 million associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. These income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our condensed consolidated balance sheets. As of February 29, 2008, there were no material changes to the adoption date disclosures made above.
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
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48, as changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. With the exception of investments held by our pension plans, this deferral makes SFAS 157 effective for us beginning June 1, 2009 (fiscal 2010). In addition, the FASB has excluded leases from the scope of SFAS 157. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations, if any.
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

BUSINESS ACQUISITIONS. On December 16, 2006, FedEx acquired all of the outstanding capital stock of ANC Holdings Ltd. (“ANC”) for $241 million, predominantly in cash. The stock was subsequently transferred to us through a contribution of capital. On March 1, 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China for $427 million in cash. This acquisition converted our joint venture with DTW Group, formed in 1999 and prior to the fourth quarter of 2007 accounted for under the equity method, into a wholly owned subsidiary. The financial results of the ANC and DTW Group acquisitions are included in our financial results from the date of acquisition.
Pro forma results of these acquisitions would not differ materially from reported results in any of the periods presented.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 29, 2008 and February 28, 2007 (in millions):

	Three Months Ended
	2008	2007

Net income	$249	$270
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $2 in 2008 and $3 in 2007	7	(6)
Amortization of unrealized pension actuarial gains/losses	(5)	—

Comprehensive income	$251	$264

	Nine Months Ended
	2008	2007

Net income	$875	$877
Other comprehensive income:
Foreign currency translation adjustments, net of deferred taxes of $9 in 2008 and $4 in 2007	67	(2)
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2008	(4)	—

Comprehensive income	$938	$875

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 29, 2008.

Our retirement plans costs for the periods ended February 29, 2008 and February 28, 2007 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Pension plans sponsored by FedEx	$40	$77	$119	$231
Other U.S. domestic and international pension plans	8	6	25	19
U.S. domestic and international defined contribution plans	40	34	82	77
Postretirement healthcare plans	27	12	53	35

	$115	$129	$279	$362

Our postretirement healthcare costs for the three months ended February 29, 2008 included approximately $14 million related to the settlement of the pilots’ post-Medicare portion of our postretirement group health plan. This obligation was transferred to the pilots union in connection with the labor contract ratified in October 2006. The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first nine months of 2008 or 2007 to pension plans sponsored by us, and we do not expect to make material contributions in 2008.
(4) Commitments
As of February 29, 2008, our purchase commitments for the remainder of 2008 and annually thereafter under various contracts were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2008 (remainder)	$147	$51	$4	$202
2009	945	141	16	1,102
2010	907	132	13	1,052
2011	665	9	11	685
2012	31	—	9	40
Thereafter	—	—	107	107

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
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

Deposits and progress payments of $181 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of February 29, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2008 (remainder)	2	4	—	—	6
2009	3	15	—	2	20
2010	—	4	6	—	10
2011	—	5	9	—	14
2012	—	3	—	—	3

Total	5	31	15	2	53

A summary of future minimum lease payments under capital leases at February 29, 2008 is as follows (in millions):

2008 (remainder)	$3
2009	12
2010	95
2011	6
2012	6
Thereafter	118

240
Less amount representing interest	33

Present value of net minimum lease payments	$207

A summary of future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at February 29, 2008 is as follows (in millions):

	Aircraft and Related	Facilities and
	Equipment	Other	Total

2008 (remainder)	$141	$140	$281
2009	555	521	1,076
2010	544	438	982
2011	526	367	893
2012	504	314	818
Thereafter	3,430	2,383	5,813

	$5,700	$4,163	$9,863

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

(5) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits, and given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.
(6) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for functions provided by or to FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at February 29, 2008 and May 31, 2007 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated interest income on these amounts at market rates.
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, which began in 2007, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. At February 29, 2008 and at May 31, 2007, our net receivables recorded by FCIS totaled approximately $1.3 billion.
The costs of FedEx Services are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
(7) Supplemental Cash Flow Information

	Nine Months Ended
	February 29,	February 28,
	2008	2007
	(In millions)
Cash payments for:
Interest (net of capitalized interest)	$29	$41
Income taxes (primarily paid to parent)	434	540

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 29, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company’s management.
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
March 19, 2008

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2007 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 29, 2008.
We are the world’s largest express transportation company. FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing and information support to us and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”), as well as retail access for our customers through FedEx Kinko’s Office and Print Services, Inc. (“FedEx Kinko’s”).
The operating expenses line item “Intercompany charges” on the financial summary represents an allocation that primarily includes salaries and benefits, depreciation and other costs for the sales, marketing and information technology support provided to us by FedEx Services and FedEx Kinko’s net operating costs. These costs are allocated based on metrics such as relative revenues or estimated services provided. “Intercompany charges” also include allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions.
The key indicators necessary to understand our operating results include:
•	the overall customer demand for our various services;

•	the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, as measured by average revenue per package (yield);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volume. The following discussion of operating expenses describes the key drivers impacting expense trends beyond changes in revenues and volume.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2008 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues:
Package:
U.S. overnight box	$1,652	$1,572	5		$4,883	$4,861	—
U.S. overnight envelope	496	477	4		1,488	1,476	1
U.S. deferred	799	740	8		2,240	2,161	4

Total U.S. domestic package revenue	2,947	2,789	6		8,611	8,498	1

International Priority (IP)	1,889	1,596	18		5,620	4,958	13
International domestic (1)	163	114	43		492	223	121

Total package revenue	4,999	4,499	11		14,723	13,679	8
Freight:
U.S.	614	587	5		1,811	1,817	—
International priority freight	309	252	23		913	772	18
International airfreight	96	90	7		286	300	(5)

Total freight revenue	1,019	929	10		3,010	2,889	4
Other	72	58	24		201	172	17

Total revenues	6,090	5,486	11		17,934	16,740	7
Operating expenses:
Salaries and employee benefits	2,107	1,996	6		6,132	6,024	2
Purchased transportation	303	299	1		881	831	6
Rentals and landing fees	417	407	2		1,238	1,191	4
Depreciation and amortization	238	214	11		696	621	12
Fuel	980	691	42		2,652	2,205	20
Maintenance and repairs	345	357	(3)		1,121	1,118	—
Intercompany charges	554	502	10		1,602	1,535	4
Other	729	636	15		2,170	1,886	15

Total operating expenses (2)	5,673	5,102	11		16,492	15,411	7

Operating income	$417	$384	9		$1,442	$1,329	9

Operating margin	6.8%	7.0%	(20	) bp	8.0%	7.9%	10	bp

Other income (expense):
Interest, net	39	48	(19)		124	128	(3)
Other, net	(40)	(24)	67		(138)	(72)	92

	(1)	24	(104)		(14)	56	(125)

Income before income taxes	416	408	2		1,428	1,385	3

Provision for income taxes	167	138	21		553	508	9

Net income	$249	$270	(8)		$875	$877	—

(1)	International domestic revenues include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.

(2)	Operating expenses for the nine months ended February 28, 2007 included a $143 million charge associated with upfront compensation and benefits under the new labor contract with our pilots, which was ratified in October 2006.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2008	2007	Change	2008	2007	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,165	1,191	(2)	1,155	1,180	(2)
U.S. overnight envelope	659	699	(6)	679	701	(3)
U.S. deferred	966	965	—	910	904	1

Total U.S. domestic ADV	2,790	2,855	(2)	2,744	2,785	(1)

IP	518	490	6	517	486	6
International domestic (1)	295	162	82	294	83	254

Total ADV	3,603	3,507	3	3,555	3,354	6

Revenue per package (yield):
U.S. overnight box	$22.51	$21.29	6	$22.13	$21.68	2
U.S. overnight envelope	11.93	11.01	8	11.48	11.09	4
U.S. deferred	13.14	12.37	6	12.89	12.58	2
U.S. domestic composite	16.77	15.76	6	16.43	16.06	2
IP	57.85	52.52	10	56.96	53.73	6
International domestic (1)	8.77	11.40	(23)	8.76	13.99	(37)
Composite package yield	22.02	20.70	6	21.69	21.46	1
Freight Statistics
Average daily freight pounds:
U.S.	8,967	9,785	(8)	8,908	9,688	(8)
International priority freight	2,234	1,845	21	2,178	1,866	17
International airfreight	1,739	1,715	1	1,772	1,855	(4)

Total average daily freight pounds	12,940	13,345	(3)	12,858	13,409	(4)

Revenue per pound (yield):
U.S.	$1.09	$0.97	12	$1.06	$0.99	7
International priority freight	2.19	2.20	—	2.19	2.18	—
International airfreight	0.89	0.85	5	0.85	0.85	—
Composite freight yield	1.25	1.12	12	1.23	1.13	9

(1)	International domestic statistics include our international domestic express operations, primarily in the United Kingdom, Canada, India and China.
Revenues
Revenues increased 11% in the third quarter of 2008, primarily due to increases in fuel surcharges, the impact of favorable exchange rates and IP volume growth. During the nine months of 2008, revenues increased 7% primarily due to increases in fuel surcharges, growth in IP volume, the impact of favorable exchange rates and incremental revenue from business acquisitions in the second half of 2007. Revenue increases during the third quarter and nine months of 2008 were partially offset by decreased demand for U.S. domestic package and freight services as a result of the ongoing weak U.S. economy. One additional operating day also contributed to the revenue growth for the third quarter and nine months of 2008.
IP yield increased 10% during the third quarter and 6% during the nine months of 2008, primarily due to favorable exchange rates, higher fuel surcharges and increases in package weights, partially offset by decreases in the average rate per pound. U.S. domestic yield increases in the third quarter and nine months of 2008 were primarily due to higher fuel surcharges and general rate increases, partially offset by lower package weights. International domestic yield decreased during the third quarter and nine months of 2008 as a result of the inclusion of lower-yielding services from the companies acquired in 2007. Composite freight yield increased in the third quarter and nine months of 2008 due to higher fuel surcharges and changes in service mix.

IP volume growth during the third quarter and nine months of 2008 resulted from increased demand in Asia, U.S. outbound, Europe and Latin America. Increased international domestic volumes during the nine months of 2008 were driven by business acquisitions in the second half of 2007. U.S. domestic package and freight volumes decreased during the third quarter and nine months of 2008, as the ongoing weak U.S. economy continued to negatively impact demand for these services.
In January 2008, we implemented an average list price increase of 6.9% on U.S. domestic and outbound shipments and made various changes to international rates and other surcharges, while we lowered our fuel surcharge index by 2% in most markets. In January 2007, we implemented an average list price increase of 5.5% on U.S. domestic and outbound shipments and made various changes to international rates and other surcharges, while we lowered our fuel surcharge index by 2% in most markets.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

U.S. Domestic and Outbound Fuel Surcharge:
Low	17.50%	9.50%	13.50%	9.50%
High	19.50	11.50	19.50	17.00
Weighted-average	18.45	10.57	15.73	13.93

International Fuel Surcharges:
Low	14.00	9.50	12.00	9.50
High	19.50	13.00	19.50	17.00
Weighted-average	16.89	11.88	15.28	13.49
Operating Income
Operating results for the third quarter of 2008 were negatively impacted by the continued softness in the U.S. economy, which limited demand for our U.S. domestic package services, increased intercompany charges and continued investment in our domestic service in China. The favorable impact of net fuel costs, one additional operating day and exchange rates partially mitigated the impact of these factors on our operating results for the third quarter of 2008.
Operating results for the nine months of 2008 were also negatively impacted by the continued softness in the U.S. economy and continued investment in domestic express services in China, as well as higher net fuel costs. However, revenue growth in IP services, reduced retirement plan costs, lower variable incentive compensation and the favorable impact of foreign currency exchange rates more than offset the net impact of increased fuel costs on operating income during the nine months of 2008.
Fuel costs increased in the third quarter and nine months of 2008 due to an increase in the average price per gallon of fuel. While fuel surcharges more than offset the impact of higher fuel costs for the third quarter of 2008, fuel surcharges did not offset the effect of fuel costs on our operating results for the nine months of 2008 due to the timing lag that exists between when we purchase fuel and when our indexed fuel surcharges automatically adjust. Other operating expenses increased during the third quarter and nine months of 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. We previously recorded only our portion of the net results of the China business due to the joint venture structure. Intercompany charges increased during the third quarter and nine months of 2008 primarily due to increased net operating costs at FedEx Kinko’s associated with reduced copy and print revenue, store expansion and service improvement activities. In addition, higher allocated marketing and information technology costs from FedEx Services contributed to the increase in intercompany charges for the third quarter and nine months of 2008. The increase in depreciation expense for the third quarter of 2008 and nine months of 2008 was principally due to aircraft purchases and our 2007 business acquisitions.

Operating income and operating margin for the third quarter of 2007 were negatively impacted by the timing lag in our fuel surcharges and the adverse effect of severe winter weather conditions. Operating income for the nine months of 2007 included $143 million in upfront expenses associated with our pilot contract.
Income Taxes
Our effective tax rate was 40.1% for the third quarter and 38.7% for the nine months of 2008, compared to 33.8% for the third quarter of 2007 and 36.7% for the nine months of 2007. We expect the effective tax rate to be approximately 40.0% for the remainder of 2008. The actual rate will depend on a number of factors, including the amount and source of operating income.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. With the exception of investments held by our pension plans, this deferral makes SFAS 157 effective for us beginning June 1, 2009 (fiscal 2010). In addition, the FASB has excluded leases from the scope of SFAS 157. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial condition or results of operations, if any.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;

•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;

•	the price and availability of jet and vehicle fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses;

•	any impacts on our businesses resulting from new domestic or international government regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, labor or environmental rules;

•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs;

•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;

•	increasing costs and the volatility of costs for employee benefits, especially pension and healthcare benefits;

•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;

•	market acceptance of our new service and growth initiatives;

•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and

•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 29, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying consolidated financial statements.
In December 2007, the Directorate General for Competition of the European Commission charged several companies in the international air freight forwarding industry with anti-competitive behavior in connection with the investigation that was disclosed in our Annual Report, but we were not among the companies charged. The investigations by the Antitrust Division of the U.S. Department of Justice and the Australian Competition and Consumer Commission that were disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007 are ongoing. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: March 20, 2008	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT WORLDWIDE CONTROLLER PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-1