Form 10-K
period 2008-05-31
FEDERAL EXPRESS CORP
filed 2008-07-16
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-7806
FEDERAL EXPRESS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-0427007
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road, Memphis, Tennessee (Address of Principal Executive Offices)	38125 (ZIP Code)
Registrant’s telephone number, including area code: (901) 369-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 14, 2008, 1,000 shares of the Registrant’s common stock were outstanding.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I
ITEM 1. BUSINESS
Overview
Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 145,000 employees and have approximately 53,500 drop-off locations, including FedEx Office and Print Centers, 677 aircraft and approximately 51,500 vehicles and trailers in our integrated global network.
FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides sales, marketing, information technology and customer service support, primarily for the benefit of us and FedEx wholly owned subsidiary FedEx Ground Package System, Inc. (“FedEx Ground”). FedEx Services and its subsidiary FedEx Customer Information Services, Inc. provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of express and ground services and to help ensure a consistent and outstanding experience for our customers.
FedEx wholly owned subsidiary FedEx Office and Print Services, Inc. (“FedEx Office”), formerly known as FedEx Kinko’s, provides customer access to our shipping services. FedEx Office has approximately 2,000 locations and offers the full range of our services at virtually all U.S. locations. In addition, FedEx Office offers packing services at virtually all U.S. Office and Print Centers, and packing supplies and boxes are included in FedEx Office’s retail product assortment.
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
Information regarding our e-shipping tools and solutions can be found below (“Technology”). In addition, detailed information about all of our delivery services and e-shipping tools and solutions can be found on the FedEx Web site, fedex.com. The information on the FedEx Web site, however, is not incorporated by reference in, and does not form part of, this Report.
International Expansion
During 2007, several strategic international acquisitions were made, each of which is expected to provide important contributions to our long-term growth, productivity and profitability:
•	FedEx acquired ANC Holdings Ltd. (now rebranded as FedEx UK), a United Kingdom domestic express transportation company, and subsequently transferred its stock to us. The acquisition of FedEx UK has allowed us to establish a domestic service in the United Kingdom and better serve the U.K. international market, which we previously served primarily through independent agents.

•	We acquired Prakash Air Freight Pvt. Ltd. (“PAFEX”), our primary service provider in India. The acquisition of PAFEX extends our operations in the global express industry with a wholly owned company in one of the world’s fastest growing markets.

•	We acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) fifty percent share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic network in China. The acquisition converted our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary. The acquisition increases our presence in China in the international market and establishes our presence in the domestic market.
We are focused on further expanding our international presence, especially in key markets such as China, India and Europe. We began serving China in 1984, and since that time, we have expanded our service to cover more than 200 cities and counties across the country. We now employ more than 6,000 workers in China. In addition to the DTW Group acquisition, we have recently taken several other important actions that increase our presence in China and bolster our leadership in the global air cargo industry. For example:
•	In 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, in 2009. We believe the new hub will better serve our global customers doing business in and with the fast-growing China and Asia-Pacific markets.

•	In 2007, we initiated next-morning domestic delivery service in China, which is available in more than 40 cities and counties throughout the country. The new China domestic service is supported by a money-back guarantee and real-time package status tracking. Our China domestic network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province.

In support of our international expansion, we have agreed to purchase 15 B777F aircraft, a new high-capacity, long-range airplane, with deliveries beginning in calendar 2009. We also hold an option to purchase an additional 15 B777F aircraft. To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.
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
The fedex.com Web site was launched over ten years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site, which we recently redesigned, is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The FedEx Insight application provides our customers with visibility and package status of their inbound and outbound shipments. The FedEx Global Trade Manager resource enables our customers to more easily navigate the complexities of international commerce by helping them identify the documents they need in order to ship to and from specific countries. FedEx Global Trade Manager also offers a currency converter, profiles of regulatory information by country, a customs regulation guide and, through its “Estimate Duties and Taxes” features, customers can estimate applicable governmental charges, duties and fees. FedEx Billing Online provides our customers with real-time access to their accounts, invoices and paid shipment details.
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
Our e-commerce tools and solutions are designed to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes. As announced in 2008, through the FedEx QuickShip add-in application, users of Microsoft Office Outlook, the world’s largest e-mail application, are provided with the ability to connect directly to our shipping services.

Marketing
The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:
•	The National Football League (NFL), as its “Official Delivery Service Sponsor”

•	FedExField, home of the NFL’s Washington Redskins

•	FedEx Orange Bowl, host of one of college football’s Bowl Championship Series games

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company”

•	FedExCup, a season-long points competition for PGA TOUR players

•	Pebble Beach Golf Resorts, as the official shipping company

•	National Basketball Association (NBA), as its official delivery service sponsor

•	FedExForum, home of the NBA’s Memphis Grizzlies

•	Vodafone McLaren Mercedes Formula One team

•	French Open tennis tournament

•	The China National Badminton Team
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
Pricing
We periodically publish list prices in our Service Guides for the majority of our services. In general, during 2008, U.S. shipping rates were based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. We offer our customers discounts generally based on actual or potential average daily revenue produced.
We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the spot price for jet fuel. For example, the fuel surcharge for June 2008 was based on the spot price for jet fuel published for April 2008. Changes to our fuel surcharge, when calculated according to the spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2008 — 17%; 2007 — 13%; and 2006 — 14%. The percentages reflect the base rate increases that are associated with certain fuel surcharge reductions.

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
Facilities in Anchorage, Paris and Subic Bay, Philippines, serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Subic Bay and Paris are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets. As noted above, in 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009.
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
FedEx Office offers retail access to our shipping services at all of its U.S. locations. We also have alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside U.S. Post Offices.
Fuel Supplies and Costs
During 2008, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”
The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

	Total Cost	Percentage of Total
Fiscal Year	(in millions)	Revenues

2008	$3,396	14.0%
2007	2,639	11.7
2006	2,497	11.7
2005	1,780	9.2
2004	1,160	6.7
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
Employees
We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2008, we employed approximately 94,700 permanent full-time and 50,300 permanent part-time employees, of which approximately 16% are employed in the Memphis area. Our international employees in the aggregate represent approximately 25% of all employees. We believe our relationship with our employees is excellent.
Our pilots, who are represented by the Air Line Pilots Association, International (“ALPA”), are employed under a four-year collective bargaining agreement that took effect in October 2006. Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees.
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
Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. In May 2006, the TSA adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we have filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements (including those of foreign governments, as noted below) for air cargo carriers could impose material costs on us.
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
International. Our international authority permits us to carry cargo and mail from points in our U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. The carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair our ability to operate our air network in the most efficient manner. Additionally, global air cargo carriers, such as us, are subject to current and potential additional aviation security regulation by foreign governments.
Our operations within foreign countries, such as our growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, China is currently considering postal regulation that would substantially limit, if not exclude, foreign-invested companies such as us from competing in the China domestic document delivery market.

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
We are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.
ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 31 through 34 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2008, our aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft)(1)
Boeing MD11	32	26	58		164,200
Boeing MD10-30(2)	6	2	8		114,200
Boeing DC10-30	5	7	12	(3)	114,200
Boeing MD10-10(2)	58	—	58		113,100
Boeing DC10-10	5	—	5	(4)	113,100
Airbus A300-600	32	36	68	(5)	85,600
Airbus A310-200/300	50	16	66		61,900
Boeing B757-200	12	—	12	(6)	45,800
Boeing B727-200	81	9	90		38,200
ATR 72-202/212	29	—	29		14,660
ATR 42-300/320	13	—	13		10,880
Fokker F27-500	1	—	1		10,100
Fokker F27-600	4	—	4		9,850
Cessna 208B	243	—	243		2,500
Cessna 208A	10	—	10		1,900

Total	581	96	677

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)	Includes two aircraft not currently in operation and awaiting conversion to MD10 configuration.

(4)	Includes three aircraft not currently in operation and awaiting conversion to MD10 configuration.

(5)	Includes four aircraft not currently in operation — three awaiting completion of passenger-to-freighter modification and one in storage.

(6)	Includes 12 aircraft not currently in operation — six awaiting completion of passenger-to-freighter modification and six in storage.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.

•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet our cargo requirements. We operate two models, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.

•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.

•	The B757s are two-engine aircraft configured for cargo service.

•	The B727s are three-engine aircraft configured for cargo service.

•	The ATR, Fokker F27 and Cessna 208 turbo-prop aircraft are leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.
An inventory of spare engines and parts is maintained for each aircraft type.
In addition, we “wet lease” approximately 50 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2008, we operated approximately 51,500 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2009	4	16	—	2	22
2010	—	6	6	—	12
2011	—	5	9	—	14
2012	—	2	—	—	2
2013	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	4	29	15	2	50

Deposits and progress payments of $254 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Also see Note 13 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2008, we operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour)(1)	Lessor	Year

National

Memphis, Tennessee	518	3,450,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	262	1,895,000	192,000	Indianapolis Airport Authority	2028

Regional

Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2010

Oakland, California	74	320,000	65,000	City of Oakland	2011

Metropolitan

Chicago, Illinois	51	419,000	52,000	City of Chicago	2018

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2009/2025	(5)

International

Anchorage, Alaska(2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France(3)	87	861,000	54,000	Aeroports de Paris	2029

Subic Bay, Philippines(4)	18	316,000	22,000	Subic Bay Metro-politan Authority	2010

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for sorting and handling facility (23 acres) expires in 2009, and lease for ramp expansion (11 acres) expires in 2025.

Our primary sorting facility, which serves as the center of our multiple hub-and-spoke system, is located at the Memphis International Airport. Our facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. We lease these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates us to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The lease is subordinate to, and our rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government. As noted above, we are building a new regional hub in Greensboro, North Carolina, which is scheduled to begin operations in calendar 2009.
We have additional international sorting and freight handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami. As noted above, in 2006, we broke ground on a new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new Asia-Pacific hub is expected to assume and expand the current activities of our existing hub in Subic Bay, Philippines, beginning in 2009. As announced in 2008, we intend to construct a new sorting and handling facility in Germany at the Cologne/Bonn airport and relocate the Frankfurt operations there, beginning in 2010.
Administrative and Other Properties and Facilities
Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. We also lease approximately 30 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.
We own or lease approximately 680 facilities for city station operations in the United States. In addition, approximately 375 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2008, we had approximately 45,100 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2008, we also had approximately 10,500 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office and Print Centers. Internationally, we have approximately 2,100 drop-off locations.
ITEM 3. LEGAL PROCEEDINGS
FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 14 of the accompanying consolidated financial statements.

In June 2006, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requesting certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. In December 2007, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the DOJ into possible anti-competitive behavior in the international freight forwarding industry. In March 2008, we received an additional subpoena from the DOJ relating to its investigation of the international freight forwarding industry. In July 2008, we received a notice from the Korea Fair Trade Commission (“KFTC”) requesting certain information and documents in connection with the KFTC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in South Korea. The DOJ, ACCC and KFTC investigations are ongoing. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
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
Management’s discussion and analysis of results of operations and financial condition is presented on pages 22 through 34 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 65 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2008 thereon, are presented on pages 37 through 64 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 35 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 36 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Of the fees Ernst & Young LLP billed FedEx for services provided during 2008 and 2007, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2008	2007
Audit fees	$7,848	$8,030
Audit-related fees	327	426
Tax fees	172	597
All other fees	9	9

Total	$8,356	$9,062

•	Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•	Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2008 and 2007 include fees primarily for benefit plan audits.

•	Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $21,000 in 2008 and $15,000 in 2007.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2008 and 2007 include fees for online technical resources.
To help ensure the independence of our independent registered public accounting firm, the Audit Committee of the Board of Directors of FedEx has adopted a Policy on Engagement of Independent Auditor, which is available on FedEx’s Web site at http://ir.fedex.com/documentdisplay.cfm?DocumentID=122.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2008 thereon, are listed on page 21 and presented on pages 37 through 64 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 10, 2008 thereon, is presented on pages 66 through 67 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.
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

FEDERAL EXPRESS CORPORATION
Dated: July 16, 2008	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2008

/s/ CATHY D. ROSS Cathy D. Ross	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 16, 2008

/s/ J. RICK BATEMAN J. Rick Bateman	Vice President and Worldwide Controller (Principal Accounting Officer)	July 16, 2008

/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 16, 2008

/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 16, 2008

/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President and President — International and Director	July 16, 2008

/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 16, 2008

/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 16, 2008

Signature	Capacity	Date

/s/ WILLIAM J. LOGUE* William J. Logue	Executive Vice President — U.S. Operations and Systems Support and Director	July 16, 2008

/s/ CHRISTINE P. RICHARDS* Christine P. Richards	Director	July 16, 2008

* By:	/s/ J. RICK BATEMAN J. Rick Bateman Attorney-in-Fact	July 16, 2008

FINANCIAL SECTION TABLE OF CONTENTS
Consolidated Financial Statements
Other Financial Information

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW OF FINANCIAL SECTION
The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2008 results compared to 2007, and 2007 results compared to 2006. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2009. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2008 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.
DESCRIPTION OF BUSINESS
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing, information technology and customer service support to us and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”), as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”), formerly FedEx Kinko’s.
The operating expenses line item “Intercompany charges” on the financial summary represents an allocation that primarily includes salaries and benefits, depreciation and other costs for the sales, marketing, information technology and customer service support provided to us by FedEx Services and FedEx Office’s net operating costs. These costs are allocated based on metrics such as relative revenues or estimated services provided. “Intercompany charges” also include allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing these functions.
During the first quarter of 2008, FedEx revised its reportable segments as a result of an internal reorganization of FedEx Office. As a result, FedEx Office became part of the FedEx Services segment. As described above, FedEx Office provides retail access to our customers, and as such, a portion of FedEx Office’s net operating costs are allocated to us and included in the expense line “Intercompany charges.”
Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express U.S. and FedEx Ground customer information were moved from FedEx Express into a new subsidiary of FedEx Services named FedEx Customer Information Services, Inc. (“FCIS”). The costs of providing these customer service functions are allocated back to FedEx Express and FedEx Ground as described above. Prior year amounts were not reclassified to conform to the 2007 presentation, as the financial results were materially comparable.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates that we believe approximate fair value and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such affiliated company revenues and expenses are not separately identified in the following financial information, as the amounts are not material.
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
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2008 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2008	2007	2006	2008/2007		2007/2006
Revenues:
Package:
U.S. overnight box	$6,578	$6,485	$6,422	1		1
U.S. overnight envelope	2,012	1,990	1,974	1		1
U.S. deferred	2,995	2,883	2,853	4		1

Total U.S. domestic package revenue	11,585	11,358	11,249	2		1
International Priority (IP)	7,666	6,722	6,139	14		9
International domestic(1)	663	370	199	79		86

Total package revenue	19,914	18,450	17,587	8		5
Freight:
U.S.	2,398	2,412	2,218	(1)		9
International Priority freight	1,243	1,045	840	19		24
International airfreight	406	394	434	3		(9)

Total freight revenue	4,047	3,851	3,492	5		10
Other	285	226	217	26		4

Total revenues	24,246	22,527	21,296	8		6
Operating expenses:
Salaries and employee benefits	8,262	8,051 (2)	7,861	3		2
Purchased transportation	1,194	1,097	969	9		13
Rentals and landing fees	1,658	1,598	1,684 (3)	4		(5)
Depreciation and amortization	933	845	792	10		7
Fuel	3,785	2,946	2,786	28		6
Maintenance and repairs	1,508	1,440	1,340	5		7
Intercompany charges	2,129	2,076	1,538	3		35
Other	2,920	2,561	2,596	14		(1)

Total operating expenses	22,389	20,614	19,566	9		5

Operating income	$1,857	$1,913	$1,730	(3)		11

Operating margin	7.7%	8.5%	8.1%	(80	)bp	40	bp

Other income (expense):
Interest, net	152	173	50	(12)		NM
Other, net	(163)	(102)	(46)	60		122

	(11)	71	4	(115)		NM

Income before income taxes	1,846	1,984	1,734	(7)		14

Provision for income taxes	721	733	648	(2)		13

Net income	$1,125	$1,251	$1,086	(10)		15

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, India and China. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Includes a $143 million charge for signing bonuses and other upfront compensation associated with the new four-year labor contract with our pilots.

(3)	Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2008	2007	2006	2008/2007	2007/2006
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,151	1,174	1,203	(2)	(2)
U.S. overnight envelope	677	706	713	(4)	(1)
U.S. deferred	895	898	901	—	—

Total U.S. domestic ADV	2,723	2,778	2,817	(2)	(1)
IP	517	487	466	6	5
International domestic(1)	296	134	46	121	191

Total ADV	3,536	3,399	3,329	4	2

Revenue per package (yield):
U.S. overnight box	$22.40	$21.66	$20.94	3	3
U.S. overnight envelope	11.66	11.06	10.86	5	2
U.S. deferred	13.12	12.59	12.42	4	1
U.S. domestic composite	16.68	16.04	15.66	4	2
IP	58.11	54.13	51.64	7	5
International domestic(1)	8.80	10.77	16.69	(18)	(35)
Composite package yield	22.08	21.28	20.72	4	3

Freight Statistics
Average daily freight pounds:
U.S.	8,648	9,569	9,374	(10)	2
International Priority freight	2,220	1,878	1,634	18	15
International airfreight	1,817	1,831	2,126	(1)	(14)

Total average daily freight pounds	12,685	13,278	13,134	(4)	1

Revenue per pound (yield):
U.S.	$1.09	$0.99	$0.93	10	6
International Priority freight	2.20	2.18	2.02	1	8
International airfreight	0.88	0.84	0.80	5	5
Composite freight yield	1.25	1.14	1.04	10	10

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, India and China.
Revenues
Revenues increased 8% in 2008, primarily due to increases in fuel surcharges, growth in IP volume and the impact of favorable currency exchange rates. Revenue increases during 2008 were partially offset by decreased volumes in U.S. domestic package and freight services, as the weak U.S. economy and persistently higher fuel prices and the related impact on our fuel surcharges have restrained demand for these services. These factors drove U.S. domestic shipping levels to pre-2000 volumes during the fourth quarter of 2008.
The increase in composite package yield in 2008 was driven by increases in IP and U.S. domestic yields, partially offset by decreased international domestic yield. IP yield increased 7% in 2008, primarily due to favorable exchange rates, higher fuel surcharges and increases in package weights. U.S. domestic yield increased 4% in 2008 primarily due to higher fuel surcharges and general rate increases. International domestic yield decreased 18% during 2008 as a result of the inclusion of lower-yielding services from the companies acquired in 2007. Composite freight yield increased in 2008 due to the impact of changes in service mix, higher fuel surcharges and favorable exchange rates.

IP volume growth during 2008 resulted from increased demand in Asia, U.S. outbound and Europe. Increased international domestic volumes during 2008 were driven by business acquisitions in the second half of 2007. U.S. domestic package and freight volumes decreased during 2008, as the ongoing weak U.S. economy and rising fuel prices continued to negatively impact demand for these services.
Revenue growth in 2007 was driven by IP revenues as a result of yield improvements across all regions and volume growth resulting from increased demand in U.S. outbound, Asia and Europe. Also contributing to revenue growth in 2007 were increases in international domestic revenues (primarily due to our acquisition of FedEx U.K.) and increases in freight revenues due to higher U.S. and international priority freight volumes. U.S. domestic package revenues increased as a result of yield improvements, partially offset by a decrease in volumes resulting from the moderating growth rate of the U.S. economy.
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
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows, for the years ended May 31:

	2008	2007	2006

U.S. Domestic and Outbound Fuel Surcharge:
Low	13.50%	8.50%	10.50%
High	25.00	17.00	20.00
Weighted-Average	17.06	12.91	13.69

International Fuel Surcharges:
Low	12.00	8.50	10.00
High	25.00	17.00	20.00
Weighted-Average	16.11	12.98	12.73

Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2008	2007		2006
Operating expenses:
Salaries and employee benefits	34.1%	35.7	%(1)	36.9%
Purchased transportation	4.9	4.9		4.6
Rentals and landing fees	6.8	7.1		7.9 (2)
Depreciation and amortization	3.9	3.7		3.7
Fuel	15.6	13.1		13.1
Maintenance and repairs	6.2	6.4		6.3
Intercompany charges	8.8	9.2		7.2
Other	12.0	11.4		12.2

Total operating expenses	92.3	91.5		91.9

Operating income (margin)	7.7%	8.5%		8.1%

(1)	Includes a $143 million charge for signing bonuses and other upfront compensation associated with the new four-year labor contract with our pilots (0.6% of revenue).

(2)	Includes a $75 million one-time, noncash charge to adjust the accounting for certain facility leases (0.4% of revenue).
Operating results for 2008 were negatively impacted by record high fuel prices, the continued weak U.S. economy and our continued investment in domestic express services in China. However, revenue growth in IP services, reduced retirement plan costs, the favorable impact of foreign currency exchange rates and lower variable incentive compensation partially offset the impact of these factors on operating income during 2008.
Fuel costs increased 28% in 2008 due to an increase in the average price per gallon of fuel. Although fuel costs increased significantly during 2008, fuel surcharges were sufficient to offset incremental fuel costs, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services. However, we believe persistently higher fuel prices and the related impact on our fuel surcharges are reducing demand for our services and pressuring overall yield growth. These factors are also affecting our ability to cover inflation in our operating costs and contributing to a customer shift to lower-yielding services.
Other operating expenses increased 14% during 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. Also contributing to the increase in other operating expenses in 2008 was the inclusion of an operating gain in 2007 related to the Airbus contract settlement agreement described below. Purchased transportation costs increased 9% in 2008 primarily due to the inclusion of our 2007 business acquisitions, the impact of higher fuel costs and IP volume growth, which requires a higher utilization of contract pickup and delivery services. These increases in purchased transportation costs were partially offset by the elimination of payments by us for pickup and delivery services provided by our former China joint venture partner, as we acquired this business in the second half of 2007. The 10% increase in depreciation expense during 2008 was principally due to aircraft purchases and our 2007 business acquisitions. Intercompany charges increased 3% during 2008 primarily due to increased net operating costs at FedEx Office associated with declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions, and service improvement activities. This increase was partially offset by lower allocated fees from FedEx Services due to cost containment activities.

Operating income and operating margin increased in 2007, despite slower overall revenue growth. Increases in operating income and margin in 2007 resulted from growth in IP services and were partially offset by costs associated with the ratification of a new labor contract with our pilots in October 2006. These costs included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements, which were mitigated by reductions in the variable incentive compensation for our other employees. Year-over-year results in 2007 were positively affected by a $75 million charge in 2006 to adjust the accounting for certain facility leases (described below).
Fuel costs increased during 2007 due to an increase in the average price per gallon of fuel. Fuel surcharges did not offset the effect of higher fuel costs on our year-over-year operating results for 2007, due to the timing lag that exists between when we purchase fuel and when our fuel surcharges are adjusted, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges.
Salaries and employee benefits increased in 2007 primarily as a result of the new labor contract with our pilots. Purchased transportation costs increased 13% in 2007 due to IP volume growth, which requires a higher utilization of contract pickup and delivery services and an increase in the cost of purchased transportation. Maintenance and repairs increased 7% in 2007 primarily due to higher aircraft maintenance expenses for various airframes and Airbus A300 engines. The 5% decrease in rentals and landing fees in 2007 was attributable to the one-time adjustment for leases in 2006 described below. Intercompany charges increased 35% in 2007 due to allocations as a result of moving the FCIS organization to FedEx Services in 2007. The costs associated with the FCIS organization in 2006 were of a comparable amount but were reported in individual operating expense captions.
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
Employees Under Collective Bargaining Arrangements
Our pilots, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees.
Lease Accounting Charge
Our results for 2006 included a noncash charge of $75 million to adjust the accounting for certain facility leases. This charge, which included the impact on prior years, related primarily to rent escalations in on-airport facility leases that were not being recognized appropriately.
Other Income and Expense and Income Taxes
Net interest income decreased $21 million during 2008 primarily due to decreased interest income related to lower intercompany receivable balances. Net interest income increased $123 million during 2007 primarily due to increased interest income related to higher intercompany receivable balances, along with higher interest rates.

Our effective tax rate was 39.1% in 2008, 36.9% in 2007 and 37.4% in 2006. Our 2008 tax rate was negatively impacted by new intercompany charges from FedEx Office. Our 2007 tax rate was favorably impacted by the conclusion of various state and federal tax audits and appeals. This favorable impact was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China (described below). For 2009, we expect our effective tax rate to be approximately 39.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Business Acquisitions
During 2007, the following business acquisitions were made:

			Purchase Price
Business Acquired	Rebranded	Date Acquired	(in millions)
ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	$241
Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
The acquisition of FedEx U.K. has allowed us to establish a domestic service in the United Kingdom and better serve the U.K. international market, while the DTW Group acquisition converted our joint venture with DTW Group into a wholly owned subsidiary and has increased our presence in China in the international market and established our presence in the domestic market. During 2007, we also made other immaterial acquisitions that are not presented in the table above.
The purchase price for these acquisitions was paid from available cash balances, which included the net proceeds from FedEx’s $1 billion senior unsecured debt offering completed during 2007.
See Note 3 of the accompanying consolidated financial statements for further information about these acquisitions.
Outlook
We expect limited base revenue growth in 2009, as we expect no significant improvement in the U.S. economy with continued high oil prices. These factors will continue to pressure yields and volumes in both U.S. domestic package and freight services. We expect U.S. domestic shipping volumes to remain at the pre-2000 levels experienced in the fourth quarter of 2008. We expect that the majority of the revenue increase in 2009 will be led by IP services, as we continue to focus on growing our service offerings, particularly in China and Europe, and benefit from increased demand for U.S. goods due to a weaker U.S. dollar. Our international domestic revenue is projected to increase in 2009 due to the continued expansion of our China domestic service as well as increases in our Canadian domestic package services.
Operating income and operating margin are expected to decline in 2009, primarily due to lower U.S. domestic package and freight volumes, as high energy costs will dampen our growth potential throughout 2009 despite our continued cost containment initiatives. Capital expenditures are expected to be relatively flat in 2009, as we balance the need to control spending with the opportunity to make investments with high returns, such as substantially more fuel-efficient aircraft. Our aircraft-related capital outlays include the more fuel-efficient Boeing 757s, the first of which enter revenue service in 2009, and the new Boeing 777s, the first of which enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. However, we may temporarily ground certain aircraft due to excess capacity in the current economic environment. Our new Asia-Pacific hub in Guangzhou, China is planned to be operational in 2009.
See “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business
Our business is seasonal in nature. Seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Shipment levels, operating costs and earnings for our company can also be adversely affected by inclement weather, particularly in our third fiscal quarter.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was immaterial. For additional information on the impact of adoption of FIN 48, refer to Note 8 to the accompanying consolidated financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Upon adoption of SFAS 158, we recognized liabilities of $652 million for our underfunded plans in our balance sheet at May 31, 2007. We recognized an adjustment of $16 million to the ending balance of AOCI in owner’s equity, net of tax, for previously unrecognized net actuarial losses, prior service costs and transition obligations and eliminated the minimum pension liability balance of $45 million and intangible assets of $2 million related to our plans that had been recorded prior to adoption. The adoption of SFAS 158 did not affect our operating results in the current period and will not have any effect on operating results in future periods.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 (February 29 in 2008) measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). We are required to make our transition election in the first quarter of 2009 and plan to elect the two-measurement approach as our transition method. Under the two-measurement approach, we complete two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. For the transition period from February 29, 2008 through June 1, 2008, we will record the net periodic benefit cost, net of tax, as an adjustment to beginning retained earnings and the actuarial gains and losses, net of tax, as an adjustment to AOCI in the first quarter of 2009. The impact of adopting the measurement date provision on our financial statements is not expected to be material to our financial position or results of operations, but will reduce our 2009 pension and retiree medical expense (including amounts allocated to us based on our participation in the FedEx Corporation Employees’ Pension Plan) by approximately $71 million under the two-measurement approach due to an increase in the discount rate and higher plan assets. For additional information on the adoption of SFAS 158 and these changes, see Note 9 to the accompanying consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). SFAS 157 is effective for us beginning on June 1, 2008; however, the FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. In addition, the FASB has excluded leases from the scope of SFAS 157. We anticipate that this standard will not have a material impact on our financial condition or results of operations upon adoption.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. The key aspects of SFAS 141R and SFAS 160 include requiring the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; establishing the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requiring the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
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

Our business may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating the impact of higher fuel costs on our expenses through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers, especially in the U.S. domestic market, away from our higher-yielding services to our lower-yielding services or even reduce customer demand for our services altogether. These effects were evident in the second half of 2008, as fuel prices reached all-time highs. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our network.
Our business is capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other capital to support our network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels.
We face intense competition. The express transportation services market is both highly competitive and sensitive to price and service. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete very effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share.
If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 strategic acquisitions were made in China, the United Kingdom and India. While we expect these acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.
Increased security requirements could impose substantial costs on us. As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in May 2006, the U.S. Transportation Security Administration (“TSA”) adopted new rules enhancing many of the security requirements for air cargo on both passenger and all-cargo aircraft, and in May 2007, the TSA issued a revised model all-cargo aircraft security program for implementing the new rules. Together with other all-cargo aircraft operators, we filed comments with the TSA requesting clarification regarding several provisions in the revised model program. Until the requirements for our security program under the new rules are finalized, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements for air cargo carriers could impose material costs on us.
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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions. For example, in the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support, some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or trucks prematurely. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services.
We are also subject to risks and uncertainties that affect many other businesses, including:
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation, including tax, accounting, trade, labor, environmental or postal rules;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations, and the current volatility of credit markets.
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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2008.
The effectiveness of our internal control over financial reporting as of May 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2008 and 2007, and related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008 of Federal Express Corporation and our report dated July 10, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective May 31, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2008

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
ASSETS

	May 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$298	$257
Receivables, less allowances of $69 and $61	1,619	1,429
Spare parts, supplies and fuel, less allowances of $163 and $156	352	269
Deferred income taxes	392	404
Due from other FedEx subsidiaries	532	432
Prepaid expenses and other	112	125

Total current assets	3,305	2,916

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	10,165	9,593
Package handling and ground support equipment	2,106	2,008
Vehicles	1,777	1,729
Computer and electronic equipment	731	654
Facilities and other	3,329	2,921

	18,108	16,905
Less accumulated depreciation and amortization	9,588	8,988

Net property and equipment	8,520	7,917

OTHER LONG-TERM ASSETS
Due from parent company	—	3,832
Goodwill	936	901
Intangible and other assets	696	466

Total other long-term assets	1,632	5,199

	$13,457	$16,032

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)
LIABILITIES AND OWNER’S EQUITY

	May 31,
	2008	2007

CURRENT LIABILITIES
Current portion of long-term debt	$1	$88
Accrued salaries and employee benefits	730	824
Accounts payable	1,505	1,329
Accrued expenses	954	931
Due to parent company and other FedEx subsidiaries	369	265

Total current liabilities	3,559	3,437

LONG-TERM DEBT, LESS CURRENT PORTION	744	745

OTHER LONG-TERM LIABILITIES
Deferred income taxes	941	705
Pension, postretirement healthcare and other benefit obligations	669	669
Self-insurance accruals	575	569
Deferred lease obligations	606	606
Deferred gains, principally related to aircraft transactions	313	341
Other liabilities	136	55

Total other long-term liabilities	3,240	2,945

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	476	484
Retained earnings	5,273	8,373
Accumulated other comprehensive income	165	48

Total owner’s equity	5,914	8,905

	$13,457	$16,032

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2008	2007	2006
REVENUES	$24,246	$22,527	$21,296

OPERATING EXPENSES:
Salaries and employee benefits	8,262	8,051	7,861
Purchased transportation	1,194	1,097	969
Rentals and landing fees	1,658	1,598	1,684
Depreciation and amortization	933	845	792
Fuel	3,785	2,946	2,786
Maintenance and repairs	1,508	1,440	1,340
Intercompany charges	2,129	2,076	1,538
Other	2,920	2,561	2,596

	22,389	20,614	19,566

OPERATING INCOME	1,857	1,913	1,730

OTHER INCOME (EXPENSE):
Interest expense	(19)	(40)	(54)
Interest income	171	213	104
Other, net	(163)	(102)	(46)

	(11)	71	4

INCOME BEFORE INCOME TAXES	1,846	1,984	1,734

PROVISION FOR INCOME TAXES	721	733	648

NET INCOME	$1,125	$1,251	$1,086

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$1,125	$1,251	$1,086
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	933	845	790
Provision for uncollectible accounts	87	80	82
Deferred income taxes and other noncash items	237	(59)	108
Lease accounting charge	—	—	75
Changes in operating assets and liabilities:
Receivables	(175)	1,446	(191)
Other current assets	(188)	(476)	(48)
Accounts payable and other liabilities	226	(132)	340
Other, net	(39)	4	(31)

Cash provided by operating activities	2,206	2,959	2,211

INVESTING ACTIVITIES
Capital expenditures	(1,709)	(1,667)	(1,402)
Proceeds from asset dispositions and other	28	25	31
Business acquisitions, net of cash acquired	(4)	(347)	—
Collection on loan to parent company	4,225	—	—

Cash provided by (used in) investing activities	2,540	(1,989)	(1,371)

FINANCING ACTIVITIES
Principal payments on debt	(88)	(147)	(108)
Net payments to parent company	(392)	(783)	(772)
Dividend paid to parent company	(4,225)	—	—

Cash used in financing activities	(4,705)	(930)	(880)

CASH AND CASH EQUIVALENTS

Net increase (decrease) in cash and cash equivalents	41	40	(40)
Cash and cash equivalents at beginning of period	257	217	257

Cash and cash equivalents at end of period	$298	$257	$217

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Capital	Earnings	Income (Loss)	Owner’s Equity

Balance at May 31, 2005	$—	$298	$6,036	$(15)	$6,319
Net income	—	—	1,086	—	1,086
Foreign currency translation adjustment, net of deferred taxes of $1	—	—	—	22	22
Minimum pension liability adjustment, net of deferred taxes of $3	—	—	—	5	5

Total comprehensive income					1,113

Balance at May 31, 2006	—	298	7,122	12	7,432

Net income	—	—	1,251	—	1,251
Foreign currency translation adjustment, net of deferred taxes of $6	—	—	—	27	27
Minimum pension liability adjustment, net of deferred taxes of $3	—	—	—	(11)	(11)

Total comprehensive income					1,267

Retirement plans liability adjustment in connection with the adoption of SFAS 158, net of deferred taxes of $14	—	—	—	20	20
Contribution by parent company of acquisition of ANC Holdings Ltd.	—	198	—	—	198
Dividend to parent company associated with the formation of FCIS	—	(12)	—	—	(12)

Balance at May 31, 2007	—	484	8,373	48	8,905

Net income			$1,125		$1,125
Foreign currency translation adjustment, net of deferred taxes of $13	—	—	—	97	97
Retirement plans liability adjustments, net of deferred taxes of $6	—	—	—	20	20

Total comprehensive income					1,242

Dividends to parent company	—	(8)	(4,225)	—	(4,233)

Balance at May 31, 2008	$—	$476	$5,273	$165	$5,914

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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2008 or ended May 31 of the year referenced.
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
Certain of our revenue-producing transactions are subject to taxes assessed by governmental authorities, such as sales tax. We present these revenues net of tax.
ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, which began in 2007, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled approximately $1.4 billion at May 31, 2008 and $1.3 billion at May 31, 2007.
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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $110 million in 2008, $91 million in 2007 and $82 million in 2006. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.
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
PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal use software. Gains and losses on sales of property used in operations are classified within operating expenses.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2008	2007
Wide-body aircraft and related equipment	15 to 25 years	$5,550	$5,391
Narrow-body and feeder aircraft and related equipment	5 to 15 years	452	352
Package handling and ground support equipment	5 to 30 years	461	435
Vehicles	5 to 10 years	422	423
Computer and electronic equipment	3 to 10 years	163	148
Facilities and other	2 to 30 years	1,472	1,168
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $911 million in 2008, $834 million in 2007 and $786 million in 2006. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $46 million in 2008, $32 million in 2007 and $27 million in 2006.
IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. We operate an integrated transportation network and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments. A calculated-value method is employed for purposes of determining the expected long-term return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. We do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, which is sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain employee groups and other pension plans covering certain of our international groups. On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other Financial Accounting Standards Board (“FASB”) Statements. See our discussion of the adoption of this standard in Note 9.
GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment by comparing the fair value with carrying value. Fair value is determined using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.
INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.
On June 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was immaterial. See Note 8 for more information concerning our adoption of FIN 48.
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our consolidated balance sheets.
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
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in caption “Other, net” in the accompanying statements of income. Cumulative net foreign currency translation gains in accumulated other comprehensive loss were $151 million at May 31, 2008, $55 million at May 31, 2007 and $28 million at May 31, 2006.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of approximately $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees.
STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. In 2007, FedEx adopted the provisions of SFAS 123R, “Share-Based Payment,” which requires recognition of compensation expense for stock-based awards using a fair value method. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123R, FedEx applied APB 25 and its related interpretations to measure compensation expense for stock-based compensation plans. As a result, no compensation expense was recorded for stock options, as the exercise price was equal to the market price of FedEx’s common stock at the date of grant.

FedEx adopted SFAS 123R using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments to employees based on the fair value on the original grant date. Under this method of adoption, our financial statement amounts for the prior period presented have not been restated.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $29 million in 2008, $28 million in 2007 and $12 million in 2006. The impact of adopting SFAS 123R for the year ended May 31, 2007 was approximately $20 million ($15 million, net of tax).
USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; employee retirement plan obligations; long-term incentive accruals; tax liabilities; accounts receivable allowances; obsolescence of spare parts; contingent liabilities; loss contingencies, such as litigation and other claims; and impairment assessments on long-lived assets (including goodwill).
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements, in addition to FIN 48 and SFAS 158, are relevant to the readers of our financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard to us will be related to the measurement of fair value in our recurring impairment test calculations (such as measurements of our recorded goodwill). SFAS 157 is effective for us beginning on June 1, 2008; however, the FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plans. In addition, the FASB has excluded leases from the scope of SFAS 157. We anticipate that this standard will not have a material impact on our financial condition or results of operations upon adoption.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. The key aspects of SFAS 141R and SFAS 160 include requiring the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; establishing the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requiring the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.

NOTE 3: BUSINESS COMBINATIONS
During 2007, the following acquisitions were made:

			Total purchase
Business acquired	Rebranded	Date acquired	price (in millions)
ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	$241
Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
The acquisition of all of the outstanding capital stock of FedEx U.K. has allowed us to establish a domestic service in the United Kingdom and better serve the U.K. international market, which we previously served primarily through independent agents. The acquisition of DTW Group’s 50% share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic express network in China converted our joint venture with DTW Group into a wholly owned subsidiary and has increased our presence in China in the international market and established our presence in the domestic market. During 2007, we also made other immaterial acquisitions that are not presented in the table above.
These acquisitions were not material to our results of operations or financial condition. The portion of the purchase price allocated to goodwill and other identified intangible assets for the FedEx U.K. and DTW Group acquisitions will be deductible for U.S. tax purposes over 15 years.
Pro forma results of these acquisitions, individually or in the aggregate, would not differ materially from reported results in any of the periods presented. The purchase prices were allocated as follows (in millions):

	FedEx U.K.	DTW Group
Current assets	$68	$54
Property and equipment	20	16
Intangible assets	49	17
Goodwill	168	348
Other assets	2	10
Current liabilities	(56)	(18)
Long-term liabilities	(10)	—

Total purchase price	$241	$427

The intangible assets acquired in the FedEx U.K. acquisition consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of up to 12 years, with the majority of the amortization recognized during the first four years. The intangible assets acquired in the DTW Group acquisition relate to the reacquired rights for the use of certain FedEx technology and service marks. These intangible assets will be amortized over their estimated useful lives of approximately two years.

NOTE 4: GOODWILL AND INTANGIBLES
The carrying amount of goodwill and changes therein follows (in millions):

				Purchase		Purchase
		Goodwill		Adjustments		Adjustments
	May 31, 2006	Acquired		and Other	May 31, 2007	and Other		May 31, 2008

Goodwill	$343	$549	(1)	$9	$901	$35	(2)	$936

(1)	Primarily FedEx U.K. and DTW Group acquisitions.

(2)	Primarily currency translation adjustments.
Our intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2008			May 31, 2007
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$51	$(14)	$37	$51	$(5)	$46
Contract related	73	(62)	11	73	(57)	16
Technology related and other	19	(10)	9	19	(2)	17

	$143	$(86)	$57	$143	$(64)	$79

Amortization expense for intangible assets was $22 million in 2008, $12 million in 2007 and $5 million in 2006. Estimated amortization expense for the next five years is as follows (in millions):

2009	$20
2010	13
2011	7
2012	5
2013	4
NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2008	2007
Accrued Salaries and Employee Benefits
Salaries	$123	$184
Employee benefits	199	256
Compensated absences	408	384

	$730	$824

Accrued Expenses
Self-insurance accruals	$360	$354
Taxes other than income taxes	275	253
Other	319	324

	$954	$931

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of our long-term debt (net of discounts) were as follows (in millions):

	May 31,
	2008	2007

Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.60%, due in 2098	239	239

	539	539

Capital lease obligations	206	294

	745	833
Less current portion	1	88

	$744	$745

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2008, are as follows (in millions):

2009	$—
2010	—
2011	—
2012	—
2013	300
Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $539 million at May 31, 2008 and 2007, compared with estimated fair values of $590 million at May 31, 2008 and $602 million at May 31, 2007. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2008 of $492 million issued on our behalf by FedEx. These instruments are generally required under certain U.S. self-insurance programs and are used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in the balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.
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
NOTE 7: LEASES
We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2040. We leased approximately 14% of our total aircraft fleet under capital or operating leases as of May 31, 2008. In addition, supplemental aircraft are leased by us under agreements that generally provide for cancellation upon 30 days notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2008	2007

Aircraft	$—	$115
Package handling and ground support equipment	165	165
Vehicles	20	20
Other, principally facilities	133	133

	318	433
Less accumulated amortization	283	301

	$35	$132

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2008	2007	2006

Minimum rentals	$1,261	$1,226	$1,270
Contingent rentals(1)	182	171	190

	$1,443	$1,397	$1,460

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases and noncancelable operating leases (principally aircraft, retail locations and facilities) with an initial or remaining term in excess of one year at May 31, 2008 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total
	Leases	Equipment	Other	Operating Leases

2009	$12	$555	$602	$1,157
2010	95	544	538	1,082
2011	6	526	476	1,002
2012	6	504	413	917
2013	118	499	362	861
Thereafter	—	2,931	3,674	6,605

Total	$237	$5,559	$6,065	$11,624

Less amount representing interest	31

Present value of net minimum lease payments	$206

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2008 was approximately eight years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
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
NOTE 8: INCOME TAXES
Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2008	2007	2006

Current provision
Domestic:
Federal	$223	$493	$374
State and local	26	33	29
Foreign	235	164	126

	484	690	529

Deferred provision
Domestic:
Federal	186	5	81
State and local	20	4	17
Foreign	31	34	21

	237	43	119

	$721	$733	$648

Pretax earnings of foreign operations for 2008, 2007 and 2006 were approximately $801 million, $622 million and $596 million, respectively, which represents only a portion of total results associated with international shipments.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2008	2007	2006

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Allocation of FedEx Office operating costs	2.5	—	—
State and local income taxes, net of federal benefit	1.5	1.2	1.7
Other, net	0.1	0.7	0.7

Effective tax rate	39.1%	36.9%	37.4%

Our 2008 tax rate of 39.1% was negatively impacted by new intercompany charges from FedEx Office. The 2007 tax rate of 36.9% was favorably impacted by the conclusion of various state and federal tax audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China, as described in Note 3.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2008		2007
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Property, equipment, leases and intangibles	$281	$1,220	$307	$1,065
Employee benefits	327	38	333	36
Self-insurance accruals	275	—	275	—
Other	351	538	300	462
Net operating loss/credit carryforwards	89	—	112	—
Valuation allowance	(76)	—	(65)	—

	$1,247	$1,796	$1,262	$1,563

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2008	2007
Current deferred tax asset	$392	$404
Noncurrent deferred tax liability	(941)	(705)

	$(549)	$(301)

We have $302 million of net operating loss carryovers in various foreign jurisdictions. The valuation allowance primarily represents amounts reserved for net operating loss and tax credit carryforwards, which expire over varying periods starting in 2009. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $131 million in 2008 and $32 million in 2007. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are deemed to be permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion, if not all, of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
On June 1, 2007, we adopted FIN 48. The cumulative effect of adopting FIN 48 was immaterial to our retained earnings. Our liability for income taxes under FIN 48 was $59 million at June 1, 2007, and $73 million at May 31, 2008. The balance of accrued interest and penalties was $21 million on June 1, 2007, and $19 million on May 31, 2008. Total interest and penalties included in our statement of operations are immaterial. The liability recorded includes $49 million at June 1, 2007, and $56 million at May 31, 2008, associated with positions that if favorably resolved would provide a benefit to our effective tax rate.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at June 1, 2007	$59
Increases for tax positions taken in the current year	10
Increases for tax positions taken in prior years	8
Settlements	(4)

Balance at May 31, 2008	$73

Included in the May 31, 2008 balance are $8 million of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion. It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
NOTE 9: RETIREMENT PLANS
RETIREMENT PLANS SPONSORED BY FEDEX
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and retiree healthcare plans. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plan costs.
In 2007, FedEx announced changes to significantly redesign certain of our retirement programs. Effective January 1, 2008, FedEx increased the annual company matching contribution under the largest of its 401(k) plans covering most employees from $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. The full cost of this benefit improvement will accelerate over the next few years. Effective May 31, 2008, benefits previously accrued under the FedEx primary pension plans using a traditional pension benefit formula were capped for most employees, and those benefits will be payable beginning at retirement. Beginning June 1, 2008, future pension benefits for most employees will be accrued under a cash balance formula we call the Portable Pension Account. These changes will not affect the benefits of current retirees and terminated vested participants. In addition, these pension plans were modified to accelerate vesting from five years to three years effective June 1, 2008 for most participants.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2008	2007	2006
Pension plans sponsored by FedEx	$159	$308	$305
Other U.S. domestic and international pension plans	34	26	26
U.S. domestic and international defined contribution plans	135	104	94
Postretirement healthcare plans	66	46	64

	$394	$484	$489

PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Eligible employees as of May 31, 2003 were given the opportunity to make a one-time election to accrue future pension benefits under either a cash balance formula which we call the Portable Pension Account or a traditional pension benefit formula. Benefits provided under the traditional formula are based on average earnings and years of service. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice. Where plans are funded, they are funded in compliance with local laws.
DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Pilots are covered under a 401(a) money purchase plan. Expense under these plans was $135 million in 2008, $104 million in 2007 and $94 million in 2006. Effective October 30, 2007, we increased the company contributions to the pilots’ money purchase plan from 6% to 7% of eligible compensation subject to 401(a)(17) annual limits.
Our employees comprise more than 77% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2008. Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2008	2007
Projected benefit obligation (“PBO”)	$10,684	$11,358
Fair value of plan assets	11,497	11,175

Funded status	$813	$(183)

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2008	2007	2006

Discount rate used to determine benefit obligation(1)	6.96%	6.01%	5.91%
Discount rate used to determine net periodic benefit cost	6.01	5.91	6.29
Rate of increase in future compensation levels used to determine benefit obligation	4.51	4.47	3.46
Rate of increase in future compensation levels used to determine net periodic benefit cost(2)	4.47	3.46	3.15
Expected long-term rate of return on assets	8.50	9.10	9.10

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their net present value.

(2)	Average future salary increases based on age and years of service.
The measurement date for the plans sponsored by FedEx and our pension and postretirement healthcare plans is February 28 (February 29 in 2008). The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the asset classes and the economic and capital market environments updated for current conditions.
We incurred a net periodic benefit cost of $142 million in 2008, $296 million in 2007 and $299 million in 2006, for our participation in the FedEx Plan. The decrease in our 2008 expense was primarily a result of plan changes described above and in Note 1. This expense is included in the salaries and employee benefits caption in the accompanying statements of income.
Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 38% of the participants in the plan. FedEx has ABOs aggregating approximately $291 million at May 31, 2008 and $269 million at May 31, 2007 and PBOs aggregating approximately $294 million at May 31, 2008 and $279 million at May 31, 2007 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.
FEDEX EXPRESS SPONSORED RETIREMENT PLANS
PENSION PLANS. We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice and local laws. For the plans sponsored by us, our assets are primarily invested in equities (approximately 63%) with the remainder in fixed income and other securities. The actual asset allocations approximate the target allocations.

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
NEW ACCOUNTING PRONOUNCEMENT. As discussed in Note 1, we adopted the recognition and disclosure provisions of SFAS 158 on May 31, 2007. The adoption of SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Upon adoption of SFAS 158, we recognized liabilities of $652 million for our underfunded plans in our balance sheet at May 31, 2007. We recognized an adjustment of $16 million to the ending balance of AOCI in owner’s equity, net of tax, for previously unrecognized net actuarial losses, prior service costs and transition obligations and eliminated the minimum pension liability balance of $45 million and intangible assets of $2 million related to our plans that had been recorded prior to adoption. The adoption of SFAS 158 did not affect our operating results in the current period and will not have any effect on operating results in future periods.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a February 28 (February 29 in 2008) measurement date for our plans; therefore, this standard will require us to change our measurement date to May 31 (beginning in 2009). We are required to make our transition election in the first quarter of 2009 and plan to elect the two-measurement approach as our transition method. Under the two-measurement approach, we complete two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. For the transition period from February 29, 2008 through June 1, 2008, we will record the net periodic benefit cost, net of tax, as an adjustment to beginning retained earnings and the actuarial gains and losses, net of tax, as an adjustment to AOCI in the first quarter of 2009. The impact of adopting the measurement date provision on our financial statements is not expected to be material to our financial position or results of operations, but will reduce our 2009 pension and retiree medical expense (including amounts allocated to us based on our participation in the FedEx Plan) by approximately $71 million under the two-measurement approach due to an increase in the discount rate and higher plan assets.

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for FedEx Express employees over the two-year period ended May 31, 2008 and a statement of the funded status as of May 31, 2008 and 2007 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2008	2007	2008	2007

Accumulated Benefit Obligation (“ABO”)	$366	$336

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO / APBO at the beginning of year	$416	$330	$452	$424
Service cost	23	17	28	25
Interest cost	21	16	27	24
Actuarial loss (gain)	2	37	(46)	9
Benefits paid	(16)	(13)	(39)	(39)
Settlements	(1)	(3)	(23)	—
Amendments	—	—	—	5
Participant contributions	2	1	19	16
Other	16	31	—	(12)

PBO / APBO at the end of year	$463	$416	$418	$452

Change in Plan Assets
Fair value of plan assets at beginning of year	$207	$161	$—	$—
Actual return on plan assets	(6)	7		—
Company contributions	31	27	63	23
Benefits paid	(16)	(16)	(39)	(39)
Other	2	28	(24)	16

Fair value of plan assets at end of year	$218	$207	$—	$—

Funded Status of the Plans	$(245)	$(209)	$(418)	$(452)
Employer contributions after measurement date	8	5	5	4

Net amount recognized	$(237)	$(204)	$(413)	$(448)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(7)	$(7)	$(27)	$(28)
Noncurrent pension, postretirement healthcare and other benefit obligations	(230)	(197)	(386)	(420)

Net amount recognized	$(237)	$(204)	$(413)	$(448)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain) and other	$113	$94	$(123)	$(86)
Prior service cost	3	3	3	3

Total	$116	$97	$(120)	$(83)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s net periodic benefit cost:
Net actuarial loss (gain)	$6		$(6)
Prior service cost	1		—

Total	$7		$(6)

At May 31, 2008 and 2007, the fair value of plan assets for pension plans sponsored by us with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of
	Plan Assets
	2008	2007
Pension Benefits
PBO	$463	$416
Fair Value of Plan Assets	218	207

	ABO Exceeds the Fair Value of
	Plan Assets
	2008	2007
Pension Benefits
PBO	$462	$416
ABO	365	336
Fair Value of Plan Assets	217	207
The APBO exceeds plan assets for our postretirement healthcare plan.
Net periodic benefit cost for the three years ended May 31 were as follows (in millions) for the plans currently sponsored by us:

	Pension Plans			Postretirement Healthcare Plans
	2008	2007	2006	2008	2007	2006
Service cost	$23	$17	$17	$28	$25	$35
Interest cost	21	16	14	27	24	29
Expected return on plan assets	(15)	(10)	(8)	—	—	—
Recognized actuarial losses (gains) and other	5	3	3	11	(3)	—

Net periodic benefit cost	$34	$26	$26	$66	$46	$64

Amounts recognized in other comprehensive income (“OCI”) for 2008 were as follows (in millions):

	Pension Plans		Postretirement Healthcare Plans
	Gross	Net of tax	Gross	Net of tax
	amount	amount	amount	amount
Net gain (loss) and other, arising during period	$22	$10	$(52)	$(36)
Gain from settlements	—	—	6	6
Amortizations:
Actuarial (losses) gains and other	(5)	(3)	3	3

Total recognized in OCI	$17	$7	$(43)	$(27)

Weighted-average actuarial assumptions for the plans sponsored by us are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2008	2007	2006	2008	2007	2006

Discount rate used to determine benefit obligation(1)	5.14%	5.01%	4.86%	6.81%	6.08%	6.08%
Discount rate used to determine net periodic benefit cost	5.01	4.86	4.98	6.08	6.08	6.16
Rate of increase in future compensation levels used to determine benefit obligation	4.55	4.28	3.47	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost(2)	4.28	3.47	3.49	—	—	—
Expected long-term rate of return on assets(3)	6.73	5.83	6.29	—	—	—

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their net present value.

(2)	Average future salary increases based on age and years of service.

(3)	The expected future long-term rate of earnings on plan assets.
Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans

2009	$16	$27
2010	15	27
2011	15	29
2012	15	30
2013	16	31
2014-2018	98	187
We expect to make pension plan contributions in 2009 approximating $32 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 9% during 2009, decreasing to an annual growth rate of 5% in 2017 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6% during 2009, decreasing to an annual growth rate of 5% in 2013 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the accumulated postretirement benefit obligation at May 31, 2008 or 2008 benefit expense because the level of these benefits is capped.
NOTE 10: BUSINESS SEGMENT INFORMATION
We are engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of time-sensitive shipments. We are the world’s largest express transportation company, and use a global air-and-ground network to speed delivery of time-sensitive shipments. We operate an integrated transportation network in providing these worldwide services and use our network assets (particularly aircraft) interchangeably around the world as demand and other circumstances dictate a need.

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2008	2007	2006
REVENUE BY SERVICE TYPE
Package:
U.S. overnight box	$6,578	$6,485	$6,422
U.S. overnight envelope	2,012	1,990	1,974
U.S. deferred	2,995	2,883	2,853

Total domestic package revenue	11,585	11,358	11,249
International Priority (IP)	7,666	6,722	6,139
International domestic(1)	663	370	199

Total package revenue	19,914	18,450	17,587

Freight:
U.S.	2,398	2,412	2,218
International priority freight	1,243	1,045	840
International airfreight	406	394	434

Total freight revenue	4,047	3,851	3,492
Other	285	226	217

	$24,246	$22,527	$21,296

GEOGRAPHICAL INFORMATION(2)
Revenues:
U.S.	$14,009	$13,790	$13,471
International	10,237	8,737	7,825

	$24,246	$22,527	$21,296

Noncurrent assets:
U.S.	$6,764	$10,003	$8,543
International	3,388	3,113	2,357

	$10,152	$13,116	$10,900

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, India and China. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.
NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2008	2007	2006

Interest (net of capitalized interest)	$19	$41	$54
Income taxes	450	708	519

NOTE 12: GUARANTEES AND INDEMNIFICATIONS
In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we sometimes provide routine guarantees or indemnifications (e.g., environmental, fuel tax and software infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no amounts have been recognized in our financial statements for the underlying fair value of these obligations.
We provide guarantees on certain FedEx unsecured debt instruments aggregating approximately $1.2 billion at May 31, 2008, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2008, no commercial paper was outstanding and the entire $1 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of approximately $1.1 billion as of May 31, 2008) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2008. The remaining $551 million has been accounted for as operating leases.
NOTE 13: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2008 were as follows (in millions):

		Aircraft-
	Aircraft	Related(1)	Other(2)	Total

2009	$965	$178	$37	$1,180
2010	919	132	13	1,064
2011	665	9	11	685
2012	31	—	9	40
2013	—	—	8	8
Thereafter	—	—	99	99

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotion contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

Included in our aircraft commitments are aircraft under our Boeing 757-200 (“B757”) and Boeing 777 Freighter (“B777F”) programs. In 2007, we announced a multi-year program to acquire and modify approximately 90 B757 aircraft to replace our narrowbody fleet of Boeing 727-200 aircraft. As of May 31, 2008, we had entered into agreements to purchase 29 B757 aircraft, in addition to the 12 we already owned, under this program. In addition, during 2007, we entered into an agreement to acquire 15 new B777F aircraft and an option to purchase an additional 15 B777F aircraft. In connection with the decision to purchase the B777F aircraft, we cancelled an order with Airbus for 10 A380-800F aircraft. In a settlement agreement with Airbus, we were provided, among other things, credit memoranda applicable to the purchase of goods and services in the future. The net impact of this settlement was immaterial to our 2007 results and was recorded as an operating gain during the fourth quarter of 2007.
Deposits and progress payments of $254 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the B757 in passenger configuration, which will require additional costs to modify for cargo transport, and the new B777F aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above.
Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2009	4	16	—	2	22
2010	—	6	6	—	12
2011	—	5	9	—	14
2012	—	2	—	—	2
2013	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	4	29	15	2	50

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
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15: PARENT/AFFILIATE TRANSACTIONS
Affiliate company balances that are currently receivable or payable relate to charges for services provided to or by other FedEx affiliates and are settled on a monthly basis. The noncurrent intercompany balance amounts at May 31, 2008 and 2007 primarily represent the net activity from participation in FedEx’s consolidated cash management program. These net amounts are reflected as financing activities on the statements of cash flows. In addition, we are allocated net interest on these amounts at market rates.
Our receivable from FedEx, included in the “Due from parent company” line item on our consolidated balance sheets, of approximately $4.2 billion was paid in 2008. In addition, during the fourth quarter of 2008, we paid a cash dividend of approximately $4.2 billion to FedEx. This dividend is included in our consolidated statements of cash flows in financing activities.
Effective June 1, 2006, the credit, collections and customer service functions with responsibility for FedEx Express U.S. and FedEx Ground customer information were moved from FedEx Express into a new subsidiary of FedEx Services named FCIS. The costs of providing these customer service functions are allocated back to FedEx Express and FedEx Ground. Prior year amounts have not been reclassified to conform to the current year presentation, as the financial results are materially comparable.
We maintain an accounts receivable arrangement with FCIS, a subsidiary of FedEx Services. FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, which began in 2007, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled approximately $1.4 billion at May 31, 2008 and $1.3 billion at May 31, 2007.
The costs of FedEx Services are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
During the first quarter of 2008, FedEx revised its reportable segments as a result of an internal reorganization of FedEx Office and Print Services, Inc. (“FedEx Office”), formerly FedEx Kinko’s. As a result, FedEx Office is part of the FedEx Services segment and the FedEx Services segment is a reportable segment. FedEx Office provides retail access to our customers, and as such, a portion of FedEx Office’s net operating results are allocated to us and included in the expense line “Intercompany charges.” We believe the total amounts allocated reasonably reflect the cost of providing these functions. Prior year amounts have not been reclassified to conform to the current year presentation, as the financial results are materially comparable.
NOTE 16: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter(1)	Quarter	Quarter

2008
Revenues	$5,851	$5,993	$6,090	$6,312
Operating income	509	516	417	415
Net income	310	306	249	260

2007
Revenues	$5,601	$5,653	$5,486	$5,787
Operating income	456	489	384	584
Net income	289	318	270	374

(1)	Results for the second quarter of 2007 include a $143 million charge associated with upfront compensation and benefits under the new pilot labor contract.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of approximately $590 million at May 31, 2008 and $602 million at May 31, 2007. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $19 million as of May 31, 2008 and $23 million as of May 31, 2007. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that currency declines in some areas of the world are often offset by currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Canadian dollar, Hong Kong dollar, British pound and Japanese yen. Our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2008 and 2007, operating income was positively impacted due to foreign currency fluctuations. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2008, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $71 million for 2009 (the comparable amount in the prior year was approximately $39 million). This increase is primarily due to the strong growth of our international operations. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
In practice, our experience has been that exchange rates in the principal foreign markets where we have foreign currency denominated transactions tend to have offsetting fluctuations. Therefore, the calculation above is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
COMMODITY. We have market risk for changes in the price of jet fuel; however, this risk is largely mitigated by our fuel surcharges because our fuel surcharges are closely linked to market prices for jet fuel. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings. However, our fuel surcharges have a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% before an adjustment to the fuel surcharge occurs. Accordingly, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount or change by amounts that do not result in a change in our fuel surcharges.
OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2008 and 2007, and for each of the three years in the period ended May 31, 2008, and have issued our report thereon dated July 10, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2008

SCHEDULE II
FEDERAL EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2008, 2007 AND 2006
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO COSTS AND	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2008	$27	$87	$—		$87	(b)	$27

2007	$52	$80	$—		$105	(b)	$27

2006	$50	$82	$15	(a)	$95	(b)	$52

Allowance for Revenue Adjustments

2008	$34	$—	$345	(c)	$337	(d)	$42

2007	$53	$—	$320	(c)	$339	(d)	$34

2006	$42	$—	$397	(c)	$386	(d)	$53

Inventory Valuation Allowance:

2008	$156	$10	$—		$3		$163

2007	$150	$9	$—		$3		$156

2006	$142	$10	$—		$2		$150

(a)	Transfers related to FedEx Ground factoring agreement.

(b)	Uncollectible accounts written off, net of recoveries.

(c)	Principally charged against revenue.

(d)	Service failures, rebills and other.

EXHIBIT 12
FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Years Ended May 31,
	2008	2007	2006	2005	2004
Earnings:
Income before income taxes	$1,846	$1,984	$1,734	$1,305	$541
Add back:
Interest expense, net of capitalized interest	19	40	54	73	64
Amortization of debt issuance costs	—	—	—	—	—
Portion of rent expense representative of interest factor	587	580	630	600	583

Earnings as adjusted	$2,452	$2,604	$2,418	$1,978	$1,188

Fixed Charges:
Interest expense, net of capitalized interest	$19	$40	$54	$73	$64
Capitalized interest	46	32	27	13	7
Amortization of debt issuance costs	—	—	—	—	—
Portion of rent expense representative of interest factor	587	580	630	600	583

	$652	$652	$711	$686	$654

Ratio of Earnings to Fixed Charges	3.8	4.0	3.4	2.9	1.8

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.13
Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.14
Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.15
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

10.16
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

10.17
Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18
Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006, as amended, between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

E-2

Exhibit
Number	Description of Exhibit

Financing Agreement

10.19
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

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 68 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-3