Form 10-Q
period 2008-08-31
FEDERAL EXPRESS CORP
filed 2008-09-19
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008
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
Yes ☐ No ☑
The number of shares of common stock outstanding as of September 19, 2008 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2008	May 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$318	$298
Receivables, less allowances of $71 and $69	1,527	1,619
Spare parts, supplies and fuel, less allowances of $164 and $163	329	352
Deferred income taxes	374	392
Due from other FedEx subsidiaries	608	532
Prepaid expenses and other	85	112

Total current assets	3,241	3,305

PROPERTY AND EQUIPMENT, AT COST	18,224	18,108
Less accumulated depreciation and amortization	9,703	9,588

Net property and equipment	8,521	8,520

OTHER LONG-TERM ASSETS
Goodwill	931	936
Other assets	755	696

Total other long-term assets	1,686	1,632

	$13,448	$13,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2008	May 31,
	(Unaudited)	2008
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1	$1
Accrued salaries and employee benefits	654	730
Accounts payable	1,345	1,505
Accrued expenses	945	954
Due to parent company and other FedEx subsidiaries	434	369

Total current liabilities	3,379	3,559

LONG-TERM DEBT, LESS CURRENT PORTION	744	744

OTHER LONG-TERM LIABILITIES
Deferred income taxes	956	941
Pension, postretirement healthcare and other benefit obligations	672	669
Self-insurance accruals	579	575
Deferred lease obligations	613	606
Deferred gains, principally related to aircraft transactions	306	313
Other liabilities	137	136

Total other long-term liabilities	3,263	3,240

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	476	476
Retained earnings	5,455	5,273
Accumulated other comprehensive income	131	165

Total owner’s equity	6,062	5,914

	$13,448	$13,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2008	2007

REVENUES	$6,360	$5,851

OPERATING EXPENSES:
Salaries and employee benefits	2,080	2,013
Purchased transportation	318	279
Rentals and landing fees	413	408
Depreciation and amortization	237	227
Fuel	1,319	800
Maintenance and repairs	393	401
Intercompany charges, net	531	514
Other	735	700

	6,026	5,342

OPERATING INCOME	334	509

OTHER INCOME (EXPENSE):
Interest, net	(2)	41
Other, net	(3)	(48)

	(5)	(7)

INCOME BEFORE INCOME TAXES	329	502

PROVISION FOR INCOME TAXES	132	182

NET INCOME	$197	$320

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2008	2007

Operating Activities:
Net income	$197	$320
Noncash charges:
Depreciation and amortization	237	227
Other, net	57	37
Changes in operating assets and liabilities, net	(133)	(168)

Net cash provided by operating activities	358	416

Investing Activities:
Capital expenditures	(332)	(456)
Other	5	—

Net cash used in investing activities	(327)	(456)

Financing Activities:
Principal payments on debt	(1)	(1)
Net payments from parent company	—	40

Net cash (used in) provided by financing activities	(1)	39

Effect of exchange rate changes on cash	(10)	2

Net increase in cash and cash equivalents	20	1
Cash and cash equivalents at beginning of period	298	257

Cash and cash equivalents at end of period	$318	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2008 and the results of our operations and cash flows for the three-month periods ended August 31, 2008 and 2007. Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2009 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.
FedEx uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated income statement.
Our total share-based compensation expense was $9 million for the three months ended August 31, 2008 and $8 million for the three months ended August 31, 2007. This amount represents the amount charged to us by FedEx for awards granted to our employees.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach requires us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI. Our actuarial gains resulted primarily from a 32 basis point increase in the discount rate for our postretirement healthcare plan at June 1, 2008.

On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. The adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2008	2007

Net income	$197	$320
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $9 in 2008	(44)	16
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2008	(1)	1

Comprehensive income	$152	$337

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2008.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2008	2007
Pension plans sponsored by FedEx	$12	$40
Other U.S. domestic and international pension plans	9	8
U.S. domestic and international defined contribution plans	52	21
Postretirement healthcare plans	12	13

	$85	$82

The reduction in pension costs for the plans sponsored by FedEx for the three-month period ended August 31, 2008 was due to lower pension expense attributable to a significantly higher discount rate used to determine our 2009 expense. The increase in defined contribution costs for the three-month period ended August 31, 2008 was due to plan design changes described in the FedEx Annual Report.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2009 or 2008 to pension plans sponsored by us, and we do not expect to make material contributions in 2009.
(4) Commitments
As of August 31, 2008, our purchase commitments under various contracts for the remainder of 2009 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2009 (remainder)	$727	$154	$23	$904
2010	910	132	14	1,056
2011	736	9	11	756
2012	82	—	9	91
2013	—	—	8	8
Thereafter	—	—	99	99

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
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
Deposits and progress payments of $326 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2008, with the year of expected delivery:

	A300	B757	B777F	MD11	Total

2009 (remainder)	3	13	—	1	17
2010	—	6	4	1	11
2011	—	5	10	—	15
2012	—	2	1	—	3

Total	3	26	15	2	46

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2008 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009 (remainder)	$8	$438	$463	$901
2010	95	545	557	1,102
2011	6	525	487	1,012
2012	6	504	424	928
2013	118	499	373	872
Thereafter	—	2,931	3,734	6,665

Total	233	$5,442	$6,038	$11,480

Less amount representing interest	28

Present value of net minimum lease payments	$205

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
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled approximately $1.4 billion at August 31, 2008 and May 31, 2008.
The costs of the FedEx Services segment, which includes FedEx Office and Print Services, Inc., are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the three-month periods ended August 31 (in millions):

	2008	2007

Cash payments for:
Interest (net of capitalized interest)	$13	$18
Income taxes (primarily paid to parent)	91	167

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2008, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 10, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 17, 2008

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2008.
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing, information technology and customer service support to us and our sister company FedEx Ground Package System, Inc. (“FedEx Ground”), as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”).
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2009 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2008	2007	Change
Revenues:
Package:
U.S. overnight box	$1,711	$1,615	6
U.S. overnight envelope	525	512	3
U.S. deferred	762	711	7

Total U.S. domestic package revenue	2,998	2,838	6

International Priority (IP)	2,044	1,820	12
International domestic (1)	170	156	9

Total package revenue	5,212	4,814	8
Freight:
U.S.	598	593	1
International priority freight	340	292	16
International airfreight	131	94	39

Total freight revenue	1,069	979	9
Other	79	58	36

Total revenues	6,360	5,851	9
Operating expenses:
Salaries and employee benefits	2,080	2,013	3
Purchased transportation	318	279	14
Rentals and landing fees	413	408	1
Depreciation and amortization	237	227	4
Fuel	1,319	800	65
Maintenance and repairs	393	401	(2)
Intercompany charges	531	514	3
Other	735	700	5

Total operating expenses	6,026	5,342	13

Operating income	$334	$509	(34)

Operating margin	5.3%	8.7%	(340	)bp

Other income (expense):
Interest, net	(2)	41	(105)
Other, net	(3)	(48)	(94)

	(5)	(7)	(29)

Income before income taxes	329	502	(34)

Provision for income taxes	132	182	(27)

Net income	$197	$320	(38)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China and India.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2008	2007	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,103	1,139	(3)
U.S. overnight envelope	629	699	(10)
U.S. deferred	828	863	(4)

Total U.S. domestic ADV	2,560	2,701	(5)

IP	495	496	—
International domestic (1)	307	279	10

Total ADV	3,362	3,476	(3)

Revenue per package (yield):
U.S. overnight box	$24.24	$21.83	11
U.S. overnight envelope	13.04	11.26	16
U.S. deferred	14.38	12.67	13
U.S. domestic composite	18.30	16.17	13
IP	64.54	56.42	14
International domestic (1)	8.63	8.59	—
Composite package yield	24.23	21.31	14

Freight Statistics
Average daily freight pounds:
U.S.	7,296	8,843	(17)
International priority freight	2,312	2,025	14
International airfreight	1,866	1,752	7

Total average daily freight pounds	11,474	12,620	(9)

Revenue per pound (yield):
U.S.	$1.28	$1.03	24
International priority freight	2.30	2.22	4
International airfreight	1.10	0.83	33
Composite freight yield	1.46	1.19	23

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China and India.
Revenues
Our revenues increased 9% in the first quarter of 2009, primarily due to yield improvement driven by increases in fuel surcharges. Yield improvements during the first quarter of 2009 were partially offset by decreased volumes in U.S. domestic package and freight services, as the weak U.S. economy and persistently higher fuel prices and the related impact on our fuel surcharges have reduced demand for these services, pressured base yields and driven a change in the mix of our services. In addition, the impact of one fewer operating day partially offset the revenue increase during the first quarter of 2009.
The increase in composite package yield in the first quarter of 2009 reflects substantially higher fuel surcharges in U.S. domestic and IP services. IP yield improvement in the first quarter of 2009 was also impacted by favorable exchange rates. Composite freight yield increased in the first quarter of 2009 due to higher fuel surcharges and a 14% increase in pounds in our higher-yielding international priority freight service.
IP volumes were flat during the first quarter of 2009 due to a softening in all major regions of the global economy. Additionally, the ongoing weak U.S. economy drove U.S. domestic shipping volumes to pre-1998 levels.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2008	2007

U.S. Domestic and Outbound Fuel Surcharge:
Low	28.00%	13.50%
High	34.50	14.00
Weighted-average	31.67	13.67

International Fuel Surcharges:
Low	18.00	12.00
High	34.50	15.50
Weighted-average	25.26	14.00
On September 18, 2008, we announced a 6.9% average list price increase effective January 5, 2009 on our U.S. domestic and U.S. outbound package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three months ended August 31:

	Percent of Revenue
	2008	2007
Operating expenses:
Salaries and employee benefits	32.7%	34.4%
Purchased transportation	5.0	4.7
Rentals and landing fees	6.5	7.0
Depreciation and amortization	3.7	3.9
Fuel	20.7	13.7
Maintenance and repairs	6.2	6.8
Intercompany charges	8.3	8.8
Other	11.6	12.0

Total operating expenses	94.7	91.3

Operating income (margin)	5.3%	8.7%

Our operating results for the first quarter of 2009 were negatively impacted by the continued weak U.S. economy and higher fuel prices, which limited demand for our U.S. domestic package services, and a softening global economy. Cost containment activities, including lower variable incentive compensation, partially mitigated the negative impact of these factors on our operating results for the first quarter of 2009. Other key cost containment activities during the quarter included reductions in flight and labor hours, fuel consumption and maintenance costs primarily due to lower volumes and temporarily grounded aircraft, and freezes in hiring for open positions (excluding operational and sales positions). In addition, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees.
Fuel costs increased 65% in the first quarter of 2009 due to an increase in the average price per gallon of fuel. Fuel surcharges were sufficient to offset incremental fuel costs, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. Purchased transportation costs increased 14% in the first quarter of 2009 primarily due to higher utilization of third-party transportation providers (primarily in international locations).

Other Income and Income Taxes
Interest income and other expense decreased during the first quarter of 2009 primarily due to decreased intercompany interest related to lower intercompany receivables and intercompany debt.
Our effective tax rate was 40.1% for the first quarter of 2009 and 36.3% for the first quarter of 2008. The 2008 tax rate was lower than the 2009 rate primarily due to a favorable tax audit adjustment and intercompany charges from FedEx Office. We expect the effective tax rate to be between 38.5% and 40% for 2009. The actual rate will depend on a number of factors, including the amount and source of operating income.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach requires us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI. Our actuarial gains resulted primarily from a 32 basis point increase in the discount rate for our postretirement healthcare plan at June 1, 2008.
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. The adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.

FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, trade, labor (such as card check legislation), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	a shortage of qualified labor and our ability to mitigate this shortage through recruiting and retention efforts and productivity gains;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying condensed consolidated financial statements.
In July 2008, we received a formal request for certain information in connection with an ongoing investigation by the Japan Fair Trade Commission into possible anti-competitive behavior in the international freight forwarding industry. This investigation is separate from the ongoing investigations by the Antitrust Division of the U.S. Department of Justice, the Australian Competition and Consumer Commission and the Korea Fair Trade Commission that were disclosed in our Annual Report. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
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

FEDERAL EXPRESS CORPORATION
Date: September 19, 2008	/s/ CATHY D. ROSS
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