Form 10-Q
period 2008-11-30
FEDERAL EXPRESS CORP
filed 2008-12-19
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of December 15, 2008 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2008	May 31,
ASSETS	(Unaudited)	2008

CURRENT ASSETS
Cash and cash equivalents	$316	$298
Receivables, less allowances of $70 and $69	1,367	1,619
Spare parts, supplies and fuel, less allowances of $168 and $163	319	352
Deferred income taxes	364	392
Due from parent company and other FedEx subsidiaries	683	532
Prepaid expenses and other	55	112

Total current assets	3,104	3,305

PROPERTY AND EQUIPMENT, AT COST	18,235	18,108
Less accumulated depreciation and amortization	9,716	9,588

Net property and equipment	8,519	8,520

OTHER LONG-TERM ASSETS
Goodwill	892	936
Other assets	877	696

Total other long-term assets	1,769	1,632

	$13,392	$13,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2008	May 31,
LIABILITIES AND OWNER’S EQUITY	(Unaudited)	2008

CURRENT LIABILITIES
Current portion of long-term debt	$88	$1
Accrued salaries and employee benefits	681	730
Accounts payable	1,287	1,505
Accrued expenses	1,007	954
Due to parent company and other FedEx subsidiaries	154	369

Total current liabilities	3,217	3,559

LONG-TERM DEBT, LESS CURRENT PORTION	656	744

OTHER LONG-TERM LIABILITIES
Deferred income taxes	981	941
Pension, postretirement healthcare and other benefit obligations	668	669
Self-insurance accruals	577	575
Deferred lease obligations	587	606
Deferred gains, principally related to aircraft transactions	299	313
Other liabilities	125	136

Total other long-term liabilities	3,237	3,240

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	492	476
Retained earnings	5,782	5,273
Accumulated other comprehensive income	8	165

Total owner’s equity	6,282	5,914

	$13,392	$13,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

REVENUES	$6,040	$5,993	$12,400	$11,844

OPERATING EXPENSES:
Salaries and employee benefits	2,011	2,012	4,091	4,025
Purchased transportation	277	299	596	578
Rentals and landing fees	400	413	813	821
Depreciation and amortization	238	231	475	458
Fuel	954	872	2,272	1,672
Maintenance and repairs	380	375	773	776
Intercompany charges, net	529	534	1,061	1,048
Other	724	741	1,459	1,441

	5,513	5,477	11,540	10,819

OPERATING INCOME	527	516	860	1,025

OTHER INCOME (EXPENSE):
Interest, net	(1)	44	(3)	85
Other, net	2	(50)	—	(98)

	1	(6)	(3)	(13)

INCOME BEFORE INCOME TAXES	528	510	857	1,012

PROVISION FOR INCOME TAXES	201	204	333	386

NET INCOME	$327	$306	$524	$626

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2008	2007

Operating Activities:
Net income	$524	$626
Noncash charges:
Depreciation and amortization	475	458
Other, net	133	57
Changes in assets and liabilities, net	(325)	(30)

Net cash provided by operating activities	807	1,111

Investing Activities:
Capital expenditures	(753)	(821)
Other	8	13

Net cash used in investing activities	(745)	(808)

Financing Activities:
Principal payments on debt	(1)	(3)
Payment on loan from parent company	(17)	—
Net payments to parent company	—	(272)

Net cash used in financing activities	(18)	(275)

Effect of exchange rate changes on cash	(26)	12
Net increase in cash and cash equivalents	18	40
Cash and cash equivalents at beginning of period	298	257

Cash and cash equivalents at end of period	$316	$297

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2008 and the results of our operations for the three- and six-month periods ended November 30, 2008 and 2007 and our cash flows for the six-month periods ended November 30, 2008 and 2007. Operating results for the three- and six-month periods ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.
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
FedEx uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated income statement.
Our total share-based compensation expense was $7 million for the three months ended November 30, 2008 and $17 million for the six months ended November 30, 2008. Our total share-based compensation expense was $7 million for the three months ended November 30, 2007 and $15 million for the six months ended November 30, 2007. This amount represents the amount charged to us by FedEx for awards granted to our employees.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI. Our actuarial gains resulted primarily from a 32 basis point increase in the discount rate for our postretirement healthcare plan at June 1, 2008.

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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2008	2007

Net income	$327	$306
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $22 in 2008 and deferred taxes of $7 in 2007	(123)	44
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2007	(1)	—

Comprehensive income	$203	$350

	Six Months Ended
	2008	2007

Net income	$524	$626
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $30 in 2008 and deferred taxes of $8 in 2007	(166)	60
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2008 and 2007	(1)	1

Comprehensive income	$357	$687

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2008.
Our retirement plans’ costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Pension plans sponsored by FedEx	$12	$39	$24	$79
Other U.S. domestic and international pension plans	10	9	19	17
U.S. domestic and international defined contribution plans	48	21	100	42
Postretirement healthcare plans	12	13	24	26

	$82	$82	$167	$164

The reduction in costs for the pension plans sponsored by FedEx for the three- and six-month periods ended November 30, 2008 was due to lower pension expense attributable to a significantly higher discount rate used to determine our 2009 expense. The increase in defined contribution plan costs for the three- and six-month periods ended November 30, 2008 was due to plan design changes that, among other things, increased company matching contributions. These changes are described in the FedEx Annual Report.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first six months of 2009 or 2008 to pension plans sponsored by us, and we do not expect to make material contributions in 2009.
(4) Commitments
As of November 30, 2008, our purchase commitments under various contracts for the remainder of 2009 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related (2)	Other (3)	Total

2009 (remainder)	$554	$124	$18	$696
2010	922	182	14	1,118
2011	743	27	11	781
2012	92	—	10	102
2013	—	—	7	7
Thereafter	—	—	99	99

(1)	In December 2008, we reached an agreement with Boeing to defer the delivery of the B777F aircraft by up to 17 months. The revised payment schedule is not reflected in the table above, but will result in the deferral of approximately $275 million of commitments from 2009 to future periods.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.

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
Deposits and progress payments of $471 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2008, with the year of expected delivery:

	A300	B757	B777F(1)	MD11	Total

2009 (remainder)	1	11	—	1	13
2010	—	7	4	1	12
2011	—	6	10	—	16
2012	—	3	1	—	4

Total	1	27	15	2	45

(1)	In December 2008, we reached an agreement with Boeing to defer the delivery of the B777F aircraft by up to 17 months. The revised delivery terms are not reflected in the table above and will result in the delivery of four B777Fs in 2010, four in 2011, five in 2012 and two in 2013.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2008 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009 (remainder)	$6	$384	$312	$696
2010	95	544	556	1,100
2011	6	526	490	1,016
2012	6	504	426	930
2013	117	499	375	874
Thereafter	—	2,931	3,587	6,518

Total	230	$5,388	$5,746	$11,134

Less amount representing interest	25

Present value of net minimum lease payments	$205

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
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our U.S. customers, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled approximately $1.3 billion at November 30, 2008 and $1.4 billion at May 31, 2008.
The costs of the FedEx Services segment, which includes FedEx Office and Print Services, Inc., are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the six-month periods ended November 30 (in millions):

	2008	2007

Cash payments for:
Interest (net of capitalized interest)	$8	$16
Income taxes (primarily paid to parent)	242	340

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
December 17, 2008

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2008.
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

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2008	2007	Change		2008	2007	Change
Revenues:
Package:
U.S. overnight box	$1,619	$1,615	—		$3,330	$3,231	3
U.S. overnight envelope	486	481	1		1,011	992	2
U.S. deferred	740	730	1		1,502	1,441	4

Total U.S. domestic package revenue	2,845	2,826	1		5,843	5,664	3

International Priority (IP)	1,930	1,910	1		3,974	3,731	7
International domestic (1)	158	174	(9)		328	329	—

Total package revenue	4,933	4,910	—		10,145	9,724	4
Freight:
U.S.	594	604	(2)		1,192	1,197	—
International priority freight	323	312	4		663	604	10
International airfreight	111	96	16		242	190	27

Total freight revenue	1,028	1,012	2		2,097	1,991	5
Other	79	71	11		158	129	22

Total revenues	6,040	5,993	1		12,400	11,844	5
Operating expenses:
Salaries and employee benefits	2,011	2,012	—		4,091	4,025	2
Purchased transportation	277	299	(7)		596	578	3
Rentals and landing fees	400	413	(3)		813	821	(1)
Depreciation and amortization	238	231	3		475	458	4
Fuel	954	872	9		2,272	1,672	36
Maintenance and repairs	380	375	1		773	776	—
Intercompany charges	529	534	(1)		1,061	1,048	1
Other	724	741	(2)		1,459	1,441	1

Total operating expenses	5,513	5,477	1		11,540	10,819	7

Operating income	$527	$516	2		$860	$1,025	(16)

Operating margin	8.7%	8.6%	10	bp	6.9%	8.7%	(180	) bp

Other income (expense):
Interest, net	(1)	44	(102)		(3)	85	(104)
Other, net	2	(50)	(104)		—	(98)	(100)

	1	(6)	(117)		(3)	(13)	(77)

Income before income taxes	528	510	4		857	1,012	(15)

Provision for income taxes	201	204	(1)		333	386	(14)

Net income	$327	$306	7		$524	$626	(16)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China and India.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2008	2007	Change	2008	2007	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,086	1,163	(7)	1,094	1,150	(5)
U.S. overnight envelope	611	677	(10)	621	688	(10)
U.S. deferred	832	902	(8)	830	883	(6)

Total U.S. domestic ADV	2,529	2,742	(8)	2,545	2,721	(6)

IP	500	535	(7)	497	516	(4)
International domestic (1)	311	310	—	309	294	5

Total ADV	3,340	3,587	(7)	3,351	3,531	(5)

Revenue per package (yield):
U.S. overnight box	$23.66	$22.06	7	$23.96	$21.94	9
U.S. overnight envelope	12.62	11.27	12	12.84	11.26	14
U.S. deferred	14.13	12.84	10	14.25	12.76	12
U.S. domestic composite	17.86	16.36	9	18.08	16.26	11
IP	61.30	56.63	8	62.93	56.52	11
International domestic (1)	8.06	8.90	(9)	8.34	8.75	(5)
Composite package yield	23.44	21.73	8	23.84	21.52	11

Freight Statistics
Average daily freight pounds:
U.S.	7,335	8,915	(18)	7,315	8,878	(18)
International priority freight	2,216	2,279	(3)	2,264	2,150	5
International airfreight	1,605	1,827	(12)	1,737	1,789	(3)

Total average daily freight pounds	11,156	13,021	(14)	11,316	12,817	(12)

Revenue per pound (yield):
U.S.	$1.29	$1.08	19	$1.28	$1.05	22
International priority freight	2.32	2.17	7	2.31	2.19	5
International airfreight	1.09	0.83	31	1.10	0.83	33
Composite freight yield	1.46	1.23	19	1.46	1.21	21

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China and India.
Revenues
Our revenues increased slightly in the second quarter of 2009 and 5% in the first half of 2009 due to yield improvement driven by increases in fuel surcharges. Yield improvements during the second quarter and first half of 2009 were partially offset by decreased volumes in virtually all services due to weak global economic conditions. In addition, one fewer operating day negatively impacted our first half of 2009 results.
Higher fuel surcharges were the primary driver of increased composite package yields during the second quarter and first half of 2009. In addition to higher fuel surcharges, IP yield increased during the second quarter and first half of 2009 due to a higher rate per pound. Unfavorable exchange rates partially offset the IP yield increase in the second quarter of 2009. Lower package weights partially offset the increase in U.S. domestic package yields in both the second quarter and first half of 2009.
The decrease in IP and U.S. domestic package volumes during the second quarter and first half of 2009 was primarily due to the continued weakening of the global economy, which negatively impacted demand for these services. Current global economic conditions drove U.S. domestic express package shipping volumes to pre-1998 levels for both the second quarter and first half of 2009. The decrease in freight volume during the second quarter and first half of 2009 was primarily due to the ongoing weak U.S. economy.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

U.S. Domestic and Outbound Fuel Surcharge:
Low	27.00%	14.00%	27.00%	13.50%
High	34.50	16.50	34.50	16.50
Weighted-average	29.95	15.00	30.83	14.34

International Fuel Surcharges:
Low	17.00	12.50	17.00	12.00
High	34.50	16.50	34.50	16.50
Weighted-average	24.18	14.91	24.72	14.47
On September 18, 2008, we announced a 6.9% average list price increase effective January 5, 2009 on our U.S. domestic and U.S. outbound package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. In October 2007, we announced a 6.9% average list price increase effective January 7, 2008 on our U.S. domestic and U.S. outbound package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
Operating Income
The following table compares operating expenses and operating income as a percent of revenue for the three- and six-month periods ended November 30:

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2008	2007	2008	2007
Operating expenses:
Salaries and employee benefits	33.3%	33.6%	33.0%	34.0%
Purchased transportation	4.6	5.0	4.8	4.9
Rentals and landing fees	6.6	6.9	6.6	6.9
Depreciation and amortization	3.9	3.9	3.8	3.9
Fuel	15.8	14.5	18.3	14.1
Maintenance and repairs	6.3	6.2	6.2	6.5
Intercompany charges	8.8	8.9	8.6	8.8
Other	12.0	12.4	11.8	12.2

Total operating expenses	91.3	91.4	93.1	91.3

Operating income (margin)	8.7%	8.6%	6.9%	8.7%

Our operating income and operating margin increased slightly during the second quarter of 2009 because rapidly declining fuel prices throughout the quarter provided a benefit from the timing lag between changes in fuel prices and adjustments to our fuel surcharges. This benefit offset the negative impact of significantly lower shipping volumes during the second quarter of 2009 due to the weak global economy.

Our operating income and operating margin declined in the first half of 2009 primarily as a result of the continued weak global economy and higher fuel prices, which limited demand for our U.S. domestic and IP package services. Cost containment activities and lower variable incentive compensation partially mitigated the negative impact of these factors on our operating results for the second quarter and first half of 2009. Key cost containment activities during the first half of 2009 included volume-related reductions in flight and labor hours, lower fuel consumption and freezes in hiring for open positions (excluding operational and sales positions). In addition, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees.
Fuel costs increased 9% in the second quarter of 2009 and 36% in the first half of 2009 due to an increase in the average price per gallon of fuel. However, fuel surcharges significantly exceeded incremental fuel costs for the second quarter and first half of 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services.
Other Income and Income Taxes
Interest income and other expense decreased during the second quarter and first half of 2009 primarily due to decreased intercompany interest related to lower intercompany receivables and intercompany debt.
Our effective tax rate was 38.1% for the second quarter of 2009 and 38.9% for the first half of 2009, compared with 40.0% for the second quarter of 2008 and 38.1% for the first half of 2008. The lower rate in the second quarter of 2009 was primarily due to the resolution of an immaterial state income tax matter. We expect the effective tax rate to be between 38.5% and 40.0% for 2009. The actual rate will depend on a number of factors, including the amount and source of operating income.
Our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” totaled $73 million at May 31, 2008 and $58 million at November 30, 2008, including $56 million at May 31, 2008 and $45 million at November 30, 2008 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. The changes relate primarily to the resolution of an immaterial state income tax matter during the second quarter of 2009. The U.S. Internal Revenue Service (“IRS”) and certain state tax authorities are currently examining our returns for various years through 2007. It is reasonably possible that the 2004-2006 IRS audit, along with certain state income tax return audits, will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected net impact of any changes would not be material to our consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI. Our actuarial gains resulted primarily from a 32 basis point increase in the discount rate for our postretirement healthcare plan at June 1, 2008.

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
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. (Filed as Exhibit 10.3 to FedEx Corporation’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3
Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION

Date: December 19, 2008	/s/ CATHY D. ROSS

CATHY D. ROSS
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. (Filed as Exhibit 10.3 to FedEx Corporation’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3
Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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