Form 10-Q
period 2009-02-28
FEDERAL EXPRESS CORP
filed 2009-03-20
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of March 19, 2009 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2009	May 31,
	(Unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$299	$298
Receivables, less allowances of $76 and $69	1,127	1,619
Spare parts, supplies and fuel, less allowances of $172 and $163	294	352
Deferred income taxes	362	392
Due from parent company and other FedEx subsidiaries	445	532
Prepaid expenses and other	73	112

Total current assets	2,600	3,305

PROPERTY AND EQUIPMENT, AT COST	18,386	18,108
Less accumulated depreciation and amortization	9,867	9,588

Net property and equipment	8,519	8,520

OTHER LONG-TERM ASSETS
Goodwill	887	936
Other assets	1,000	696

Total other long-term assets	1,887	1,632

	$13,006	$13,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2009	May 31,
	(Unaudited)	2008
LIABILITIES AND OWNER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$88	$1
Accrued salaries and employee benefits	606	730
Accounts payable	817	1,505
Accrued expenses	997	954
Due to parent company and other FedEx subsidiaries	140	369

Total current liabilities	2,648	3,559

LONG-TERM DEBT, LESS CURRENT PORTION	656	744

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,026	941
Pension, postretirement healthcare and other benefit obligations	679	669
Self-insurance accruals	591	575
Deferred lease obligations	714	606
Deferred gains, principally related to aircraft transactions	293	313
Other liabilities	122	136

Total other long-term liabilities	3,425	3,240

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	492	476
Retained earnings	5,782	5,273
Accumulated other comprehensive income	3	165

Total owner’s equity	6,277	5,914

	$13,006	$13,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
REVENUES	$5,010	$6,090	$17,410	$17,934
OPERATING EXPENSES:
Salaries and employee benefits	2,018	2,107	6,109	6,132
Purchased transportation	234	303	829	881
Rentals and landing fees	396	417	1,209	1,238
Depreciation and amortization	238	238	713	696
Fuel	550	980	2,823	2,652
Maintenance and repairs	318	345	1,091	1,121
Intercompany charges, net	528	554	1,588	1,602
Other	683	729	2,142	2,170

	4,965	5,673	16,504	16,492

OPERATING INCOME	45	417	906	1,442
OTHER INCOME (EXPENSE):
Interest, net	1	39	(2)	124
Other, net	(15)	(40)	(16)	(138)

	(14)	(1)	(18)	(14)

INCOME BEFORE INCOME TAXES	31	416	888	1,428

PROVISION FOR INCOME TAXES	32	167	365	553

NET (LOSS) INCOME	$(1)	$249	$523	$875

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,	February 29,
	2009	2008

Operating Activities:
Net income	$523	$875
Noncash charges:
Depreciation and amortization	713	696
Other, net	200	172
Changes in assets and liabilities, net	(315)	(378)

Net cash provided by operating activities	1,121	1,365

Investing Activities:
Capital expenditures	(1,086)	(1,208)
Other	10	16

Net cash used in investing activities	(1,076)	(1,192)

Financing Activities:
Principal payments on debt	(1)	(87)
Payment on loan from parent company	(17)	—
Net payments to parent company	—	(42)

Net cash used in financing activities	(18)	(129)

Effect of exchange rate changes on cash	(26)	15
Net increase in cash and cash equivalents	1	59
Cash and cash equivalents at beginning of period	298	257

Cash and cash equivalents at end of period	$299	$316

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2009 and the results of our operations for the three- and nine-month periods ended February 28, 2009 and February 29, 2008 and our cash flows for the nine-month periods ended February 28, 2009 and February 29, 2008. Operating results for the three- and nine-month periods ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.
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
FedEx uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the price of the stock on the grant date. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award in the “Salaries and employee benefits” caption of our condensed consolidated statement of operations.
Our total share-based compensation expense was $7 million for the three months ended February 28, 2009 and $23 million for the nine months ended February 28, 2009. Our total share-based compensation expense was $7 million for the three months ended February 29, 2008 and $22 million for the nine months ended February 29, 2008. This amount represents the amount charged to us by FedEx for awards granted to our employees.
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
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about plan assets of a defined benefit pension plan or other postretirement plan. These objectives include disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this FSP will be effective for our fiscal year ending May 31, 2010.

(2) Comprehensive Income
The following table provides a reconciliation of net (loss) income reported in our financial statements to comprehensive (loss) income for the periods ended February 28, 2009 and February 29, 2008 (in millions):

	Three Months Ended
	2009	2008

Net (loss) income	$(1)	$249
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $1 in 2009 and deferred taxes of $2 in 2008	(4)	7
Amortization of unrealized pension actuarial gains/losses	(1)	(5)

Comprehensive (loss) income	$(6)	$251

	Nine Months Ended
	2009	2008

Net income	$523	$875
Other comprehensive income:
Foreign currency translation adjustments, net of deferred tax benefit of $31 in 2009 and deferred taxes of $9 in 2008	(170)	67
Amortization of unrealized pension actuarial gains/losses, net of deferred taxes of $1 in 2009 and 2008	(2)	(4)

Comprehensive income	$351	$938

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2009.

Our retirement plans costs for the periods ended February 28, 2009 and February 29, 2008 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Pension plans sponsored by FedEx	$12	$40	$36	$119
Other U.S. domestic and international pension plans	7	8	26	25
U.S. domestic and international defined contribution plans	37	40	137	82
Postretirement healthcare plans	12	27	36	53

	$68	$115	$235	$279

The reduction in costs for the pension plans sponsored by FedEx for the three- and nine-month periods ended February 28, 2009 was due to lower pension expense attributable to a significantly higher discount rate used to determine our 2009 expense. The increase in defined contribution plan costs for the nine-month period ended February 28, 2009 was due to plan design changes that, among other things, increased company matching contributions. These changes are described in our Annual Report.
As previously announced, during the third quarter, we implemented several actions to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009 and a suspension of 401(k) company matching contributions effective February 1, 2009.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first nine months of 2009 or 2008 to pension plans sponsored by us, and we do not expect to make material contributions in 2009.
(4) Commitments
As of February 28, 2009, our purchase commitments under various contracts for the remainder of 2009 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft	Related (1)	Other (2)	Total

2009 (remainder)	$112	$100	$14	$226
2010	608	182	14	804
2011	701	26	12	739
2012	477	—	9	486
2013	425	—	7	432
Thereafter	2,390	—	99	2,489

(1)	Primarily aircraft modifications.

(2)	Primarily advertising and promotions contracts.
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

Deposits and progress payments of $543 million have been made toward aircraft purchases and options to purchase additional aircraft. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheet. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777 Freighter (“B777F”) aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2009, with the year of expected delivery:

	B757	B777F	MD11	Total

2009 (remainder)	4	—	1	5
2010	10	4	1	15
2011	7	4	—	11
2012	3	3	—	6
2013	—	3	—	3
Thereafter	—	16	—	16

Total	24	30	2	56

In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. The rescheduled delivery dates have been reflected in the table above. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act. In January 2009, we also obtained an option to purchase an additional 15 B777F aircraft. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2009 (remainder)	$3	$140	$163	$303
2010	95	544	581	1,125
2011	6	526	506	1,032
2012	6	504	441	945
2013	118	499	388	887
Thereafter	—	2,931	3,598	6,529

Total	228	$5,144	$5,677	$10,821

Less amount representing interest	23

Present value of net minimum lease payments	$205

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
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our U.S. customers, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled approximately $1.1 billion at February 28, 2009 and $1.4 billion at May 31, 2008.
The costs of the FedEx Services segment, which includes FedEx Office and Print Services, Inc., are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the nine-month periods ended February 28, 2009 and February 29, 2008 (in millions):

	Nine Months Ended
	2009	2008
Cash payments for:
Interest (net of capitalized interest)	$19	$29
Income taxes (primarily paid to parent)	275	434

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company’s management.
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
March 18, 2009

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2008 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2009.
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

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net (loss) income and operating margin (dollars in millions) for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues:
Package:
U.S. overnight box	$1,410	$1,652	(15)		$4,740	$4,883	(3)
U.S. overnight envelope	426	496	(14)		1,437	1,488	(3)
U.S. deferred	682	799	(15)		2,184	2,240	(3)

Total U.S. domestic package revenue	2,518	2,947	(15)		8,361	8,611	(3)

International Priority (IP)	1,507	1,889	(20)		5,481	5,620	(2)
International domestic (1)	117	163	(28)		445	492	(10)

Total package revenue	4,142	4,999	(17)		14,287	14,723	(3)
Freight:
U.S.	523	614	(15)		1,715	1,811	(5)
International priority freight	221	309	(28)		884	913	(3)
International airfreight	69	96	(28)		311	286	9

Total freight revenue	813	1,019	(20)		2,910	3,010	(3)
Other	55	72	(24)		213	201	6

Total revenues	5,010	6,090	(18)		17,410	17,934	(3)
Operating expenses:
Salaries and employee benefits	2,018	2,107	(4)		6,109	6,132	—
Purchased transportation	234	303	(23)		829	881	(6)
Rentals and landing fees	396	417	(5)		1,209	1,238	(2)
Depreciation and amortization	238	238	—		713	696	2
Fuel	550	980	(44)		2,823	2,652	6
Maintenance and repairs	318	345	(8)		1,091	1,121	(3)
Intercompany charges	528	554	(5)		1,588	1,602	(1)
Other	683	729	(6)		2,142	2,170	(1)

Total operating expenses	4,965	5,673	(12)		16,504	16,492	—

Operating income	$45	$417	(89)		$906	$1,442	(37)

Operating margin	0.9%	6.8%	(590	) bp	5.2%	8.0%	(280	) bp

Other income (expense):
Interest, net	1	39	(97)		(2)	124	(102)
Other, net	(15)	(40)	(63)		(16)	(138)	(88)

	(14)	(1)	1,300		(18)	(14)	29

Income before income taxes	31	416	(93)		888	1,428	(38)

Provision for income taxes	32	167	(81)		365	553	(34)

Net (loss) income	$(1)	$249	(100)		$523	$875	(40)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China and India.

The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2009	2008	Change	2009	2008	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,177	1,165	1	1,122	1,155	(3)
U.S. overnight envelope	622	659	(6)	621	679	(9)
U.S. deferred	907	966	(6)	855	910	(6)

Total U.S. domestic ADV	2,706	2,790	(3)	2,598	2,744	(5)

IP	450	518	(13)	482	517	(7)
International domestic (1)	281	295	(5)	300	294	2

Total ADV	3,437	3,603	(5)	3,380	3,555	(5)

Revenue per package (yield):
U.S. overnight box	$19.02	$22.51	(16)	$22.24	$22.13	—
U.S. overnight envelope	10.85	11.93	(9)	12.18	11.48	6
U.S. deferred	11.94	13.14	(9)	13.44	12.89	4
U.S. domestic composite	14.77	16.77	(12)	16.94	16.43	3
IP	53.12	57.85	(8)	59.89	56.96	5
International domestic (1)	6.63	8.77	(24)	7.81	8.76	(11)
Composite package yield	19.13	22.02	(13)	22.25	21.69	3

Freight Statistics
Average daily freight pounds:
U.S.	7,664	8,967	(15)	7,431	8,908	(17)
International priority freight	1,590	2,234	(29)	2,041	2,178	(6)
International airfreight	1,251	1,739	(28)	1,575	1,772	(11)

Total average daily freight pounds	10,505	12,940	(19)	11,047	12,858	(14)

Revenue per pound (yield):
U.S.	$1.08	$1.09	(1)	$1.22	$1.06	15
International priority freight	2.21	2.19	1	2.28	2.19	4
International airfreight	0.88	0.89	(1)	1.04	0.85	22
Composite freight yield	1.23	1.25	(2)	1.39	1.23	13

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China and India.
Revenues
Our revenues decreased 18% in the third quarter of 2009 due to a decrease in volumes in virtually all services as a result of the continued deterioration in global economic conditions and lower yields driven by a decrease in fuel surcharges and a more competitive pricing environment. During the third quarter of 2009, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions. Our revenues decreased 3% in the nine months of 2009 also due to decreased volumes resulting from weak global economic conditions. Volume decreases in the nine months of 2009 were partially offset by yield improvement driven by increases in fuel surcharges in the first half of 2009. In addition, one fewer operating day negatively impacted our results for the nine months of 2009.
Decreased fuel surcharges were the primary driver of decreased U.S. domestic package yields during the third quarter of 2009. Lower package weights and a lower rate per pound also contributed to the decrease in U.S. domestic package yields during the third quarter of 2009. In addition to lower fuel surcharges, IP yield decreased during the third quarter of 2009 due to unfavorable exchange rates and lower package weights partially offset by a higher rate per pound. Higher fuel surcharges in the first half of 2009 were the primary driver of increased composite package yields during the nine months of 2009. The increase in U.S. domestic package yields resulting from higher fuel surcharges was partially offset by lower package weights in the nine months of 2009. In addition to higher fuel surcharges, IP yield increased during the nine months of 2009 due to a higher rate per pound, partially offset by unfavorable exchange rates.

On January 5, 2009, and January 7, 2008, we implemented a 6.9% average list price increase on our U.S. domestic and U.S. outbound package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%. Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	17.50%	1.00%	13.50%
High	15.00	19.50	34.50	19.50
Weighted-average	8.24	18.45	23.06	15.73

International Fuel Surcharges:
Low	1.00	14.00	1.00	12.00
High	15.00	19.50	34.50	19.50
Weighted-average	10.57	16.89	20.37	15.28
Operating Income
The following table compares operating expenses as a percent of revenue for the three- and nine-month periods ended February 28, 2009 and February 29, 2008:

	Percent of Revenue		Percent of Revenue
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	40.3%	34.6%	35.1%	34.2%
Purchased transportation	4.7	5.0	4.8	4.9
Rentals and landing fees	7.9	6.8	6.9	6.9
Depreciation and amortization	4.8	3.9	4.1	3.9
Fuel	11.0	16.1	16.2	14.8
Maintenance and repairs	6.3	5.7	6.3	6.3
Intercompany charges	10.5	9.1	9.1	8.9
Other	13.6	12.0	12.3	12.1

Total operating expenses	99.1	93.2	94.8	92.0

Operating margin	0.9%	6.8%	5.2%	8.0%

Our operating income and operating margin decreased during the third quarter of 2009 primarily as a result of significantly lower shipping volumes due to ongoing weakness in the global economy. Our operating income and operating margin declined in the nine months of 2009 primarily as a result of the continued weak global economy and higher fuel prices, which limited demand for our U.S. domestic package and IP services. Cost containment activities partially mitigated the negative impact of these factors on our operating results for the third quarter and nine months of 2009. Actions during the third quarter and nine months of 2009 included significant volume-related reductions in flight and labor hours, as well as lower fuel consumption and maintenance cost, as we have temporarily grounded a limited number of aircraft due to excess capacity in the current economic environment. Furthermore, we continue to exercise stringent control over discretionary spending, such as travel, entertainment and professional fees. Any future decisions during the fourth quarter of 2009 to alter our networks by eliminating equipment and facilities may lead to asset impairment charges during the fourth quarter of 2009.

Fuel costs decreased 44% in the third quarter of 2009 due to a decrease in the average price per gallon of fuel and increased 6% in the nine months of 2009 due to higher fuel prices primarily in the first quarter of 2009. However, fuel surcharges were sufficient to offset incremental fuel costs for the third quarter and nine months of 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services. Purchased transportation costs decreased 23% in the third quarter of 2009 due to lower IP average daily volume, which reduced the utilization of contract pickup and delivery services, and the strengthening of the U.S. dollar.
Other Income and Income Taxes
Interest income and other expense decreased during the third quarter and nine months of 2009 primarily due to decreased intercompany interest related to lower intercompany receivables and intercompany debt.
Our effective tax rate was 100.7% for the third quarter of 2009 and 41.0% for the nine months of 2009, compared with 40.1% for the third quarter of 2008 and 38.7% for the nine months of 2008. The increase in the tax rate in the third quarter and nine months of 2009 was primarily due to lower pre-tax income in 2009. We expect the effective tax rate to be approximately 40.0% for 2009. The actual rate will depend on a number of factors, including the amount and source of operating income.
Our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” totaled $73 million at May 31, 2008 and $54 million at February 28, 2009, including $56 million at May 31, 2008 and $42 million at February 28, 2009 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. The changes relate primarily to the resolution of an immaterial state income tax matter during the second quarter of 2009. The U.S. Internal Revenue Service and certain state and foreign tax authorities are currently examining our returns for various years through 2007. It is reasonably possible that certain U.S. federal, state and foreign income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected net impact of any changes would not be material to our consolidated financial statements.
Contractual Cash Obligations
In December 2008, we reached an agreement with Boeing to defer the delivery of certain Boeing 777 Freighter (“B777F”) aircraft by up to 17 months. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act. In January 2009, we also obtained an option to purchase an additional 15 B777F aircraft. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft. For additional information concerning our contractual cash obligations, see Note 4 to the accompanying unaudited condensed consolidated financial statements.
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
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about plan assets of a defined benefit pension plan or other postretirement plan. These objectives include disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this FSP will be effective for our fiscal year ending May 31, 2010.
FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;

•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, trade, labor (such as card check legislation or changes to the Railway Labor Act affecting our employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, patent litigation, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to us and our ability to maintain our current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: March 20, 2009	/s/ CATHY D. ROSS
CATHY D. ROSS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1