Form 10-K
period 2009-05-31
FEDERAL EXPRESS CORP
filed 2009-07-15
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 13, 2009, 1,000 shares of the Registrant’s common stock were outstanding.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I
ITEM 1. BUSINESS
Overview
Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 140,000 employees and have approximately 57,000 drop-off locations (including FedEx Office and Print Centers), 654 aircraft and approximately 51,000 vehicles and trailers in our integrated global network.
FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides us and the other FedEx subsidiaries with sales, marketing, information technology and customer service support. FedEx Services and its subsidiary FedEx Customer Information Services, Inc. provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of express and ground services and to help ensure a consistent and outstanding experience for our customers.
FedEx’s wholly owned subsidiary FedEx Office and Print Services, Inc. (“FedEx Office”) provides customer access to our shipping services. FedEx Office has approximately 1,950 locations and offers the full range of our services at virtually all U.S. locations. In addition, FedEx Office offers packing services at virtually all U.S. Office and Print Centers, and packing supplies and boxes are included in FedEx Office’s retail product assortment.
In June 2009, FedEx announced a multi-year agreement with OfficeMax to offer our U.S. domestic shipping services at all U.S. OfficeMax retail locations (over 900 locations), beginning later in calendar 2009. These additional staffed drop-off locations are expected to complement FedEx’s existing retail network, including FedEx Office and Print Centers, and further expand customer access to our services.
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
International Expansion
Notwithstanding the current global recession, we remain focused on the long-term expansion of our international presence, especially in key markets such as China, India and Europe. We began serving China in 1984, and since that time, we have expanded our service to cover more than 200 cities and counties across the country. We have recently taken several important actions that increase our presence in China and bolster our leadership in the global air cargo industry.
•	In 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new hub assumed and expanded the activities of our previous hub in Subic Bay, Philippines. We believe the new hub will better serve our global customers doing business in and with the China and Asia-Pacific markets.
•	In 2007, we initiated time-certain domestic delivery service in China. Our China domestic service is supported by a money-back guarantee and real-time package status tracking. Our China domestic network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province.
•	In 2007, we acquired Tianjin Datian W. Group Co., Ltd.’s (“DTW Group”) fifty percent share of the FedEx-DTW International Priority express joint venture and assets relating to DTW Group’s domestic network in China. The acquisition converted our joint venture with DTW Group, formed in 1999, into a wholly owned subsidiary. The acquisition increased our presence in China in the international market and established our presence in the domestic market.
Also, in 2009, we:
•	Launched FedEx Express Nacional, a domestic next-business-day service in Mexico, in light of projections of significant growth in Mexico’s express shipping market in the next ten years. The new service provides highly reliable and convenient express shipping solutions across Mexico with the support of two new centers of operations that we opened in Toluca and San Luis Potosi.
•	Upgraded our international next-business-day delivery service, FedEx International Priority, from Europe to major U.S. East Coast cities. The service enhancements provide our European customers with overnight access to more ZIP codes in key markets along the U.S. East Coast, as well as later pick-up times.

In support of our international operations, we are expanding our European hub at Roissy-Charles de Gaulle Airport in Paris, France. The expansion project, which is scheduled to be completed in 2010, will substantially increase capacity at the hub. In addition, we have agreed, subject to certain conditions, to purchase 30 B777F aircraft, a new high-capacity, long-range airplane, with deliveries beginning in 2010. We also hold an option to purchase an additional 15 B777F aircraft. To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.
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
The fedex.com Web site was launched fifteen years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The advanced tracking capability within My FedEx provides customers with a consolidated view of inbound, outbound and third-party shipments. FedEx Desktop provides customers the benefit of working offline and having real-time shipment updates sent directly to their computer desktop.
FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry, and includes enhanced support for the iPhone, iPhone 3G and iPod Touch. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location data for shipments. We also use wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.
Our e-commerce tools and solutions are designed to be easily integrated into our customers’ applications, as well as into third-party software being developed by leading e-procurement, systems integration and enterprise resource planning companies. The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes.
In 2009, FedEx launched new, state-of-the-art tracking technologies to provide our customers with real-time visibility to shipment status via Web, desktop or mobile devices. Available globally in over 25 languages, the new tracking experience includes a shipment progression graphic enabling users to get tracking information. Users now have the ability to view tracking results based on different time zones, order or shipment events and weight conventions. Tracking numbers can also be saved, eliminating the need to reenter data for subsequent tracks.

FedEx has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’ privacy, and we strive to provide a safe, secure online environment for our customers. We are in full compliance with the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council.
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
U.S. Postal Service Agreement
Under an agreement with the U.S. Postal Service that runs through September 2013, we provide domestic air transportation services to the U.S. Postal Service, including for its First-Class, Priority and Express Mail. We also have approximately 5,000 drop boxes at U.S. Post Offices in approximately 340 metropolitan areas and provide transportation and delivery for the U.S. Postal Service’s international delivery service called Global Express Guaranteed (GXG).
Pricing
We periodically publish list prices in our Service Guides for the majority of our services. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Office and Print Center or FedEx Authorized ShipCenter location. We offer our customers discounts generally based on actual or potential average daily revenue produced.

We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on the average spot price for jet fuel. For example, the fuel surcharge for June 2009 was based on the average spot price for jet fuel published for April 2009. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2009 — 17%; 2008 — 17%; and 2007 — 13%. These percentages reflect certain fuel surcharge reductions that are associated with our annual base rate increases.
Operations
Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub facility, which we have significantly expanded recently, is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland, and Fort Worth and major metropolitan sorting facilities in Los Angeles and Chicago. In June 2009, we began operations at a new regional hub in Greensboro, North Carolina.
Facilities in Anchorage, Paris and Guangzhou serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Guangzhou and Paris are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.
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
FedEx Office offers retail access to our shipping services at all of its U.S. locations. We also have alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside some U.S. Post Offices.
Fuel Supplies and Costs
During 2009, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices that may fluctuate daily. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”
The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

	Total Cost	Percentage of Total
Fiscal Year	(in millions)	Revenues

2009	$2,932	13.2%
2008	3,396	14.0
2007	2,639	11.7
2006	2,497	11.7
2005	1,780	9.2

Approximately 11% of our requirement for vehicle fuel is purchased in bulk. The remainder of our requirement is satisfied by retail purchases with various discounts.
Competition
As described in Item 1A of this Annual Report on Form 10-K (“Risk Factors”), the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. The ability to compete effectively depends upon price, frequency and capacity of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings.
Competitors within the United States include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, airfreight forwarders and the U.S. Postal Service. DHL exited the U.S. domestic package market during 2009. Our principal international competitors are DHL, UPS, TNT, other foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of our international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.
Employees
We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2009, we employed approximately 93,000 permanent full-time and 47,000 permanent part-time employees, of which approximately 16% are employed in the Memphis area. Our international employees in the aggregate represent approximately 26% of all employees. We believe our relationship with our employees is excellent.
Our pilots, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a four-year collective bargaining agreement that took effect in October 2006. Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees.
Integration of CTS
Effective June 1, 2009, Caribbean Transportation Services, Inc. (“CTS”), a provider of airfreight forwarding services between the United States and Puerto Rico, the Dominican Republic, Costa Rica and the Caribbean Islands, was merged with and into FedEx Express. The purpose of the merger was to leverage synergies between CTS, previously a subsidiary of our sister company FedEx Freight Corporation, and us and to gain cost efficiencies by maximizing the use of our assets for this service offering.
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
The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, as well as personnel and ground facilities, which may from time to time affect our ability to operate our aircraft in the most efficient manner. We hold an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as we maintain our standards of safety and meet the operational requirements of the regulations.
The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. We hold various certificates issued by the DOT, authorizing us to engage in U.S. and international air transportation of property and mail on a worldwide basis.
Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. In July 2007, the TSA issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contained many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements could impose material costs on us.
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

Our operations within foreign countries, such as our growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, in 2009, the Chinese government adopted postal regulation that excludes foreign-invested companies such as us from competing in the China domestic document delivery market.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions, including our aircraft emissions. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).
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
Labor. While labor relations within the United States at most of FedEx’s companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”), all of our U.S. employees are covered by the Railway Labor Act of 1926, as amended (the “RLA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are the dominant national transportation systems of today. As an air express carrier with an integrated air/ground network, we and our employees have been covered by the RLA since the founding of the company in 1971. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting national (now global) commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as ours, cannot be shut down by the actions of a local segment of the network.
The U.S. Congress is considering adopting changes in labor laws that would make it easier for unions to organize small units of our employees. For example, there is a possibility that Congress could remove most of our employees from the jurisdiction of the RLA, thereby exposing our network to sporadic labor disputes and the risk that small groups of employees could disrupt our entire air/ground network. For a description of these potential labor law changes, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).
ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 32 through 36 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2009, our aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft) (1)

Boeing MD11	31	26	57		164,200
Boeing MD10-30 (2)	10	2	12		114,200
Boeing DC10-30	1	5	6	(3)	114,200
Boeing MD10-10 (2)	57	—	57		108,700
Boeing DC10-10	1	—	1	(4)	108,700
Airbus A300-600	35	36	71	(5)	85,600
Airbus A310-200/300	40	16	56		61,900
Boeing B757-200	24	—	24	(6)	45,800
Boeing B727-200	77	2	79		38,200
ATR 72-202/212	13	—	13		14,660
ATR 42-300/320	26	—	26		10,880
Cessna 208B	242	—	242		2,500
Cessna 208A	10	—	10		1,900

Total	567	87	654

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(3)	Includes three aircraft not currently in operation and awaiting conversion to MD10 configuration.

(4)	Not currently in operation and awaiting conversion to MD10 configuration.

(5)	Includes two aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.

(6)	Includes 14 aircraft not currently in operation and awaiting completion of passenger-to-freighter modification.
•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s.
•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet our cargo requirements. We operate two models, the DC10-10 and the DC10-30. The DC10-30 has a longer range and higher weight capacity than the DC10-10.
•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.
•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.
•	The B757s are two-engine aircraft configured for cargo service.
•	The B727s are three-engine aircraft configured for cargo service.
•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.
In addition, we “wet lease” approximately 40 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports primarily outside the U.S. served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2009, we operated approximately 51,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2009, with the year of expected delivery:

	B757	B777F*	MD11	Total

2010	12	4	2	18
2011	16	4	—	20
2012	8	3	—	11
2013	—	3	—	3
2014	—	3	—	3
Thereafter	—	13	—	13

Total	36	30	2	68

*	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the RLA.
Deposits and progress payments of $544 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. Also see Note 13 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2009, we operated the following sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour) (1)	Lessor	Year

National

Memphis, Tennessee	518	3,450,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	335	2,509,000	210,000	Indianapolis Airport Authority	2028

Regional

Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2010

Oakland, California	75	320,000	65,000	City of Oakland	2031

Metropolitan

Chicago, Illinois	51	419,000	52,000	City of Chicago	2018

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2010/2025	(5)

International

Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	54,000	Aeroports de Paris	2029

Guangzhou, China (4)	155	882,000	24,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for sorting and handling facility (23 acres) expires in 2010, and lease for ramp expansion (11 acres) expires in 2025.

Our primary sorting facility, which serves as the center of our multiple hub-and-spoke system, is located at the Memphis International Airport. Our facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. We lease these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates us to maintain and insure the leased property and to pay all related taxes, assessments and other charges. The lease is subordinate to, and our rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. Government. As noted above, in June 2009, we began operations at a new regional hub in Greensboro, North Carolina.
We have additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Japan, Stansted Airport outside London, England and Pearson Airport in Toronto, Canada. We also have a substantial presence at airports in Hong Kong; Taiwan; Dubai, United Arab Emirates; Frankfurt, Germany; and Miami. We are constructing a state-of-the-art, solar-electric sorting-and-handling facility in Germany at the Cologne/Bonn airport and intend to relocate the Frankfurt operations there, beginning in 2010.
Administrative and Other Properties and Facilities
Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. We also lease 35 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.
We own or lease approximately 700 facilities for city station operations in the United States. In addition, approximately 400 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2009, we had approximately 46,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2009, we also had approximately 11,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office and Print Centers. Internationally, we had approximately 2,700 drop-off locations.
ITEM 3. LEGAL PROCEEDINGS
FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 14 of the accompanying consolidated financial statements.
As described below, we have received requests for information from various governmental agencies over the past three years related to possible anti-competitive behavior in several freight transportation segments. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.

In June 2006, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requesting certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. In December 2007, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the DOJ into possible anti-competitive behavior in the international freight forwarding industry. In March 2008, we received an additional subpoena from the DOJ relating to its investigation of the international freight forwarding industry. In July 2008, we received a notice from the Korea Fair Trade Commission (“KFTC”) requesting certain information and documents in connection with the KFTC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in South Korea. In July 2008, we received a formal request for certain information in connection with an ongoing investigation by the Japan Fair Trade Commission (“JFTC”) into possible anti-competitive behavior in the international freight forwarding industry. In March 2009, the JFTC concluded its investigation and charged several companies with anti-competitive behavior. We were not among the companies charged. The DOJ, ACCC and KFTC investigations are ongoing.
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
Management’s discussion and analysis of results of operations and financial condition is presented on pages 23 through 36 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 68 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2009 thereon, are presented on pages 39 through 67 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 37 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 38 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Of the fees Ernst & Young LLP billed FedEx for services provided during 2009 and 2008, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2009	2008
Audit fees	$7,927	$7,848
Audit-related fees	586	327
Tax fees	186	172
All other fees	10	9

Total	$8,709	$8,356

•	Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•	Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2009 and 2008 include fees primarily for benefit plan audits.

•	Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $111,000 in 2009 and $21,000 in 2008.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2009 and 2008 include fees for online technical resources.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 10, 2009 thereon, are listed on page 22 and presented on pages 39 through 67 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 10, 2009 thereon, is presented on pages 69 through 70 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-4 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 15, 2009	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2009

/s/ CATHY D. ROSS Cathy D. Ross	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 15, 2009

/s/ J. RICK BATEMAN J. Rick Bateman	Vice President and Worldwide Controller (Principal Accounting Officer)	July 15, 2009

/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 15, 2009

/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 15, 2009

/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President and President — International and Director	July 15, 2009

/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 15, 2009

/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 15, 2009

Signature		Capacity	Date

/s/ WILLIAM J. LOGUE*		Executive Vice President — U.S. Operations and	July 15, 2009

William J. Logue		Systems Support and Director

/s/ CHRISTINE P. RICHARDS*		Director	July 15, 2009

Christine P. Richards

*By:	/s/ J. RICK BATEMAN J. Rick Bateman		July 15, 2009
Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW OF FINANCIAL SECTION
The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2009 results compared to 2008, and 2008 results compared to 2007. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2010. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2009 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.
DESCRIPTION OF BUSINESS
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing, information technology and customer service support to us, our sister company FedEx Ground Package System, Inc. (“FedEx Ground”) and our other sister companies, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”).
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
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2009 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2009	2008	2007	2009/2008		2008/2007
Revenues:
Package:
U.S. overnight box	$6,074	$6,578	$6,485	(8)		1
U.S. overnight envelope	1,855	2,012	1,990	(8)		1
U.S. deferred	2,789	2,995	2,883	(7)		4

Total U.S. domestic package revenue	10,718	11,585	11,358	(7)		2
International Priority (IP)	6,978	7,666	6,722	(9)		14
International domestic (1)	565	663	370	(15)		79

Total package revenue	18,261	19,914	18,450	(8)		8
Freight:
U.S.	2,165	2,398	2,412	(10)		(1)
International Priority freight	1,104	1,243	1,045	(11)		19
International airfreight	369	406	394	(9)		3

Total freight revenue	3,638	4,047	3,851	(10)		5
Other	268	285	226	(6)		26

Total revenues	22,167	24,246	22,527	(9)		8
Operating expenses:
Salaries and employee benefits	8,031	8,262	8,051 (3)	(3)		3
Purchased transportation	1,063	1,194	1,097	(11)		9
Rentals and landing fees	1,598	1,658	1,598	(4)		4
Depreciation and amortization	952	933	845	2		10
Fuel	3,281	3,785	2,946	(13)		28
Maintenance and repairs	1,348	1,508	1,440	(11)		5
Impairment and other charges	258 (2)	—	—	NM		—
Intercompany charges	2,093	2,129	2,076	(2)		3
Other	2,778	2,920	2,561	(5)		14

Total operating expenses	21,402	22,389	20,614	(4)		9

Operating income	$765	$1,857	$1,913	(59)		(3)

Operating margin	3.5%	7.7%	8.5%	(420	)bp	(80	)bp

Other income (expense):
Interest, net	4	152	173	(97)		(12)
Other, net	(37)	(163)	(102)	(77)		60

	(33)	(11)	71	200		(115)

Income before income taxes	732	1,846	1,984	(60)		(7)

Provision for income taxes	301	721	733	(58)		(2)

Net income	$431	$1,125	$1,251	(62)		(10)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China and India. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	Represents charges associated with aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(3)	Includes a charge of $143 million for signing bonuses and other upfront compensation associated with a four-year labor contract with our pilots.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2009	2008	2007	2009/2008	2008/2007
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,127	1,151	1,174	(2)	(2)
U.S. overnight envelope	627	677	706	(7)	(4)
U.S. deferred	849	895	898	(5)	—

Total U.S. domestic ADV	2,603	2,723	2,778	(4)	(2)
IP	475	517	487	(8)	6
International domestic (1)	298	296	134	1	121

Total ADV	3,376	3,536	3,399	(5)	4

Revenue per package (yield):
U.S. overnight box	$21.21	$22.40	$21.66	(5)	3
U.S. overnight envelope	11.65	11.66	11.06	—	5
U.S. deferred	12.94	13.12	12.59	(1)	4
U.S. domestic composite	16.21	16.68	16.04	(3)	4
IP	57.81	58.11	54.13	(1)	7
International domestic (1)	7.50	8.80	10.77	(15)	(18)
Composite package yield	21.30	22.08	21.28	(4)	4

Freight Statistics
Average daily freight pounds:
U.S.	7,287	8,648	9,569	(16)	(10)
International Priority freight	1,959	2,220	1,878	(12)	18
International airfreight	1,475	1,817	1,831	(19)	(1)

Total average daily freight pounds	10,721	12,685	13,278	(15)	(4)

Revenue per pound (yield):
U.S.	$1.17	$1.09	$0.99	7	10
International Priority freight	2.22	2.20	2.18	1	1
International airfreight	0.99	0.88	0.84	13	5
Composite freight yield	1.34	1.25	1.14	7	10

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China and India.
Revenues
Revenues decreased 9% in 2009 due to a decrease in volumes in virtually all services as a result of the significant deterioration in global economic conditions and lower yields driven by unfavorable exchange rates, lower package weights and a more competitive pricing environment. IP volume declined in every major region of the world. During 2009, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions. While we acquired significant volumes from this competitor, these shipments were generally at lower weights and yields than our other volumes.
The decrease in composite package yield in 2009 was driven by decreases in U.S. domestic package, international domestic and IP yields. U.S. domestic package yield decreased 3% in 2009 due to lower package weights and a lower rate per pound. International domestic yield decreased 15% during 2009 due to unfavorable exchange rates and a lower rate per pound. IP yield decreased 1% during 2009 due to unfavorable exchange rates and lower package weights, partially offset by a higher rate per pound. Composite freight yield increased in 2009 due to general rate increases and higher fuel surcharges.

Revenues increased in 2008 primarily due to increases in fuel surcharges, growth in IP volume and the impact of favorable currency exchange rates. Revenue increases during 2008 were partially offset by decreased volumes in U.S. domestic package and freight services, as the weak U.S. economy and persistently higher fuel prices and the related impact on our fuel surcharges restrained demand for these services.
The increase in composite package yield in 2008 was driven by increases in IP and U.S. domestic yields, partially offset by decreased international domestic yield. IP yield increased in 2008, primarily due to favorable exchange rates, higher fuel surcharges and increases in package weights. U.S. domestic package yield increased in 2008 primarily due to higher fuel surcharges and general rate increases. International domestic yield decreased during 2008 as a result of the inclusion of lower-yielding services from the companies acquired in 2007. Composite freight yield increased in 2008 due to the impact of changes in service mix, higher fuel surcharges and favorable exchange rates.
IP volume growth during 2008 resulted from increased demand in Asia, U.S. outbound and Europe. Increased international domestic volumes during 2008 were driven by business acquisitions in the second half of 2007. U.S. domestic package and freight volumes decreased during 2008, as the weak U.S. economy and rising fuel prices negatively impacted demand for these services.
In January 2009 and 2008, we implemented a 6.9% average list price increase on our U.S. domestic and U.S. outbound package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows, for the years ended May 31:

	2009	2008	2007
U.S. Domestic and Outbound Fuel Surcharge:
Low	—%	13.50%	8.50%
High	34.50	25.00	17.00
Weighted-Average	17.45	17.06	12.91

International Fuel Surcharges:
Low	—	12.00	8.50
High	34.50	25.00	17.00
Weighted-Average	16.75	16.11	12.98

Operating Income
The following table compares operating expenses as a percent of revenue for the years ended May 31:

	Percent of Revenue
	2009	2008	2007
Operating expenses:
Salaries and employee benefits	36.2%	34.1%	35.7	% (2)
Purchased transportation	4.8	4.9	4.9
Rentals and landing fees	7.2	6.8	7.1
Depreciation and amortization	4.3	3.9	3.7
Fuel	14.8	15.6	13.1
Maintenance and repairs	6.1	6.2	6.4
Impairment and other charges	1.2 (1)	—	—
Intercompany charges	9.4	8.8	9.2
Other	12.5	12.0	11.4

Total operating expenses	96.5	92.3	91.5

Operating margin	3.5%	7.7%	8.5%

(1)	Includes a charge of $258 million related to impairment charges associated with aircraft-related assets and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(2)	Includes a charge of $143 million for signing bonuses and other upfront compensation associated with a four-year labor contract with our pilots.
Operating income and operating margin declined in 2009 as a result of the continued weak global economy and high fuel prices in the first half of 2009, both of which limited demand for our U.S. domestic package and IP services.
In response to weak business conditions, we implemented several actions in 2009 to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009, a suspension of 401(k) company-matching contributions effective February 1, 2009, elimination of variable compensation payouts and implementation of a hiring freeze. Actions also included significant volume-related reductions in flight hours, as well as lower fuel consumption and maintenance costs, as we temporarily grounded a limited number of aircraft due to excess capacity in the current economic environment. Our cost-containment activities also included deferral of merit-based pay increases and stringent control over discretionary spending, such as travel, entertainment and professional fees. These actions partially mitigated the impact of lower volumes on our results.
During the fourth quarter of 2009, we took additional actions to align the size of our networks to current demand levels by removing equipment and facilities from service and reducing personnel. As a result of these actions, we recorded charges of $199 million for the impairment of certain aircraft and aircraft engines and $55 million for aircraft-related lease and contract termination and employee severance costs related to workforce reductions.
Our asset impairment charges during the fourth quarter of 2009 resulted primarily from our fourth quarter decision to permanently remove from service 10 Airbus A310-200 aircraft and four Boeing MD10-10 aircraft that we own, along with certain excess aircraft engines. This decision was a result of our ongoing efforts to optimize our network in light of continued excess aircraft capacity due to weak economic conditions and the delivery of newer, more fuel-efficient aircraft.

Fuel costs decreased 13% in 2009 due to decreases in fuel consumption and the average price per gallon of fuel. Fuel surcharges were sufficient to offset fuel costs for 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services. Maintenance and repairs expense decreased 11% primarily due to a volume-related reduction in flight hours and the permanent and temporary grounding of certain aircraft due to excess capacity in the current economic environment.
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
Fuel costs increased in 2008 due to an increase in the average price per gallon of fuel. The volatility in fuel prices and fuel surcharges resulted in a net benefit to income in 2008, based on a static analysis of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services.
Other operating expenses increased during 2008 principally due to the inclusion of our 2007 business acquisitions, including the full consolidation of the results of our China joint venture. Purchased transportation costs increased in 2008 primarily due to the inclusion of our 2007 business acquisitions, the impact of higher fuel costs and IP volume growth, which requires a higher utilization of contract pickup and delivery services. These increases in purchased transportation costs were partially offset by the elimination of payments by us for pickup and delivery services provided by our former China joint venture partner, as we acquired this business in the second half of 2007. The increase in depreciation expense during 2008 was principally due to aircraft purchases and our 2007 business acquisitions. Intercompany charges increased during 2008 primarily due to increased net operating costs at FedEx Office associated with declines in copy revenues, as well as higher expenses associated with store expansion, advertising and promotions, and service improvement activities. This increase was partially offset by lower allocated fees from FedEx Services due to cost-containment activities.
Employees Under Collective Bargaining Arrangements
Our pilots, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees.
Other Income and Expense and Income Taxes
Net interest income decreased during 2009 primarily due to decreased interest income related to lower intercompany receivable balances. Other expense decreased in 2009 primarily due to lower management fees and lower accounts receivable factoring fees. Net interest income decreased during 2008 primarily due to decreased interest income related to lower intercompany receivable balances.
Our effective tax rate was 41.1% in 2009, 39.1% in 2008 and 36.9% in 2007. The increase in the tax rate in 2009 was primarily due to lower pre-tax income in 2009. Our 2008 tax rate was negatively impacted by intercompany charges from FedEx Office. The 2007 tax rate was favorably impacted by the conclusion of various state and federal audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China, as described in Note 3 of the accompanying consolidated financial statements. For 2010, we expect our effective tax rate to be approximately 40%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Business Acquisitions
During 2007, the following acquisitions were made:

			Purchase Price
Business Acquired	Rebranded	Date Acquired	(in millions)
ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	$241
Tianjin Datian W. Group Co., Ltd.	N/A	March 1, 2007	427
(“DTW Group”)
These acquisitions expanded our portfolio of services to include domestic services in the United Kingdom and China. These acquisitions were not material to our results of operations or financial condition. See Note 3 of the accompanying consolidated financial statements for further information about these acquisitions. The purchase price for these acquisitions was paid from available cash balances, which included the net proceeds from FedEx’s $1 billion senior unsecured debt offering completed during 2007. During 2009, 2008 and 2007, we also made other immaterial acquisitions that are not presented in the table above.
Outlook
We expect revenues to decline in 2010 as a result of significantly lower fuel surcharges and the ongoing global recession. U.S. domestic and IP package volumes are expected to be flat, and yields are expected to be negatively impacted by a competitive pricing environment and the ongoing global recession.
Operating income and operating margin are expected to increase slightly in 2010. We expect the full year impact of actions taken in 2009 to lower our cost structure, combined with additional cost-containment initiatives in 2010, will be mostly offset by a significant decline in revenues.
Capital expenditures are expected to increase in 2010 driven by incremental investments for the new Boeing B777 Freighter (“B777F”) aircraft, the first of which is expected to enter revenue service in 2010. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.
See “Risk Factors” for a discussion of potential risks and uncertainties that could materially affect our future performance.
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

Contractual Cash Obligations
In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft and obtained an option to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On May 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income (“OCI”) of unrecognized gains or losses and prior service costs or credits. Upon adoption of SFAS 158, we recognized liabilities of $652 million for our underfunded plans in our balance sheet at May 31, 2007. We recognized an adjustment of $16 million to the ending balance of accumulated other comprehensive income (“AOCI”) for previously unrecognized net actuarial losses, prior service costs and transition obligations and eliminated the minimum pension liability balance of $45 million and intangible assets of $2 million related to our plans that had been recorded prior to adoption.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI. Our actuarial gains resulted primarily from a 32-basis-point increase in the discount rate for our postretirement healthcare plan at June 1, 2008. For additional information on the adoption of SFAS 158, see Note 9 to the accompanying consolidated financial statements.
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. Therefore, the adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB will be effective for our first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard will require us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard will be effective for our first quarter of fiscal year 2010.
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
Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, besides our pilots, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress is considering adopting changes in labor laws, however, that would make it easier for unions to organize small units of our employees. For example, in May 2009, the U.S. House of Representatives passed the FAA Reauthorization Act, which includes a provision that would remove most of our employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” Should the House version of the FAA Reauthorization Act (or a similar bill removing us from RLA jurisdiction) be passed by the entire Congress and signed into law by the President, it could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

We rely heavily on technology to operate our network, and any disruption to FedEx’s technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers. Any disruption to the Internet or FedEx’s technology infrastructure, including those impacting FedEx’s computer systems and Web site, could adversely impact our customer service and our volumes and revenues and result in increased costs. While FedEx has invested and continues to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate FedEx from technology disruptions and the resulting adverse effect on our operations and financial results.
Our business may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating the impact of higher fuel costs on our expenses through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding services to our lower-yielding services or even reduce customer demand for our services altogether. These effects were evident in the first quarter of 2009, as fuel prices reached all-time highs. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our network.
Our business is capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other assets to support our network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, recent and current weak economic conditions and the recent and expected delivery of newer, more fuel-efficient aircraft have led to excess aircraft capacity. As a result, during the fourth quarter of 2009, we decided to permanently remove 14 aircraft and certain excess aircraft engines from service and thus recorded a charge of $191 million. A limited number of other aircraft remain temporarily grounded because of network overcapacity, and any future decisions to further alter our networks by eliminating additional aircraft or other assets may lead to additional asset impairment charges.
We face intense competition, especially during the current global recession. The express transportation market is both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete very effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services, and the current global recession has led to a very competitive pricing environment. If the pricing environment becomes irrational, it could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, during 2007 strategic acquisitions were made in China, the United Kingdom and India. While we expect these and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that our expectations will be realized within the time frame established, if at all.
Increased security requirements could impose substantial costs on us. As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs for businesses, including those in the transportation industry. For example, in July 2007, the U.S. Transportation Security Administration issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contained many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements could impose material costs on us.
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
We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. We believe this decision violates international treaties and air services agreements and is likely to be challenged by the U.S. Government. If the decision stands, however, then all our flights to and from any airport in any member state of the European Union would be covered by the ETS requirements beginning in 2012, and each year we would be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. House of Representatives has passed and the Senate is currently considering a bill that would regulate GHG emissions, and some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or trucks prematurely.
Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services.

We are also subject to risks and uncertainties that affect many other businesses, including:
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation, including tax, accounting, trade (such as protectionist measures enacted in response to the current weak economic conditions), labor, environmental (such as climate change legislation) or postal rules;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volumes of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can disrupt electrical service, damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets; and
•	credit losses from our customers’ inability or unwillingness to pay for previously provided services as a result of, among other things, weak economic conditions and tight credit markets.
We are directly affected by the state of the economy. While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the current global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy. As a result, the current global recession has had a disproportionately negative impact on us and our recent financial results.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook” and the “Retirement Plans” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in FedEx’s and our press releases and other Securities and Exchange Commission filings.
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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.
The effectiveness of our internal control over financial reporting as of May 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2009 and 2008, and related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2009 of Federal Express Corporation and our report dated July 10, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective May 31, 2007 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2009

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$360	$298
Receivables, less allowances of $80 and $69	1,162	1,619
Spare parts, supplies and fuel, less allowances of $175 and $163	294	352
Deferred income taxes	355	392
Due from parent company and other FedEx subsidiaries	841	532
Prepaid expenses and other	82	112

Total current assets	3,094	3,305

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	10,118	10,165
Package handling and ground support equipment	2,214	2,106
Vehicles	1,729	1,777
Computer and electronic equipment	751	731
Facilities and other	3,390	3,329

	18,202	18,108
Less accumulated depreciation and amortization	9,840	9,588

Net property and equipment	8,362	8,520

OTHER LONG-TERM ASSETS
Goodwill	903	936
Other assets	947	696

Total other long-term assets	1,850	1,632

	$13,306	$13,457

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2009	2008
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$153	$1
Accrued salaries and employee benefits	646	730
Accounts payable	835	1,505
Accrued expenses	1,029	954
Due to parent company and other FedEx subsidiaries	144	369

Total current liabilities	2,807	3,559

LONG-TERM DEBT, LESS CURRENT PORTION	667	744

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,185	941
Pension, postretirement healthcare and other benefit obligations	596	669
Self-insurance accruals	607	575
Deferred lease obligations	725	606
Deferred gains, principally related to aircraft transactions	286	313
Other liabilities	114	136

Total other long-term liabilities	3,513	3,240

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	492	476
Retained earnings	5,689	5,273
Accumulated other comprehensive income	138	165

Total owner’s equity	6,319	5,914

	$13,306	$13,457

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2009	2008	2007
REVENUES	$22,167	$24,246	$22,527

OPERATING EXPENSES:
Salaries and employee benefits	8,031	8,262	8,051
Purchased transportation	1,063	1,194	1,097
Rentals and landing fees	1,598	1,658	1,598
Depreciation and amortization	952	933	845
Fuel	3,281	3,785	2,946
Maintenance and repairs	1,348	1,508	1,440
Impairment and other charges	258	—	—
Intercompany charges	2,093	2,129	2,076
Other	2,778	2,920	2,561

	21,402	22,389	20,614

OPERATING INCOME	765	1,857	1,913

OTHER INCOME (EXPENSE):
Interest expense	(4)	(19)	(40)
Interest income	8	171	213
Other, net	(37)	(163)	(102)

	(33)	(11)	71

INCOME BEFORE INCOME TAXES	732	1,846	1,984

PROVISION FOR INCOME TAXES	301	721	733

NET INCOME	$431	$1,125	$1,251

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net income	$431	$1,125	$1,251
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	952	933	845
Provision for uncollectible accounts	116	87	80
Deferred income taxes and other noncash items	259	237	(59)
Noncash impairment charges	199	—	—
Changes in operating assets and liabilities:
Receivables	316	(175)	1,446
Other current assets	(248)	(188)	(476)
Accounts payable and other liabilities	(603)	226	(132)
Other, net	(34)	(60)	(1)

Cash provided by operating activities	1,388	2,185	2,954

INVESTING ACTIVITIES
Capital expenditures	(1,345)	(1,709)	(1,667)
Proceeds from asset dispositions and other	53	28	25
Business acquisitions, net of cash acquired	(3)	(4)	(347)
Collection on loan to parent company	—	4,225	—

Cash (used in) provided by investing activities	(1,295)	2,540	(1,989)

FINANCING ACTIVITIES
Principal payments on debt	(1)	(88)	(147)
Payment on loan from parent company	(17)	—	—
Net payments to parent company	—	(392)	(783)
Dividend paid to parent company	—	(4,225)	—

Cash used in financing activities	(18)	(4,705)	(930)

CASH AND CASH EQUIVALENTS

Effect of exchange rate changes on cash	(13)	21	5
Net increase in cash and cash equivalents	62	41	40
Cash and cash equivalents at beginning of period	298	257	217

Cash and cash equivalents at end of period	$360	$298	$257

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Capital	Earnings	Income (Loss)	Owner’s Equity

Balance at May 31, 2006	$—	$298	$7,122	$12	$7,432
Net income	—	—	1,251	—	1,251
Foreign currency translation adjustment, net of tax of $6	—	—	—	27	27
Minimum pension liability adjustment, net of tax of $3	—	—	—	(11)	(11)

Total comprehensive income					1,267

Retirement plans liability adjustment in connection with the adoption of SFAS 158, net of tax of $14	—	—	—	20	20
Contribution by parent company of acquisition of ANC Holdings Ltd.	—	198	—	—	198
Dividend to parent company associated with the formation of FCIS	—	(12)	—	—	(12)

Balance at May 31, 2007	—	484	8,373	48	8,905

Net income			1,125		1,125
Foreign currency translation adjustment, net of tax of $13	—	—	—	97	97
Retirement plans liability adjustments, net of tax of $6	—	—	—	20	20

Total comprehensive income					1,242

Dividends to parent company	—	(8)	(4,225)	—	(4,233)

Balance at May 31, 2008	—	476	5,273	165	5,914

Adjustment to opening balances for SFAS 158 measurement date transition, net of deferred tax benefit of $8 and deferred tax expense of $7, respectively	—	—	(15)	11	(4)

Balance at June 1, 2008	—	476	5,258	176	5,910
Net income	—	—	431	—	431
Foreign currency translation adjustment, net of tax of $25	—	—	—	(106)	(106)
Retirement plans liability adjustments, net of tax of $39	—	—	—	68	68

Total comprehensive income					393

Contribution by parent company	—	16	—	—	16

Balance at May 31, 2009	$—	$492	$5,689	$138	$6,319

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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2009 or ended May 31 of the year referenced.
PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx Express and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.
REVENUE RECOGNITION. Revenue is recognized upon delivery of shipments. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.
Certain of our revenue-producing transactions are subject to taxes assessed by governmental authorities, such as sales tax. We present these revenues net of tax.
ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.0 billion at May 31, 2009 and $1.4 billion at May 31, 2008.
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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $88 million in 2009, $110 million in 2008 and $91 million in 2007. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.
CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts are reported at weighted-average cost. Supplies and fuel are reported at average cost, which approximates actual cost on a first-in, first-out basis. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change.
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
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2009	2008
Wide-body aircraft and related equipment	15 to 25 years	$5,139	$5,550
Narrow-body and feeder aircraft and related equipment	5 to 15 years	709	452
Package handling and ground support equipment	5 to 30 years	515	461
Vehicles	5 to 10 years	365	422
Computer and electronic equipment	3 to 10 years	156	163
Facilities and other	2 to 30 years	1,478	1,472
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $934 million in 2009, $911 million in 2008 and $834 million in 2007. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $58 million in 2009, $46 million in 2008 and $32 million in 2007.
IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. We operate an integrated transportation network, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level, for our analysis of impairment.
During the fourth quarter of 2009, we recorded $199 million in property and equipment impairment charges. These charges are primarily related to our fourth quarter decision to permanently remove from service 10 Airbus A310-200 aircraft and four Boeing MD10-10 aircraft that we own, along with certain excess aircraft engines. This decision resulted in an impairment charge of $191 million, which was recorded in the fourth quarter of 2009. A limited amount of our total aircraft capacity remains temporarily grounded because of network overcapacity due to the current economic environment. There were no material property and equipment impairment charges recognized in 2008 or 2007.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans. We generally do not fund defined benefit plans when such funding provides no current tax deduction or when such funding would be deemed current compensation to plan participants.
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
GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment by comparing the fair value with carrying value. Fair value is determined using an income approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.
INTANGIBLE ASSETS. Intangible assets include technology assets and contract-based intangibles acquired in business combinations. Intangible assets are amortized over periods ranging from 2 to 15 years on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized.
INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.
On June 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The cumulative effect of adoption was immaterial. We follow FIN 48 guidance to record uncertainties and judgments in the application of complex tax regulations.

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
LEASES. We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage principally related to aircraft leases. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.
DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains are related to aircraft transactions.
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in caption “Other, net” in the accompanying statements of income. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $46 million at May 31, 2009, $151 million at May 31, 2008 and $55 million at May 31, 2007.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who represent a small percentage of our total employees, are employed under a collective bargaining agreement. During the second quarter of 2007, the pilots ratified a new four-year labor contract that included signing bonuses and other upfront compensation of $143 million, as well as pay increases and other benefit enhancements. These costs were partially mitigated by reductions in the variable incentive compensation of our other employees.

STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. We recognize compensation expense for stock-based awards under the provisions of SFAS 123R, “Share-Based Payment,” and related interpretations. SFAS 123R requires recognition of compensation expense for stock-based awards using a fair value method. We adopted SFAS 123R in 2007 using the modified prospective method, which resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments based on the fair value on the original grant date.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $30 million in 2009, $29 million in 2008 and $28 million in 2007.
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
On June 1, 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. Therefore, the adoption of SFAS 157 had no impact on our financial statements at June 1, 2008.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards are effective for us beginning June 1, 2009 (fiscal 2010) and are applicable only to transactions occurring after the effective date.
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB will be effective for our first quarter of fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard will require us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard will be effective for our first quarter of fiscal year 2010.
NOTE 3: BUSINESS COMBINATIONS
During 2007, the following acquisitions were made:

			Purchase Price
Business Acquired	Rebranded	Date Acquired	(in millions)
ANC Holdings Ltd.	FedEx U.K.	December 16, 2006	$241
Tianjin Datian W. Group Co., Ltd. (“DTW Group”)	N/A	March 1, 2007	427
These acquisitions expanded our portfolio of services to include domestic services in the United Kingdom and China. These acquisitions were not material to our results of operations or financial condition. The portion of the purchase price allocated to goodwill and other identified intangible assets for the FedEx U.K. and DTW Group acquisitions will be deductible for U.S. tax purposes over 15 years. During 2009, 2008 and 2007, we also made other immaterial acquisitions that are not presented in the table above.
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

NOTE 4: GOODWILL AND INTANGIBLES
The carrying amount of goodwill and changes therein follows (in millions):

		Purchase		Purchase
		Adjustments		Adjustments
	May 31, 2007	and Other (1)	May 31, 2008	and Other (1)	May 31, 2009

Goodwill	$901	$35	$936	$(33)	$903

(1)	Primarily currency translation adjustments.
The components of our identifiable intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2009			May 31, 2008
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$52	$(28)	$24	$51	$(14)	$37
Contract related	73	(66)	7	73	(62)	11
Technology related and other	19	(17)	2	19	(10)	9

	$144	$(111)	$33	$143	$(86)	$57

Amortization expense for intangible assets was $25 million in 2009, $22 million in 2008 and $12 million in 2007. Estimated amortization expense for the next five years is as follows (in millions):

2010	$13
2011	6
2012	4
2013	3
2014	2
NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2009	2008
Accrued Salaries and Employee Benefits
Salaries	$137	$123
Employee benefits, including variable compensation	97	199
Compensated absences	412	408

	$646	$730

Accrued Expenses
Self-insurance accruals	$374	$360
Taxes other than income taxes	265	275
Other	390	319

	$1,029	$954

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts) were as follows (in millions):

	May 31,
	2009	2008

Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.60%, due in 2098	239	239

	539	539

Capital lease obligations	281	206

	820	745
Less current portion	153	1

	$667	$744

Scheduled annual principal maturities of debt, exclusive of capital leases, for the five years subsequent to May 31, 2009, are as follows (in millions):

2010	$—
2011	—
2012	—
2013	300
2014	—
Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $539 million at May 31, 2009 and 2008, compared with estimated fair values of $560 million at May 31, 2009 and $590 million at May 31, 2008. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2009 of $419 million issued on our behalf by FedEx. These instruments are generally required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.
Our capital lease obligations include leases for aircraft and facilities. Our facility leases include leases that guarantee repayment of certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreement.
NOTE 7: LEASES
We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2040. We leased 13% of our total aircraft fleet under capital or operating leases as of May 31, 2009, compared with 14% as of May 31, 2008. In addition, supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2009	2008

Aircraft	$50	$—
Package handling and ground support equipment	165	165
Vehicles	17	20
Other, principally facilities	130	133

	362	318
Less accumulated amortization	293	283

	$69	$35

Rent expense under operating leases was as follows (in millions):

	For years ended May 31,
	2009	2008	2007

Minimum rentals	$1,252	$1,261	$1,226
Contingent rentals (1)	143	182	171

	$1,395	$1,443	$1,397

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total
	Leases	Equipment	Other	Operating Leases

2010	$162	$512	$598	$1,110
2011	18	526	519	1,045
2012	6	504	456	960
2013	118	499	403	902
2014	—	472	350	822
Thereafter	—	2,458	3,239	5,697

Total	$304	$4,971	$5,565	$10,536

Less amount representing interest	24

Present value of net minimum lease payments	$280

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2009 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
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

NOTE 8: INCOME TAXES
Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2009	2008	2007

Current provision (benefit)
Domestic:
Federal	$(150)	$223	$493
State and local	(17)	26	33
Foreign	208	235	164

	41	484	690

Deferred provision
Domestic:
Federal	241	186	5
State and local	14	20	4
Foreign	5	31	34

	260	237	43

	$301	$721	$733

Pretax earnings of foreign operations for 2009, 2008 and 2007 were approximately $139 million, $801 million and $622 million, respectively, which represents only a portion of total results associated with international shipments.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2009	2008	2007

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Allocation of FedEx Office operating costs	5.3	2.5	—
State and local income taxes, net of federal benefit (tax)	(0.3)	1.5	1.2
Other, net	1.1	0.1	0.7

Effective tax rate	41.1%	39.1%	36.9%

Our effective tax rate in 2009 was negatively impacted by lower pre-tax income. The 2008 tax rate was negatively impacted by intercompany charges from FedEx Office and Print Services, Inc. (“FedEx Office”). The 2007 tax rate was favorably impacted by the conclusion of various state and federal tax audits and appeals. The 2007 rate reduction was partially offset by tax charges incurred as a result of a reorganization in Asia associated with our acquisition in China, as described in Note 3.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2009		2008
	Deferred	Deferred	Deferred	Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Property, equipment, leases and intangibles	$344	$1,342	$281	$1,220
Employee benefits	306	37	327	38
Self-insurance accruals	293	—	275	—
Other	357	757	351	538
Net operating loss/credit carryforwards	74	—	89	—
Valuation allowances	(68)	—	(76)	—

	$1,306	$2,136	$1,247	$1,796

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2009	2008

Current deferred tax asset	$355	$392
Noncurrent deferred tax liability	(1,185)	(941)

	$(830)	$(549)

We have $267 million of net operating loss carryovers in various foreign jurisdictions. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2010. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $175 million in 2009 and $131 million in 2008. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are deemed to be permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion, if not all, of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
Our liability for income taxes under FIN 48 totaled $52 million at May 31, 2009, and $73 million at May 31, 2008. The balance of accrued interest and penalties was $15 million on May 31, 2009, and $19 million on May 31, 2008. Total interest and penalties included in our statement of operations are immaterial. The liability recorded includes $36 million at May 31, 2009, and $56 million at May 31, 2008, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.
We file income tax returns (together with our parent in certain cases) in the U.S., various states and various foreign jurisdictions. During 2009, the Internal Revenue Service completed its audit of FedEx’s consolidated U.S. income tax returns for the 2004 through 2006 tax years. The completion of the audit did not have a material impact on our consolidated financial statements. We, along with FedEx, are no longer subject to U.S. federal income tax examination for years through 2006 except for specific U.S. federal income tax positions that are in various stages of appeal and/or litigation. No resolution date can be reasonably estimated at this time for these appeals and litigation, but their resolution is not expected to have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at June 1, 2007	$59
Increases for tax positions taken in the current year	10
Increases for tax positions taken in prior years	13
Decreases for tax positions taken in prior years	(8)
Settlements	(1)

Balance at May 31, 2008	$73

Increases for tax positions taken in the current year	$1
Increases for tax positions taken in prior years	5
Decreases for tax positions taken in prior years	(24)
Settlements	(3)

Balance at May 31, 2009	$52

Included in the May 31, 2009 and May 31, 2008 balances are $7 million and $8 million of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion. It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for tax positions under FIN 48 includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our tax positions under FIN 48 will be material.
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
FedEx made significant changes to our retirement plans during 2008 and 2009. Beginning January 1, 2008, FedEx increased the annual company-matching contribution under the largest of our 401(k) plans covering most employees from a maximum of $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. As a temporary cost-control measure, FedEx suspended 401(k) company-matching contributions for a minimum of one year effective February 1, 2009.

Effective May 31, 2008, benefits previously accrued under the FedEx primary pension plans using a traditional pension benefit formula (based on average earnings and years of service) were capped for most employees, and those benefits will be payable beginning at retirement. Effective June 1, 2008, future pension benefits for most employees began to be accrued under a cash balance formula we call the Portable Pension Account. These changes did not affect the benefits of previously retired and terminated vested participants. In addition, these pension plans were modified to accelerate vesting from five years to three years for most participants.
Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Under the tax-qualified plans, the pension benefit is payable as a lump sum or an annuity at retirement at the election of the employee. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate will vary from year to year based on the selected U.S. Treasury index, with an interest rate equal to the greater of 4% or the one-year Treasury Constant Maturities rate plus 1%, but not greater than a rate based on the larger of the average 30-year Treasury note or the applicable provisions of the Internal Revenue Code.
A summary of our retirement plans costs over the past three years is as follows (in millions):

	2009	2008	2007
Pension plans sponsored by FedEx	$48	$159	$308
Other U.S. domestic and international pension plans	36	34	26
U.S. domestic and international defined contribution plans	161	135	104
Postretirement healthcare plans	47	66	46

	$292	$394	$484

The reduction in pension costs for plans sponsored by FedEx from 2008 to 2009 was attributable to a significantly higher discount rate used to determine our 2009 expense. Decreases in pension costs for plans sponsored by FedEx from 2007 to 2008 are primarily the result of the plan changes discussed above.
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
Our employees comprise more than 76% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2009. Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2009	2008
Projected benefit obligation (“PBO”)	$10,126	$10,684
Fair value of plan assets	10,437	11,497

Funded status	$311	$813

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2009	2008	2007

Discount rate used to determine benefit obligation (1)	7.68%	6.96%	6.01%
Discount rate used to determine net periodic benefit cost	7.15	6.01	5.91
Rate of increase in future compensation levels used to determine benefit obligation	4.42	4.51	4.47
Rate of increase in future compensation levels used to determine net periodic benefit cost (2)	4.49	4.47	3.46
Expected long-term rate of return on assets	8.50	8.50	9.10

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their net present value.

(2)	Average future salary increases based on age and years of service.
Beginning in 2009, we use a measurement date of May 31 for all pension and postretirement healthcare plans. Prior to 2009, our measurement date was February 28 (February 29 in 2008). The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the asset classes and the economic and capital market environments updated for current conditions.
We incurred a net periodic benefit cost of $30 million in 2009, $142 million in 2008 and $296 million in 2007, for our participation in the FedEx Plan. The reduction from 2008 to 2009 was attributable to a significantly higher discount rate used to determine our 2009 expense, and the reduction from 2007 to 2008 was primarily the result of the plan changes discussed above. This expense is included in the salaries and employee benefits caption in the accompanying statements of income.
Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 38% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $277 million at May 31, 2009 and $291 million at May 31, 2008 and PBOs aggregating approximately $278 million at May 31, 2009 and $294 million at May 31, 2008 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.
DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan as noted above. Pilots are covered under a 401(a) money purchase plan. Expense under these plans was $161 million in 2009, $135 million in 2008 and $104 million in 2007. Effective October 30, 2007, we increased the company contributions to the pilots’ money purchase plan from 6% to 7% of eligible compensation subject to 401(a)(17) annual limits.
FEDEX EXPRESS SPONSORED RETIREMENT PLANS
PENSION PLANS. We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in accordance with local practice and local laws. For the plans sponsored by us, our assets are primarily invested in equities (approximately 54%) with the remainder in fixed income and other securities. The actual asset allocations approximate the target allocations.

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
RECENT ACCOUNTING PRONOUNCEMENT. As discussed in Note 1, we adopted the recognition and disclosure provisions of SFAS 158 on May 31, 2007. The adoption of SFAS 158 required recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO of the plan. Upon adoption of SFAS 158, we recognized liabilities of $652 million for our underfunded plans in our balance sheet at May 31, 2007. We recognized an adjustment of $16 million to the ending balance of AOCI in owner’s equity, net of tax, for previously unrecognized net actuarial losses, prior service costs and transition obligations and eliminated the minimum pension liability balance of $45 million and intangible assets of $2 million related to our plans that had been recorded prior to adoption. The adoption of SFAS 158 did not affect our operating results in the current period and will not have any effect on operating results in future periods.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision of SFAS 158 using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI. Our actuarial gains resulted primarily from a 32-basis-point increase in the discount rate for our postretirement healthcare plan at June 1, 2008.

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2009 and a statement of the funded status as of May 31, 2009 and 2008 (in millions):

	Pension Plans (1)		Postretirement Healthcare Plans (1)
	2009	2008	2009	2008

Accumulated Benefit Obligation (“ABO”)	$328	$366

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO / APBO at the beginning of year	$463	$416	$418	$452
Adjustments due to change in measurement date
Service cost plus interest cost during gap period	11	—	13	—
Additional experience during gap period	4	—	(15)	—
Changes due to gap period cash flow	(4)	—	(5)	—
Service cost	22	23	25	28
Interest cost	21	21	28	27
Actuarial loss (gain)	(64)	2	(78)	(46)
Benefits paid	(17)	(16)	(41)	(39)
Settlements	(2)	(1)	—	(23)
Amendments	—	—	—	—
Participant contributions	1	2	20	19
Other	(19)	16	—	—

PBO / APBO at the end of year	$416	$463	$365	$418

Change in Plan Assets
Fair value of plan assets at beginning of year	$218	$207	$—	$—
Adjustments due to change in measurement date
Additional experience during gap period	7	—	—	—
Changes due to gap period cash flow	(4)	—	—	—
Actual return on plan assets	(31)	(6)	—	—
Company contributions	37	31	21	63
Benefits paid	(17)	(16)	(41)	(39)
Other	(6)	2	20	(24)

Fair value of plan assets at end of year	$204	$218	$—	$—

Funded Status of the Plans	$(212)	$(245)	$(365)	$(418)
Employer contributions after measurement date	—	8	—	5

Net amount recognized	$(212)	$(237)	$(365)	$(413)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(5)	$(7)	$(24)	$(27)
Noncurrent pension, postretirement healthcare and other benefit obligations	(207)	(230)	(341)	(386)

Net amount recognized	$(212)	$(237)	$(365)	$(413)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain) and other	$69	$113	$(209)	$(123)
Prior service cost	3	3	2	3

Total	$72	$116	$(207)	$(120)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$4	$6	$(10)	$(6)
Prior service cost	—	1	—	—

Total	$4	$7	$(10)	$(6)

(1)	The measurement date for 2009 is May 31, 2009, and the measurement date for 2008 is February 29, 2008.

The following table, provided under the requirements of SFAS 158, presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. At May 31, 2009 and 2008, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of
	Plan Assets
	2009	2008
Pension Benefits
Fair Value of Plan Assets	$204	$218
PBO	(416)	(463)

Net funded status	$(212)	$(245)

	ABO Exceeds the Fair Value of
	Plan Assets
	2009	2008
Pension Benefits
ABO (1)	$(288)	$(365)

Fair Value of Plan Assets	$154	$217
PBO	(361)	(462)

Net funded status	$(207)	$(245)

(1)	ABO not used in determination of funded status.
The APBO exceeds plan assets for our postretirement healthcare plan, as the plan is not funded.
In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2009	2008	2007	2009	2008	2007
Service cost	$22	$23	$17	$25	$28	$25
Interest cost	21	21	16	28	27	24
Expected return on plan assets	(14)	(15)	(10)	—	—	—
Recognized actuarial losses (gains) and other	7	5	3	(6)	11	(3)

Net periodic benefit cost	$36	$34	$26	$47	$66	$46

Amounts recognized in other comprehensive income (“OCI”) were as follows (in millions):

	2009				2008
			Postretirement				Postretirement
	Pension Plans		Healthcare Plans		Pension Plans		Healthcare Plans
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
	amount	amount	amount	amount	amount	amount	amount	amount
Net gain (loss) and other, arising during period	$(19)	$(13)	$(91)	$(59)	$22	$10	$(52)	$(36)
Gain from settlements and curtailments	2	1	—	—	—	—	6	6
Amortizations:
Actuarial (losses) gains and other	(5)	(3)	6	6	(5)	(3)	3	3

Total recognized in OCI	$(22)	$(15)	$(85)	$(53)	$17	$7	$(43)	$(27)

Weighted-average actuarial assumptions for the plans sponsored by us are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2009	2008	2007	2009	2008	2007
Discount rate used to determine benefit obligation (1)	5.70%	5.14%	5.01%	7.27%	6.81%	6.08%
Discount rate used to determine net periodic benefit cost	5.16	5.01	4.86	7.13	6.08	6.08
Rate of increase in future compensation levels used to determine benefit obligation	3.86	4.55	4.28	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost (2)	4.59	4.28	3.47	—	—	—
Expected long-term rate of return on assets (3)	7.16	6.73	5.83	—	—	—

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their net present value.

(2)	Average future salary increases based on age and years of service.

(3)	The expected future long-term rate of earnings on plan assets.
Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans

2010	$14	$24
2011	16	25
2012	16	26
2013	18	27
2014	18	27
2015-2019	113	158
We expect to make pension plan contributions in 2010 approximating $29 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 9% during 2010, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7% during 2010, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2009 or 2009 benefit expense because the level of these benefits is capped.
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

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2009	2008	2007
REVENUE BY SERVICE TYPE
Package:
U.S. overnight box	$6,074	$6,578	$6,485
U.S. overnight envelope	1,855	2,012	1,990
U.S. deferred	2,789	2,995	2,883

Total domestic package revenue	10,718	11,585	11,358
International Priority (IP)	6,978	7,666	6,722
International domestic (1)	565	663	370

Total package revenue	18,261	19,914	18,450

Freight:
U.S.	2,165	2,398	2,412
International priority freight	1,104	1,243	1,045
International airfreight	369	406	394

Total freight revenue	3,638	4,047	3,851
Other	268	285	226

	$22,167	$24,246	$22,527

GEOGRAPHICAL INFORMATION (2)
Revenues:
U.S.	$12,903	$14,009	$13,790
International	9,264	10,237	8,737

	$22,167	$24,246	$22,527

Noncurrent assets:
U.S.	$6,702	$6,764	$10,003
International	3,510	3,388	3,113

	$10,212	$10,152	$13,116

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China and India. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2009	2008	2007

Interest (net of capitalized interest)	$5	$19	$41
Income taxes (primarily paid to parent)	108	450	708
NOTE 12: GUARANTEES AND INDEMNIFICATIONS
In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business, we may provide routine guarantees or indemnifications (e.g., environmental, fuel tax and software infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result, the overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no amounts have been recognized in our financial statements for the underlying fair value of these obligations.
We provide guarantees on certain FedEx unsecured debt instruments aggregating $1.7 billion at May 31, 2009, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2009, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $755 million in principal of these bonds (with total future principal and interest payments of $1.0 billion as of May 31, 2009) through these leases. Of the $755 million bond principal guaranteed, $204 million was included in capital lease obligations in our balance sheet at May 31, 2009. The remaining $551 million has been accounted for as operating leases.

NOTE 13: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2009 were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2010	$710	$254	$19	$983
2011	765	26	11	802
2012	527	—	10	537
2013	425	—	8	433
2014	466	—	8	474
Thereafter	1,924	—	90	2,014

(1)	Our obligation to purchase 15 of these aircraft (B777Fs) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotion contracts.
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
In December 2008, we reached an agreement with Boeing to defer the delivery of certain Boeing B777 Freighter (“B777F”) aircraft by up to 17 months. The rescheduled delivery dates have been reflected in the table above. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft and obtained an option to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
Deposits and progress payments of $544 million have been made toward aircraft purchases, options to purchase additional aircraft and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Our primary aircraft purchase commitments include the B757 in passenger configuration, which will require additional costs to modify for cargo transport, and the new B777F aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above.

Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2009, with the year of expected delivery:

	B757	B777F	MD11	Total

2010	12	4	2	18
2011	16	4	—	20
2012	8	3	—	11
2013	—	3	—	3
2014	—	3	—	3
Thereafter	—	13	—	13

Total	36	30	2	68

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
In April 2009, in one of these wage-and-hour cases, Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of our couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that we violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. We have asked the U.S. Court of Appeals for the Ninth Circuit to accept an appeal of the class certification ruling.
This class certification ruling does not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
NOTE 15: PARENT/AFFILIATE TRANSACTIONS
Affiliate company balances that are currently receivable or payable relate either to charges for services provided to or by other FedEx affiliates, which are settled on a monthly basis, or the net activity from participation in FedEx’s consolidated cash management program. In addition, we are allocated net interest on these amounts at market rates.
During 2008, our receivable from FedEx of approximately $4.2 billion was paid. In addition, during the fourth quarter of 2008, we paid a cash dividend of approximately $4.2 billion to FedEx. This dividend is included in our consolidated statements of cash flows in financing activities.
Effective June 1, 2006, the credit, collections and customer service functions with responsibility for our customer information were moved from us into FCIS. The costs of providing these customer service functions are allocated back to us.

We maintain an accounts receivable arrangement with FCIS. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.0 billion at May 31, 2009 and $1.4 billion at May 31, 2008.
The costs of FedEx Services are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.
During the first quarter of 2008, FedEx revised its reportable segments as a result of an internal reorganization of FedEx Office, formerly FedEx Kinko’s. As a result, FedEx Office is part of the FedEx Services segment and the FedEx Services segment is a reportable segment. FedEx Office provides retail access to our customers, and as such, a portion of FedEx Office’s net operating results are allocated to us and included in the expense line “Intercompany charges.” We believe the total amounts allocated reasonably reflect the cost of providing these functions. Prior year amounts have not been reclassified to conform to the current year presentation, as the financial results are materially comparable.
NOTE 16: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

2009 (1)
Revenues	$6,360	$6,040	$5,010	$4,757
Operating income	334	527	45	(141)
Net income	197	327	(1)	(92)

2008
Revenues	$5,851	$5,993	$6,090	$6,312
Operating income	509	516	417	415
Net income	310	306	249	260

(1)	Operating expenses for the fourth quarter of 2009 include a charge of $258 million primarily related to aircraft-related asset impairments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $560 million at May 31, 2009 and $590 million at May 31, 2008. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $12 million as of May 31, 2009 and $19 million as of May 31, 2008. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The distribution of our foreign currency denominated transactions is such that foreign currency declines in some areas of the world are often offset by foreign currency gains in other areas of the world. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2009, operating income was negatively impacted due to foreign currency fluctuations. During 2008, foreign currency fluctuations positively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2009, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of less than $1 million for 2010 (the comparable amount in the prior year was a decrease of $74 million, reflecting higher international revenue in 2008). This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
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
COMMODITY. While we have market risk for changes in the price of jet fuel, this risk is largely mitigated by our fuel surcharges because our fuel surcharges are closely linked to market prices for jet fuel. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings.
However, our fuel surcharges have a timing lag of six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate 2% before an adjustment to the fuel surcharge occurs. Accordingly, our operating income in a specific period may be significantly affected should the spot price of jet fuel suddenly change by a substantial amount or change by amounts that do not result in an adjustment in our fuel surcharges.
OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2009 and 2008, and for each of the three years in the period ended May 31, 2009, and have issued our report thereon dated July 10, 2009 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 10, 2009

SCHEDULE II
FEDERAL EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2009, 2008 AND 2007
(IN MILLIONS)

		ADDITIONS
	BALANCE	CHARGED	CHARGED				BALANCE
	AT	TO	TO				AT
	BEGINNING	COSTS AND	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts
2009	$27	$116	$—		$100	(a)	$43

2008	27	87	—		87	(a)	27

2007	52	80	—		105	(a)	27

Allowance for Revenue Adjustments
2009	$42	$—	$311	(b)	$316	(c)	$37

2008	34	—	345	(b)	337	(c)	42

2007	53	—	320	(b)	339	(c)	34

Inventory Valuation Allowance:

2009	$163	$15	$—		$3		$175

2008	156	10	—		3		163

2007	150	9	—		3		156

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

EXHIBIT 12
FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Years Ended May 31,
	2009	2008	2007	2006	2005

Earnings:
Income before income taxes	$732	$1,846	$1,984	$1,734	$1,305
Add back:
Interest expense, net of capitalized interest	4	19	40	54	73
Amortization of debt issuance costs	—	—	—	—	—
Portion of rent expense representative of interest factor	576	587	580	630	600

Earnings as adjusted	$1,312	$2,452	$2,604	$2,418	$1,978

Fixed Charges:
Interest expense, net of capitalized interest	$4	$19	$40	$54	$73
Capitalized interest	58	46	32	27	13
Amortization of debt issuance costs	—	—	—	—	—
Portion of rent expense representative of interest factor	576	587	580	630	600

	$638	$652	$652	$711	$686

Ratio of Earnings to Fixed Charges	2.1	3.8	4.0	3.4	2.9

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.14
Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.15
Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16
Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17
Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.18
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

10.19
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

10.20
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

10.21
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

10.22
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

10.23
Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24
Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

Financing Agreement

10.25
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

Exhibit
Number	Description of Exhibit

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 71 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-4