Form 10-Q
period 2009-08-31
FEDERAL EXPRESS CORP
filed 2009-09-18
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____  TO  _____
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of September 18, 2009 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2009	May 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$365	$360
Receivables, less allowances of $68 and $80	1,215	1,162
Spare parts, supplies and fuel, less allowances of $164 and $175	297	294
Deferred income taxes	355	355
Due from parent company and other FedEx subsidiaries	531	841
Prepaid expenses and other	63	82

Total current assets	2,826	3,094

PROPERTY AND EQUIPMENT, AT COST	18,534	18,202
Less accumulated depreciation and amortization	10,039	9,840

Net property and equipment	8,495	8,362

OTHER LONG-TERM ASSETS
Goodwill	973	903
Other assets	1,199	947

Total other long-term assets	2,172	1,850

	$13,493	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2009	May 31,
	(Unaudited)	2009
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$157	$153
Accrued salaries and employee benefits	671	646
Accounts payable	807	835
Accrued expenses	965	1,029
Due to parent company and other FedEx subsidiaries	118	144

Total current liabilities	2,718	2,807

LONG-TERM DEBT, LESS CURRENT PORTION	656	667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,242	1,185
Pension, postretirement healthcare and other benefit obligations	608	596
Self-insurance accruals	625	607
Deferred lease obligations	732	725
Deferred gains, principally related to aircraft transactions	280	286
Other liabilities	104	114

Total other long-term liabilities	3,591	3,513

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	492
Retained earnings	5,775	5,689
Accumulated other comprehensive income	145	138

Total owner’s equity	6,528	6,319

	$13,493	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2009	2008

REVENUES	$4,882	$6,360

OPERATING EXPENSES:
Salaries and employee benefits	1,999	2,080
Purchased transportation	247	318
Rentals and landing fees	381	413
Depreciation and amortization	250	237
Fuel	571	1,319
Maintenance and repairs	260	393
Intercompany charges, net	466	531
Other	608	735

	4,782	6,026

OPERATING INCOME	100	334

OTHER INCOME (EXPENSE):
Interest, net	6	(2)
Other, net	(20)	(3)

	(14)	(5)

INCOME BEFORE INCOME TAXES	86	329

PROVISION FOR INCOME TAXES	36	132

NET INCOME	$50	$197

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2009	2008

Operating Activities:
Net income	$50	$197
Noncash charges:
Depreciation and amortization	250	237
Other, net	40	57
Changes in operating assets and liabilities, net	286	(133)

Net cash provided by operating activities	626	358

Investing Activities:
Capital expenditures	(640)	(332)
Other	23	5

Net cash used in investing activities	(617)	(327)

Financing Activities:
Principal payments on debt	(8)	(1)

Net cash used in financing activities	(8)	(1)

Effect of exchange rate changes on cash	4	(10)

Net increase in cash and cash equivalents	5	20
Cash and cash equivalents at beginning of period	360	298

Cash and cash equivalents at end of period	$365	$318

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2009 and the results of our operations and cash flows for the three-month periods ended August 31, 2009 and 2008. Operating results for the three-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2010 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
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
Our total share-based compensation expense was $11 million for the three months ended August 31, 2009 and $9 million for the three months ended August 31, 2008. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $540 million compared with an estimated fair value of $635 million at August 31, 2009, and $539 million compared with an estimated fair value of $560 million at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
NEW ACCOUNTING PRONOUNCEMENTS. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On June 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of SFAS 157 had no impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards became effective for us beginning June 1, 2009 and had no impact on our financial statements.
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events, which for SEC registrants is the date we file our financial statements with the SEC. This standard became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of GAAP,” (“SFAS 168”), which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective beginning for periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our second quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2009	2008

Net income	$50	$197
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $8 in 2009 and $9 in 2008	9	(44)
Amortization of unrealized pension actuarial gains/losses, net of taxes of $1 in 2008	(2)	(1)

Comprehensive income	$57	$152

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2009.
Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2009	2008
Pension plans sponsored by FedEx	$39	$12
Other U.S. domestic and international pension plans	9	9
U.S. domestic and international defined contribution plans	22	52
Postretirement healthcare plans	9	12

	$79	$85

The increase in pension costs for the plans sponsored by FedEx for the three-month period ended August 31, 2009 reflects higher pension costs in 2010 due to the negative impact of market conditions on pension plan assets at the May 31, 2009 measurement date. This increase in pension costs was offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions, as described in our Annual Report.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2010 or 2009 to pension plans sponsored by us, and we do not expect to make material contributions in 2010.

(4) Commitments
As of August 31, 2009, our purchase commitments under various contracts for the remainder of 2010 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2010 (remainder)	$300	$197	$14	$511
2011	765	26	14	805
2012	527	—	13	540
2013	425	—	9	434
2014	466	—	7	473
Thereafter	1,924	—	91	2,015

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.
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
We had $762 million in deposits and progress payments as of August 31, 2009 (an increase of $218 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. Our primary aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport, and the new B777F aircraft. In addition, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.

The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2009, with the year of expected delivery:

	B757	B777F (1)	Total

2010 (remainder)	6	4	10
2011	16	4	20
2012	8	3	11
2013	—	3	3
2014	—	3	3
Thereafter	—	13	13

Total	30	30	60

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2010 (remainder)	$152	$402	$459	$861
2011	18	525	540	1,065
2012	6	504	473	977
2013	117	499	417	916
2014	—	473	362	835
Thereafter	—	2,459	3,315	5,774

Total	293	$4,862	$5,566	$10,428

Less amount representing interest	20

Present value of net minimum lease payments	$273

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

In April 2009, in one of these wage-and-hour cases, Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of our couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that we violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. We asked the U.S. Court of Appeals for the Ninth Circuit to accept a discretionary appeal of the class certification order, but the court refused to accept it at this time.
This class certification ruling does not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits.
ATA Airlines. ATA Airlines has sued us in Indiana federal court alleging that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA’s alleged damages include lost profits, aircraft acquisition costs and bankruptcy-related expenses. We have denied any liability and contend that ATA has suffered no damages. Discovery is ongoing, and given the preliminary status of the matter, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, we do not believe that any loss is probable.
Other. FedEx Express and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
(6) Parent/Affiliate Transactions
Affiliate company balances that are currently receivable or payable relate to charges for services provided to or by other FedEx affiliates, which are settled on a monthly basis or the net activity from participation in FedEx’s consolidated cash management program. In addition, we are allocated net interest on these amounts at market rates.
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.0 billion at August 31, 2009 and May 31, 2009.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing these functions.

(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the three-month periods ended August 31 (in millions):

	2009	2008
Cash payments for:
Interest (net of capitalized interest)	$11	$13

Income taxes	$47	94
Income tax refunds received (1)	(33)	(3)

Cash tax payments, net	$14	$91

(1)	Amount in the first quarter of 2010 is primarily related to amounts received from parent.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended August 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2009, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
September 18, 2009

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2009.
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides customer-facing sales, marketing, information technology and customer service support to us, our sister company FedEx Ground Package System, Inc. (“FedEx Ground”), and our other sister companies, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”).
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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2010 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2009	2008	Change
Revenues:
Package:
U.S. overnight box	$1,331	$1,711	(22)
U.S. overnight envelope	408	525	(22)
U.S. deferred	601	762	(21)

Total U.S. domestic package revenue	2,340	2,998	(22)

International Priority (IP)	1,594	2,044	(22)
International domestic (1)	134	170	(21)

Total package revenue	4,068	5,212	(22)
Freight:
U.S.	449	598	(25)
International priority freight	260	340	(24)
International airfreight	61	131	(53)

Total freight revenue	770	1,069	(28)		Percent of Revenue (2)
Other	44	79	(44)		2009	2008

Total revenues	4,882	6,360	(23)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	1,999	2,080	(4)		41.0	32.7
Purchased transportation	247	318	(22)		5.1	5.0
Rentals and landing fees	381	413	(8)		7.8	6.5
Depreciation and amortization	250	237	5		5.1	3.7
Fuel	571	1,319	(57)		11.7	20.7
Maintenance and repairs	260	393	(34)		5.3	6.2
Intercompany charges	466	531	(12)		9.5	8.3
Other	608	735	(17)		12.5	11.6

Total operating expenses	4,782	6,026	(21)		98.0	94.7

Operating income	$100	$334	(70)

Operating margin	2.0%	5.3%	(330	) bp

Other income (expense):
Interest, net	6	(2)	(400)
Other, net	(20)	(3)	567

	(14)	(5)	180

Income before income taxes	86	329	(74)

Provision for income taxes	36	132	(73)

Net income	$50	$197	(75)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

(2)	Due to the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, significant declines in volume due to economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expenses on a relative basis.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2009	2008	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,128	1,103	2
U.S. overnight envelope	617	629	(2)
U.S. deferred	823	828	(1)

Total U.S. domestic ADV	2,568	2,560	—

IP	475	495	(4)
International domestic (1)	293	307	(5)

Total ADV	3,336	3,362	(1)

Revenue per package (yield):
U.S. overnight box	$18.16	$24.24	(25)
U.S. overnight envelope	10.17	13.04	(22)
U.S. deferred	11.23	14.38	(22)
U.S. domestic composite	14.02	18.30	(23)
IP	51.61	64.54	(20)
International domestic (1)	7.05	8.63	(18)
Composite package yield	18.76	24.23	(23)

Freight Statistics
Average daily freight pounds:
U.S.	6,584	7,296	(10)
International priority freight	2,142	2,312	(7)
International airfreight	1,297	1,866	(30)

Total average daily freight pounds	10,023	11,474	(13)

Revenue per pound (yield):
U.S.	$1.05	$1.28	(18)
International priority freight	1.87	2.30	(19)
International airfreight	0.72	1.10	(35)
Composite freight yield	1.18	1.46	(19)

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.
Revenues
Our revenues decreased 23% in the first quarter of 2010 primarily due to lower yields driven by a decrease in fuel surcharges and a decrease in volumes in virtually all services as a result of the ongoing weak global economic conditions. During the first quarter of 2010, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions. While we acquired significant volumes from this competitor, these shipments were generally at lower weights and yields than our other volumes. The impact of one additional operating day partially offset the decline in revenue in the first quarter of 2010.

Lower fuel surcharges were the primary driver of decreased composite package and freight yield in the first quarter of 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 31.7% in the first quarter of 2009 and 3.3% in the first quarter of 2010. U.S. domestic package yield also declined during the first quarter of 2010 due to a lower rate per pound and lower package weights. In addition to lower fuel surcharges, IP and international domestic yield decreased during the first quarter of 2010 due to unfavorable exchange rates and lower weights and rates.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2009	2008

U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	28.00%
High	6.50	34.50
Weighted-average	3.29	31.67

International Fuel Surcharges:
Low	1.00	18.00
High	12.00	34.50
Weighted-average	7.30	25.26
On September 17, 2009, we announced a 5.9% average list price increase effective January 4, 2010 on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by 2%.
Operating Income
Our operating income and operating margin declined during the first quarter of 2010 as a result of significantly lower fuel surcharges (described below), a more competitive pricing environment and lower shipping volumes due to the continued weak global economy. During 2009, in response to weak business conditions, we implemented several actions to lower our cost structure, including base salary reductions for U.S. salaried personnel effective January 1, 2009, a suspension of 401(k) company-matching contributions effective February 1, 2009, and implementation of a hiring freeze. We took additional actions to align the size of our network to current demand levels, including permanently and temporarily grounding a limited number of aircraft due to excess capacity in the current economic environment. These actions included significant volume-related reductions in flight hours, resulting in lower fuel consumption and maintenance costs. Our cost-containment activities also included deferral of merit-based pay increases and stringent control over discretionary spending, such as travel, entertainment and professional fees. All of these actions partially mitigated the negative impact of lower fuel surcharge revenue and lower volumes on our results.
Fuel costs decreased 57% in the first quarter of 2010 due to decreases in the average price per gallon of fuel and fuel consumption. We experienced significant fuel price and fuel surcharge volatility in the first quarter of 2009, when fuel prices peaked at their historical highs before beginning to rapidly decrease. The change in our fuel surcharges lagged the price decrease, resulting in a benefit to operating income in the first quarter of 2009. In contrast, in the first quarter of 2010 fuel prices rose during the beginning of the quarter and then stabilized, with significantly less volatility than in the first quarter of 2009. Accordingly, based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in the first quarter of 2010. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services.
Purchased transportation costs decreased 22% in the first quarter of 2010 due to lower IP and international priority freight average daily volumes, which reduced the utilization of contract pickup-and-delivery services, and the strengthening of the U.S. dollar. Maintenance and repairs expense decreased 34% in the first quarter of 2010 primarily due to volume-related reductions in flight hours and the grounding of certain aircraft due to excess capacity in the current economic environment. Depreciation expense increased 5% primarily due to the addition of 16 aircraft into service since the first quarter of 2009.

Other Income and Income Taxes
Interest expense decreased during the first quarter of 2010 due to increased capitalized interest primarily related to progress payments on aircraft purchases. Other expense increased during the first quarter of 2010 primarily due to higher management fees.
Our effective tax rate was 41.9% for the first quarter of 2010, compared with 40.1% for the first quarter of 2009. The increase in the tax rate in the first quarter of 2010 was primarily due to lower pre-tax income. For 2010, we expect the effective tax rate to be between 40% and 42%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of August 31, 2009, there had been no material changes to our liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” from May 31, 2009. During the first quarter of 2010, the Internal Revenue Service commenced an audit of FedEx’s 2007 and 2008 U.S. income tax returns.
We file income tax returns in the U.S. and various U.S. states and foreign jurisdictions. It is reasonably possible that certain U.S. federal, U.S. state and foreign jurisdiction income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. An estimate of the range of the change cannot be made at this time. The expected impact of any changes would not be material to our consolidated financial statements.
Contractual Cash Obligations
Our primary aircraft purchase commitments include the Boeing 757 in passenger configuration, which will require additional costs to modify for cargo transport, and the new Boeing 777F (“B777F”) aircraft. In December 2008, we reached an agreement with Boeing to defer the delivery of certain B777F aircraft by up to 17 months. In addition, in January 2009, we exercised our option with Boeing to purchase an additional 15 B777F aircraft and obtained an option to purchase an additional 15 B777F aircraft. Our obligation to purchase these additional aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Accordingly, we have now agreed, subject to the above contractual condition, to purchase a total of 30 B777F aircraft and hold an option to purchase an additional 15 B777F aircraft.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting pronouncements are relevant to the readers of our financial statements.
On June 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of SFAS 157 had no impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions, including noncontrolling interests (previously referred to as minority interests). For example, these standards require the acquiring entity to recognize the full fair value of assets acquired and liabilities assumed in the transaction and require the expensing of most transaction and restructuring costs. Both standards became effective for us beginning June 1, 2009 and had no impact on our financial statements.
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This FSP will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events, which for Securities and Exchange Commission (“SEC”) registrants is the date we file our financial statements with the SEC. This standard became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of GAAP,” (“SFAS 168”), which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective beginning for periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our second quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.
FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security requirements, and tax, accounting, trade (such as protectionist measures enacted in response to the current weak economic conditions), labor (such as changes to the Railway Labor Act affecting our employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which can disrupt electrical service, damage our property, disrupt our operations, increase fuel costs and adversely affect shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations and the current volatility of credit markets;
•	credit losses from our customers’ inability or unwillingness to pay for previously provided services as a result of, among other things, weak economic conditions and tight credit markets; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FEDERAL EXPRESS CORPORATION
Date: September 18, 2009	/s/ J. RICK BATEMAN
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