Form 10-Q
period 2009-11-30
FEDERAL EXPRESS CORP
filed 2009-12-18
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of December 15, 2009 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2009	May 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$443	$360
Receivables, less allowances of $66 and $80	1,342	1,162
Spare parts, supplies and fuel, less allowances of $168 and $175	311	294
Deferred income taxes	355	355
Due from parent company and other FedEx subsidiaries	658	841
Prepaid expenses and other	55	82

Total current assets	3,164	3,094

PROPERTY AND EQUIPMENT, AT COST	19,065	18,202
Less accumulated depreciation and amortization	10,232	9,840

Net property and equipment	8,833	8,362

OTHER LONG-TERM ASSETS
Goodwill	976	903
Other assets	981	947

Total other long-term assets	1,957	1,850

	$13,954	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2009	May 31,
	(Unaudited)	2009
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$39	$153
Accrued salaries and employee benefits	757	646
Accounts payable	900	835
Accrued expenses	979	1,029
Due to other FedEx subsidiaries	134	144

Total current liabilities	2,809	2,807

LONG-TERM DEBT, LESS CURRENT PORTION	656	667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,333	1,185
Pension, postretirement healthcare and other benefit obligations	624	596
Self-insurance accruals	594	607
Deferred lease obligations	810	725
Deferred gains, principally related to aircraft transactions	274	286
Other liabilities	101	114

Total other long-term liabilities	3,736	3,513

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	609	492
Retained earnings	5,976	5,689
Accumulated other comprehensive income	168	138

Total owner’s equity	6,753	6,319

	$13,954	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

REVENUES	$5,235	$6,040	$10,117	$12,400

OPERATING EXPENSES:
Salaries and employee benefits	1,978	2,011	3,977	4,091
Purchased transportation	258	277	505	596
Rentals and landing fees	391	400	772	813
Depreciation and amortization	248	238	498	475
Fuel	637	954	1,208	2,272
Maintenance and repairs	266	380	526	773
Intercompany charges, net	464	529	930	1,061
Other	649	724	1,257	1,459

	4,891	5,513	9,673	11,540

OPERATING INCOME	344	527	444	860

OTHER INCOME (EXPENSE):
Interest, net	7	(1)	13	(3)
Other, net	(20)	2	(40)	—

	(13)	1	(27)	(3)

INCOME BEFORE INCOME TAXES	331	528	417	857

PROVISION FOR INCOME TAXES	130	201	166	333

NET INCOME	$201	$327	$251	$524

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2009	2008

Operating Activities:
Net income	$251	$524
Noncash charges:
Depreciation and amortization	498	475
Other, net	92	133
Changes in assets and liabilities, net	341	(325)

Net cash provided by operating activities	1,182	807

Investing Activities:
Capital expenditures	(1,014)	(753)
Other	27	8

Net cash used in investing activities	(987)	(745)

Financing Activities:
Principal payments on debt	(125)	(1)
Payment on loan from parent company	—	(17)

Net cash used in financing activities	(125)	(18)

Effect of exchange rate changes on cash	13	(26)
Net increase in cash and cash equivalents	83	18
Cash and cash equivalents at beginning of period	360	298

Cash and cash equivalents at end of period	$443	$316

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2009, the results of our operations for the three- and six-month periods ended November 30, 2009 and 2008 and cash flows for the six-month periods ended November 30, 2009 and 2008. Operating results for the three- and six-month periods ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.
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
Our total stock-based compensation expense was $6 million for the three months ended November 30, 2009 and $17 million for the six months ended November 30, 2009. Our total stock-based compensation expense was $7 million for the three months ended November 30, 2008 and $17 million for the six months ended November 30, 2008. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $540 million compared with an estimated fair value of $640 million at November 30, 2009, and $539 million compared with an estimated fair value of $560 million at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

On June 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements, which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of this new guidance had no impact on our financial statements.
In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires us to disclose the date through which we have evaluated subsequent events, which for SEC registrants is the date we file our financial statements with the SEC, and became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2009	2008

Net income	$201	$327
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $3 in 2009 and benefit of $22 in 2008	25	(123)
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2009	(2)	(1)

Comprehensive income	$224	$203

	Six Months Ended
	2009	2008

Net income	$251	$524
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $11 in 2009 and benefit of $30 in 2008	34	(166)
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2009 and $1 in 2008	(4)	(1)

Comprehensive income	$281	$357

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2009.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Pension plans sponsored by FedEx	$40	$12	$79	$24
Other U.S. domestic and international pension plans	9	10	18	19
U.S. domestic and international defined contribution plans	22	48	44	100
Postretirement healthcare plans	8	12	17	24

	$79	$82	$158	$167

The increase in pension costs for the plans sponsored by FedEx for the three- and six-month periods ended November 30, 2009 reflects the negative impact of market conditions on pension plan assets at the May 31, 2009 measurement date. This increase in pension costs was offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions, as described in our Annual Report.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first six months of 2010 or 2009 to pension plans sponsored by us, and we do not expect to make material contributions in 2010.
(4) Commitments
As of November 30, 2009, our purchase commitments under various contracts for the remainder of 2010 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft (1)	Related (2)	Other (3)	Total

2010 (remainder)	$123	$140	$18	$281
2011	776	30	27	833
2012	527	10	15	552
2013	425	19	11	455
2014	466	—	10	476
Thereafter	1,924	—	92	2,016

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.
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

We had $589 million in deposits and progress payments as of November 30, 2009 (an increase of $45 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Also, we have committed to modify our DC10 aircraft for two-man cockpit configurations. Future payments related to these activities are included in the table above. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2009, with the year of expected delivery:

	B757	B777F (1)	Total

2010 (remainder)	1	2	3
2011	17	4	21
2012	8	3	11
2013	—	3	3
2014	—	3	3
Thereafter	—	13	13

Total	26	28	54

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2009 is as follows (in millions):

		Operating Leases
	Capital	Aircraft and Related	Facilities and	Total Operating
	Leases	Equipment	Other	Leases

2010 (remainder)	$32	$364	$313	$677
2011	18	526	565	1,091
2012	6	504	498	1,002
2013	118	499	436	935
2014	—	472	377	849
Thereafter	—	2,458	3,460	5,918

Total	174	$4,823	$5,649	$10,472

Less amount representing interest	18

Present value of net minimum lease payments	$156

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
ATA Airlines. ATA Airlines has sued us in Indiana federal court alleging that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $106 million, including lost profits, aircraft acquisition costs and bankruptcy-related expenses. We have denied any liability and contend that ATA has suffered no damages. Trial is currently scheduled for April 2010, and we still do not believe that any loss is probable.
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
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our U.S. customers, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.1 billion at November 30, 2009 and $1.0 billion at May 31, 2009.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.

(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the six-month periods ended November 30 (in millions):

	2009	2008

Cash payments for:
Interest (net of capitalized interest)	$—	$8

Income taxes	$112	$246
Income tax refunds received	(69)	(4)

Cash tax payments, net	$43	$242

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2009 and 2008 and the condensed consolidated cash flows for the six-month periods ended November 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
December 18, 2009

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2009.
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
RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2009	2008	Change		2009	2008	Change
Revenues:
Package:
U.S. overnight box	$1,372	$1,619	(15)		$2,703	$3,330	(19)
U.S. overnight envelope	395	486	(19)		803	1,011	(21)
U.S. deferred	626	740	(15)		1,227	1,502	(18)

Total U.S. domestic package revenue	2,393	2,845	(16)		4,733	5,843	(19)

International Priority (IP)	1,763	1,930	(9)		3,357	3,974	(16)
International domestic (1)	151	158	(4)		285	328	(13)

Total package revenue	4,307	4,933	(13)		8,375	10,145	(17)
Freight:
U.S.	490	594	(18)		939	1,192	(21)
International priority freight	321	323	(1)		581	663	(12)
International airfreight	63	111	(43)		124	242	(49)

Total freight revenue	874	1,028	(15)		1,644	2,097	(22)
Other	54	79	(32)		98	158	(38)

Total revenues	5,235	6,040	(13)		10,117	12,400	(18)
Operating expenses:
Salaries and employee benefits	1,978	2,011	(2)		3,977	4,091	(3)
Purchased transportation	258	277	(7)		505	596	(15)
Rentals and landing fees	391	400	(2)		772	813	(5)
Depreciation and amortization	248	238	4		498	475	5
Fuel	637	954	(33)		1,208	2,272	(47)
Maintenance and repairs	266	380	(30)		526	773	(32)
Intercompany charges	464	529	(12)		930	1,061	(12)
Other	649	724	(10)		1,257	1,459	(14)

Total operating expenses	4,891	5,513	(11)		9,673	11,540	(16)

Operating income	$344	$527	(35)		$444	$860	(48)

Operating margin	6.6%	8.7%	(210	) bp	4.4%	6.9%	(250	) bp

Other income (expense):
Interest, net	7	(1)	NM		13	(3)	NM
Other, net	(20)	2	NM		(40)	—	NM

	(13)	1	NM		(27)	(3)	NM

Income before income taxes	331	528	(37)		417	857	(51)

Provision for income taxes	130	201	(35)		166	333	(50)

Net income	$201	$327	(39)		$251	$524	(52)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

	Percent of Revenue (1)		Percent of Revenue (1)
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2009	2008	2009	2008
Operating expenses:
Salaries and employee benefits	37.8%	33.3%	39.3%	33.0%
Purchased transportation	4.9	4.6	5.0	4.8
Rentals and landing fees	7.4	6.6	7.6	6.6
Depreciation and amortization	4.7	3.9	4.9	3.8
Fuel	12.2	15.8	12.0	18.3
Maintenance and repairs	5.1	6.3	5.2	6.2
Intercompany charges	8.9	8.8	9.2	8.6
Other	12.4	12.0	12.4	11.8

Total operating expenses	93.4	91.3	95.6	93.1

Operating income (margin)	6.6%	8.7%	4.4%	6.9%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2009	2008	Change	2009	2008	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,154	1,086	6	1,141	1,094	4
U.S. overnight envelope	606	611	(1)	611	621	(2)
U.S. deferred	858	832	3	840	830	1

Total U.S. domestic ADV	2,618	2,529	4	2,592	2,545	2

IP	529	500	6	502	497	1
International domestic (1)	338	311	9	315	309	2

Total ADV	3,485	3,340	4	3,409	3,351	2

Revenue per package (yield):
U.S. overnight box	$18.87	$23.66	(20)	$18.51	$23.96	(23)
U.S. overnight envelope	10.36	12.62	(18)	10.27	12.84	(20)
U.S. deferred	11.58	14.13	(18)	11.40	14.25	(20)
U.S. domestic composite	14.51	17.86	(19)	14.26	18.08	(21)
IP	52.88	61.30	(14)	52.27	62.93	(17)
International domestic (1)	7.09	8.06	(12)	7.07	8.34	(15)
Composite package yield	19.62	23.44	(16)	19.19	23.84	(20)

Freight Statistics
Average daily freight pounds:
U.S.	7,193	7,335	(2)	6,883	7,315	(6)
International priority freight	2,571	2,216	16	2,353	2,264	4
International airfreight	1,207	1,605	(25)	1,253	1,737	(28)

Total average daily freight pounds	10,971	11,156	(2)	10,489	11,316	(7)

Revenue per pound (yield):
U.S.	$1.08	$1.29	(16)	$1.07	$1.28	(16)
International priority freight	1.98	2.32	(15)	1.93	2.31	(16)
International airfreight	0.83	1.09	(24)	0.77	1.10	(30)
Composite freight yield	1.26	1.46	(14)	1.22	1.46	(16)

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

Revenues
Our revenues decreased 13% in the second quarter of 2010 and 18% in the first half of 2010 due to lower yields primarily driven by a decrease in fuel surcharges. As a result of modestly improved global economic conditions, yield decreases during the second quarter and first half of 2010 were partially offset by increased U.S. domestic package volume and IP volume, particularly from Asia and Latin America. In addition, the impact of one additional operating day partially offset the decline in revenue in the first half of 2010.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in the second quarter and first half of 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 6.35% in the second quarter of 2010 and 4.81% in the first half of 2010, compared with 29.95% in the second quarter of 2009 and 30.83% in the first half of 2009. U.S. domestic package yield also declined during the second quarter and first half of 2010 due to a lower rate per pound and lower package weights. In addition to lower fuel surcharges, IP and international domestic yields decreased during the second quarter and first half of 2010 due to lower rates, partially offset by favorable exchange rates in the second quarter of 2010.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

U.S. Domestic and Outbound Fuel Surcharge:
Low	5.50%	27.00%	1.00%	27.00%
High	7.50	34.50	7.50	34.50
Weighted-average	6.35	29.95	4.81	30.83

International Fuel Surcharges:
Low	5.50	17.00	1.00	17.00
High	12.50	34.50	12.50	34.50
Weighted-average	9.57	24.18	8.50	24.72
On September 17, 2009, we announced a 5.9% average list price increase effective January 4, 2010 on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of our fuel surcharge table was modified. In September 2008, we announced a 6.9% average list price increase effective January 5, 2009 on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income and operating margin declined during the second quarter and first half of 2010 as a result of significantly lower fuel surcharges (described above) and a more competitive pricing environment. Continued reductions in network operating costs driven by lower flight hours and improved route efficiencies as well as other actions to control spending partially mitigated the negative impact of lower fuel surcharges on our results. In addition, during the second quarter of 2010, plan design changes to a self-insurance program produced a benefit of $54 million from a remeasurement of the plan liabilities, but was largely offset by variable incentive compensation accruals.

Fuel costs decreased 33% in the second quarter of 2010 and 47% in the first half of 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact to operating income in the second quarter and first half of 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Purchased transportation costs decreased 7% in the second quarter of 2010 and 15% in the first half of 2010 due to lower utilization of third-party transportation providers (primarily in international locations). Maintenance and repairs expense decreased 30% in the second quarter of 2010 and 32% in the first half of 2010 primarily due to reductions in flight hours and the grounding of certain aircraft due to excess capacity in the current economic environment. Depreciation expense increased 4% in the second quarter of 2010 and 5% in the first half of 2010 primarily due to the addition of 16 new aircraft into service since the second quarter of 2009. Other operating expenses decreased 10% in the second quarter of 2010 and 14% in the first half of 2010 primarily due to actions to control spending.
Other Income and Income Taxes
Interest expense decreased during the second quarter and first half of 2010 primarily due to increased capitalized interest primarily related to progress payments on aircraft purchases. Other expense increased during the second quarter and first half of 2010 primarily due to higher management fees.
Our effective tax rate was 39.2% for the second quarter of 2010 and 39.7% for the first half of 2010, compared with 38.1% for the second quarter of 2009 and 38.9% for the first half of 2009. The rates in 2009 and 2010 were favorably impacted by the resolution of immaterial state and federal income tax matters during those periods. In addition, the 2010 rate was negatively impacted by lower pre-tax income. For the remainder of 2010, we expect the effective tax rate to be between 40% and 42%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of November 30, 2009, there had been no material changes to our liabilities for unrecognized tax benefits from May 31, 2009. The Internal Revenue Service is currently auditing FedEx’s 2007 and 2008 U.S. income tax returns.
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

NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
On June 1, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements, which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. On June 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of this new guidance had no impact on our financial statements.
In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our fiscal year ending May 31, 2010.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events, which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires us to disclose the date through which we have evaluated subsequent events, which for Securities and Exchange Commission (“SEC”) registrants is the date we file our financial statements with the SEC and became effective for our first quarter of fiscal year 2010. Events occurring after the date of the condensed consolidated balance sheet but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION
Date: December 18, 2009	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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