Form 10-Q
period 2010-02-28
FEDERAL EXPRESS CORP
filed 2010-03-19
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2010
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
Yes ☐     No ☑
The number of shares of common stock outstanding as of March 15, 2010 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2010	May 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$474	$360
Receivables, less allowances of $69 and $80	1,354	1,162
Spare parts, supplies and fuel, less allowances of $168 and $175	307	294
Deferred income taxes	356	355
Due from parent company and other FedEx subsidiaries	720	841
Prepaid expenses and other	75	82

Total current assets	3,286	3,094

PROPERTY AND EQUIPMENT, AT COST	19,322	18,202
Less accumulated depreciation and amortization	10,406	9,840

Net property and equipment	8,916	8,362

OTHER LONG-TERM ASSETS
Goodwill	969	903
Other assets	855	947

Total other long-term assets	1,824	1,850

	$14,026	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2010	May 31,
	(Unaudited)	2009
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$33	$153
Accrued salaries and employee benefits	677	646
Accounts payable	933	835
Accrued expenses	983	1,029
Due to other FedEx subsidiaries	132	144

Total current liabilities	2,758	2,807

LONG-TERM DEBT, LESS CURRENT PORTION	656	667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,448	1,185
Pension, postretirement healthcare and other benefit obligations	625	596
Self-insurance accruals	602	607
Deferred lease obligations	687	725
Deferred gains, principally related to aircraft transactions	272	286
Other liabilities	102	114

Total other long-term liabilities	3,736	3,513

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	492
Retained earnings	6,129	5,689
Accumulated other comprehensive income	139	138

Total owner’s equity	6,876	6,319

	$14,026	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

REVENUES	$5,365	$5,010	$15,482	$17,410

OPERATING EXPENSES:
Salaries and employee benefits	2,076	2,018	6,053	6,109
Purchased transportation	268	234	773	829
Rentals and landing fees	392	396	1,164	1,209
Depreciation and amortization	251	238	749	713
Fuel	695	550	1,903	2,823
Maintenance and repairs	260	318	786	1,091
Intercompany charges, net	490	528	1,420	1,588
Other	663	683	1,920	2,142

	5,095	4,965	14,768	16,504

OPERATING INCOME	270	45	714	906

OTHER INCOME (EXPENSE):
Interest, net	—	1	13	(2)
Other, net	(26)	(15)	(66)	(16)

	(26)	(14)	(53)	(18)

INCOME BEFORE INCOME TAXES	244	31	661	888

PROVISION FOR INCOME TAXES	91	32	257	365

NET INCOME (LOSS)	$153	$(1)	$404	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,
	2010	2009

Operating Activities:
Net income	$404	$523
Noncash charges:
Depreciation and amortization	749	713
Other, net	197	200
Changes in assets and liabilities, net	103	(315)

Net cash provided by operating activities	1,453	1,121

Investing Activities:
Capital expenditures	(1,237)	(1,086)
Other	25	10

Net cash used in investing activities	(1,212)	(1,076)

Financing Activities:
Principal payments on debt	(132)	(1)
Payment on loan from parent	—	(17)

Net cash used in financing activities	(132)	(18)

Effect of exchange rate changes on cash	5	(26)
Net increase in cash and cash equivalents	114	1
Cash and cash equivalents at beginning of period	360	298

Cash and cash equivalents at end of period	$474	$299

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2010, the results of our operations for the three- and nine-month periods ended February 28, 2010 and 2009 and cash flows for the nine-month periods ended February 28, 2010 and 2009. Operating results for the three- and nine-month periods ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.
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
Our total stock-based compensation expense was $6 million for the three months ended February 28, 2010 and $23 million for the nine months ended February 28, 2010. Our total stock-based compensation expense was $7 million for the three months ended February 28, 2009 and $23 million for the nine months ended February 28, 2009. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $540 million compared with an estimated fair value of $638 million at February 28, 2010, and $539 million compared with an estimated fair value of $560 million at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
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

In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements because we have not had any significant business combinations since that date.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our 2010 Annual Report.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 28 (in millions):

	Three Months Ended
	2010	2009

Net income (loss)	$153	$(1)
Other comprehensive income:
Foreign currency translation adjustments, net of tax benefit of $5 in 2010 and $1 in 2009	(27)	(4)
Amortization of unrealized pension actuarial gains/losses	(2)	(1)

Comprehensive income (loss)	$124	$(6)

	Nine Months Ended
	2010	2009

Net income	$404	$523
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $6 in 2010 and benefit of $31 in 2009	7	(170)
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2010 and 2009	(6)	(2)

Comprehensive income	$405	$351

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2010.
Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Pension plans sponsored by FedEx	$39	$12	$118	$36
Other U.S. domestic and international pension plans	8	7	26	26
U.S. domestic and international defined contribution plans	31	37	75	137
Postretirement healthcare plans	9	12	26	36

	$87	$68	$245	$235

The increase in pension costs for the plans sponsored by FedEx for the three- and nine-month periods ended February 28, 2010 reflects the negative impact of market conditions on pension plan assets at the May 31, 2009 measurement date. This increase in pension costs was offset by lower expenses for our 401(k) plans due to the temporary suspension of the company-matching contributions, as described in our Annual Report. Those matching contributions were reinstated at 50% of their normal levels on January 1, 2010.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first nine months of 2010 or 2009 to pension plans sponsored by us, and we do not expect to make material contributions in 2010.

(4) Commitments
As of February 28, 2010, our purchase commitments under various contracts for the remainder of 2010 and annually thereafter were as follows (in millions):

		Aircraft
	Aircraft(1)	Related(2)	Other(3)	Total
2010 (remainder)	$53	$100	$13	$166
2011	789	47	27	863
2012	585	10	15	610
2013	365	19	11	395
2014	466	—	10	476
Thereafter	1,923	—	91	2,014

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.
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
We had $499 million in deposits and progress payments as of February 28, 2010 (a decrease of $45 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations.

The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2010, with the year of expected delivery:

	B757	B777F(1)	Total

2010 (remainder)	—	1	1
2011	18	4	22
2012	8	4	12
2013	—	2	2
2014	—	3	3
Thereafter	—	13	13

Total	26	27	53

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2010 (remainder)	$24	$105	$157	$262
2011	18	526	576	1,102
2012	6	504	506	1,010
2013	117	499	441	940
2014	—	473	383	856
Thereafter	—	2,458	3,405	5,863

Total	165	$4,565	$5,468	$10,033

Less amount representing interest	16

Present value of net minimum lease payments	$149

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
ATA Airlines. ATA Airlines has sued us in Indiana federal court alleging that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $106 million, including lost profits, aircraft acquisition costs and bankruptcy-related expenses. We have denied any liability and contend that ATA has suffered no damages. Trial is currently scheduled for July 2010, and we still do not believe that any loss is probable.
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
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our U.S. customers, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.2 billion at February 28, 2010 and $1.0 billion at May 31, 2009.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.
(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the nine-month periods ended February 28 (in millions):

	2010	2009

Cash payments for:
Interest (net of capitalized interest)	$2	$19

Income taxes	$196	$337
Income tax refunds received	(141)	(62)

Cash tax payments, net	$55	$275

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended February 28, 2010 and 2009 and the condensed consolidated cash flows for the nine-month periods ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
March 19, 2010

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2009 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2010.
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

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income (loss) and operating margin (dollars in millions) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues:
Package:
U.S. overnight box	$1,413	$1,410	—		$4,116	$4,740	(13)
U.S. overnight envelope	400	426	(6)		1,203	1,437	(16)
U.S. deferred	692	682	1		1,919	2,184	(12)

Total U.S. domestic package revenue	2,505	2,518	(1)		7,238	8,361	(13)

International priority	1,748	1,507	16		5,105	5,481	(7)
International domestic (1)	142	117	21		427	445	(4)

Total package revenue	4,395	4,142	6		12,770	14,287	(11)
Freight:
U.S.	525	523	—		1,464	1,715	(15)
International priority	329	221	49		910	884	3
International airfreight	61	69	(12)		185	311	(41)

Total freight revenue	915	813	13		2,559	2,910	(12)
Other (2)	55	55	—		153	213	(28)

Total revenues	5,365	5,010	7		15,482	17,410	(11)
Operating expenses:
Salaries and employee benefits	2,076	2,018	3		6,053	6,109	(1)
Purchased transportation	268	234	15		773	829	(7)
Rentals and landing fees	392	396	(1)		1,164	1,209	(4)
Depreciation and amortization	251	238	5		749	713	5
Fuel	695	550	26		1,903	2,823	(33)
Maintenance and repairs	260	318	(18)		786	1,091	(28)
Intercompany charges	490	528	(7)		1,420	1,588	(11)
Other	663	683	(3)		1,920	2,142	(10)

Total operating expenses	5,095	4,965	3		14,768	16,504	(11)

Operating income	$270	$45	500		$714	$906	(21)

Operating margin	5.0%	0.9%	410	bp	4.6%	5.2%	(60	)bp

Other income (expense):
Interest, net	—	1	NM		13	(2)	NM
Other, net	(26)	(15)	NM		(66)	(16)	NM

	(26)	(14)	NM		(53)	(18)	NM

Income before income taxes	244	31	687		661	888	(26)

Provision for income taxes	91	32	184		257	365	(30)

Net income (loss)	$153	$(1)	NM		$404	$523	(23)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

	Percent of Revenue (1)		Percent of Revenue (1)
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	38.7%	40.3%	39.1%	35.1%
Purchased transportation	5.0	4.7	5.0	4.8
Rentals and landing fees	7.3	7.9	7.5	6.9
Depreciation and amortization	4.7	4.8	4.8	4.1
Fuel	13.0	11.0	12.3	16.2
Maintenance and repairs	4.8	6.3	5.1	6.3
Intercompany charges	9.1	10.5	9.2	9.1
Other	12.4	13.6	12.4	12.3

Total operating expenses	95.0	99.1	95.4	94.8

Operating margin	5.0%	0.9%	4.6%	5.2%

(1)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.
The following table compares selected statistics (in thousands, except yield amounts) for the three- and nine-month periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2010	2009	Change	2010	2009	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,190	1,177	1	1,157	1,122	3
U.S. overnight envelope	601	622	(3)	608	621	(2)
U.S. deferred	949	907	5	876	855	2

Total U.S. domestic ADV	2,740	2,706	1	2,641	2,598	2

International priority	530	450	18	511	482	6
International domestic(1)	317	281	13	315	300	5

Total ADV	3,587	3,437	4	3,467	3,380	3

Revenue per package (yield):
U.S. overnight box	$19.16	$19.02	1	$18.73	$22.24	(16)
U.S. overnight envelope	10.70	10.85	(1)	10.41	12.18	(15)
U.S. deferred	11.77	11.94	(1)	11.53	13.44	(14)
U.S. domestic composite	14.74	14.77	—	14.43	16.94	(15)
International priority	53.23	53.12	—	52.59	59.89	(12)
International domestic(1)	7.22	6.63	9	7.12	7.81	(9)
Composite package yield	19.76	19.13	3	19.39	22.25	(13)
Freight Statistics
Average daily freight pounds:
U.S.	7,906	7,664	3	7,217	7,431	(3)
International priority	2,577	1,590	62	2,427	2,041	19
International airfreight	1,184	1,251	(5)	1,230	1,575	(22)

Total average daily freight pounds	11,667	10,505	11	10,874	11,047	(2)

Revenue per pound (yield):
U.S.	$1.07	$1.08	(1)	$1.07	$1.22	(12)
International priority	2.06	2.21	(7)	1.97	2.28	(14)
International airfreight	0.84	0.88	(5)	0.79	1.04	(24)
Composite freight yield	1.26	1.23	2	1.24	1.39	(11)

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

Revenues
Our revenues increased 7% in the third quarter of 2010 due to increased FedEx International Priority® (“IP”) package volume, particularly from Asia, IP freight volume and U.S. domestic package volume as a result of continued improvement in global economic conditions. The impact of one fewer operating day partially offset the increase in revenue in the third quarter of 2010. Our revenues decreased 11% in the nine months of 2010 due to lower yields primarily driven by a decrease in fuel surcharges. Yield decreases during the nine months of 2010 were partially offset by increased IP package volume, particularly from Asia, IP freight volume and U.S. domestic package volume.
IP package yield increased in the third quarter of 2010 due to higher package weights and favorable exchange rates, partially offset by a lower rate per pound. International domestic yield increased during the third quarter of 2010 due to favorable exchange rates, partially offset by a lower rate per pound. U.S. domestic package yield decreased in the third quarter of 2010 due to lower fuel surcharges, partially offset by increased package weights.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in the nine months of 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 5.70% in the nine months of 2010, compared with 23.06% in the nine months of 2009. U.S. domestic package yield also declined during the nine months of 2010 due to a lower rate per pound and lower package weights. In addition to lower fuel surcharges, IP package yield decreased during the nine months of 2010 due to lower rates, partially offset by favorable exchange rates. International domestic yield decreased during the nine months of 2010 due to lower rates and lower fuel surcharges.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and nine-month periods ended February 28:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
U.S. Domestic and Outbound Fuel Surcharge:
Low	6.50%	1.00%	1.00%	1.00%
High	8.50	15.00	8.50	34.50
Weighted-average	7.42	8.24	5.70	23.06

International Fuel Surcharges:
Low	6.50	1.00	1.00	1.00
High	13.00	15.00	13.00	34.50
Weighted-average	10.25	10.57	9.09	20.37
On January 4, 2010, we implemented a 5.9% average list price increase on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of our fuel surcharge table was modified. On January 5, 2009, we implemented a 6.9% average list price increase on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income and operating margin increased during the third quarter of 2010 due to volume growth, particularly in higher-margin IP package and freight services. Our operating income and operating margin decreased in the nine months of 2010 as a result of significantly lower fuel surcharges (described below) and a competitive pricing environment driven by global economic conditions. Continued reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, positively impacted our results for the third quarter and nine months of 2010.

Fuel costs increased 26% during the third quarter of 2010 due to an increase in the average price per gallon of fuel. Fuel costs decreased 33% in the nine months of 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in the third quarter and nine months of 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Purchased transportation costs increased 15% in the third quarter of 2010 due to IP package volume growth, which requires a higher utilization of contract pickup and delivery services. Purchased transportation costs decreased 7% in the nine months of 2010 due to lower utilization of third-party transportation providers (primarily in international locations). Maintenance and repairs expense decreased 18% in the third quarter of 2010 and 28% in the nine months of 2010 primarily due to the timing of maintenance events. Lower aircraft utilization as a result of weak economic conditions lengthened maintenance cycles; however, higher maintenance costs are expected in future periods as aircraft become more highly utilized. Depreciation expense increased 5% in the third quarter and nine months of 2010 primarily due to the addition of 20 new aircraft into service since the third quarter of 2009. Other operating expenses decreased 3% in the third quarter of 2010 and 10% in the nine months of 2010 primarily due to actions to control spending. Intercompany charges decreased 7% in the third quarter of 2010 and 11% in the nine months of 2010 primarily due to lower net operating costs at FedEx Office and lower allocated information technology costs.
Other Income and Income Taxes
Interest expense decreased during the nine months of 2010 primarily due to increased capitalized interest primarily related to progress payments on aircraft purchases. Other expense increased during the third quarter and nine months of 2010 primarily due to higher management fees. A foreign currency loss resulting from the requirement to account for Venezuela as a highly inflationary economy and a 50% devaluation of the Venezuelan Bolivar versus the U.S. dollar also contributed to the increase in other expense during the third quarter of 2010.
Our effective tax rate was 37.3% for the third quarter of 2010 and 100.7% for the third quarter of 2009. The higher rate in the third quarter of 2009 was principally due to lower pre-tax income during that quarter. Our effective tax rate was 38.8% for the nine months of 2010 and 41.0% for the nine months of 2009. The rates in the nine months of 2009 and 2010 were favorably impacted by the resolution of immaterial state and federal income tax matters during those periods. For the remainder of 2010, we expect the effective tax rate to be approximately 40%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of February 28, 2010, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2009. The Internal Revenue Service is currently auditing FedEx’s 2007 and 2008 U.S. income tax returns.
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

In December 2007, the FASB issued authoritative guidance on business combinations and the accounting and reporting for noncontrolling interests (previously referred to as minority interests). This guidance significantly changed the accounting for and reporting of business combination transactions, including noncontrolling interests. For example, the acquiring entity is now required to recognize the full fair value of assets acquired and liabilities assumed in the transaction, and the expensing of most transaction and restructuring costs is now required. This guidance became effective for us beginning June 1, 2009 and had no material impact on our financial statements because we have not had any significant business combinations since that date.
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance will be effective for our 2010 Annual Report.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.1 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.2 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: March 19, 2010	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.1 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.2 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1