Form 10-K
period 2010-05-31
FEDERAL EXPRESS CORP
filed 2010-07-15
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 15, 2010, 1,000 shares of the Registrant’s common stock were outstanding.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I
ITEM 1. BUSINESS
Overview
Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-certain delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 141,000 employees and have approximately 59,000 drop-off locations (including FedEx Office centers), 664 aircraft and approximately 49,000 vehicles and trailers in our integrated global network.
FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides us and the other FedEx subsidiaries with sales, marketing, information technology and customer service support. FedEx Services and its subsidiary FedEx Customer Information Services, Inc. provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.
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
In 2010, we began offering our U.S. domestic services at all U.S. OfficeMax retail locations (over 900 locations). These additional staffed drop-off locations complement FedEx’s existing retail network, including FedEx Office centers, and further expand customer access to our services.
Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.
Services
We offer a wide range of shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to virtually the entire United States population. We offer three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer U.S. express and deferred freight services backed by money-back guarantees to handle the needs of the time-definite global freight market.
International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. We also offer comprehensive international express and deferred freight service, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

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
Information regarding our e-shipping tools and solutions can be found below (“Technology”). In addition, detailed information about all of our delivery services, e-shipping tools and solutions and FedEx’s citizenship efforts can be found on the FedEx Web site, fedex.com. The information on the FedEx Web site, however, is not incorporated by reference in, and does not form part of, this Report.
International Expansion
We are focused on the long-term expansion of our international presence. We are adding flights, purchasing aircraft and improving services to and from Asia, Europe and Latin America based on the long-term growth prospects of these regions.
•	We have agreed, subject to certain conditions, to purchase a total of 38 Boeing 777 Freighter (“B777F”) aircraft, a new high-capacity, long-range airplane, six of which have already been delivered. We also hold an option to purchase an additional 15 B777F aircraft. The B777F enables us to fly between major world markets with lower operating costs, more freight and in less time than before, allowing later cut-off times for customers in these markets to drop off their shipments.
•	In 2010, we enhanced our overnight services between Asia and Europe, with the introduction of a new next-business-day service connecting mainland China, Hong Kong and Singapore with France and Germany, and expanded FedEx International Economy and FedEx International Economy Freight services to more parts of the world.
We began serving mainland China in 1984, and since that time, we have expanded our service to cover more than 400 cities across the country. Within the past few years, we have taken several important actions that increase our presence there and bolster our leadership in the global air cargo industry.
•	In 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in Southern China. The new hub assumed and expanded the activities of our previous hub in Subic Bay, Philippines. The new hub better serves our global customers doing business in and with the China and Asia-Pacific markets.
•	In 2007, we initiated time-certain domestic delivery service in mainland China. Our China domestic network relies on a hub-and-spoke system centered at the Hangzhou Xiaoshan International Airport, located in East China’s Zhejiang Province, and an extensive ground network.
In support of our international operations, we recently expanded and substantially increased capacity at our European hub at Roissy-Charles de Gaulle Airport in Paris, France, and at our bonded warehouse at Guadalajara International Airport in Jalisco, Mexico. To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements. In 2010, we began offering a new technology solution, named FedEx Electronic Trade Documents, to automate and simplify the preparation and submission of customs documentation.

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
The fedex.com Web site was launched over fifteen years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The advanced tracking capability within My FedEx provides customers with a consolidated view of inbound, outbound and third-party shipments. FedEx Desktop provides customers the benefit of working offline and having real-time shipment updates sent directly to their computer desktop.
FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry, and includes enhanced support for Apple products, such as the iPhone, iPod Touch and iPad. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location data for shipments. We also use wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.
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
Pricing
We periodically publish list prices in our Service Guides for the majority of our services. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Office or FedEx Authorized ShipCenter location. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the shipment was picked up by one of our couriers or dropped off by the customer at a FedEx Express, FedEx Office or FedEx Authorized ShipCenter location. We offer our customers discounts generally based on actual or potential average daily revenue produced.
We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2010 was based on the average spot price for jet fuel published for April 2010. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2010 — 6%; 2009 — 17%; and 2008 — 17%. These percentages reflect certain fuel surcharge reductions that are associated with our annual base rate increases.
Operations
Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland, Fort Worth and Greensboro and major metropolitan sorting facilities in Los Angeles and Chicago.
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
Fuel Supplies and Costs
During 2010, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”
The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

	Total Cost	Percentage of Total
Fiscal Year	(in millions)	Revenues

2010	$2,342	11.0%
2009	2,932	13.2
2008	3,396	14.0
2007	2,639	11.7
2006	2,497	11.7
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

Employees
We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2010, we employed approximately 93,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 16% are employed in the Memphis area. Our international employees in the aggregate represent approximately 27% of all employees. We believe our relationship with our employees is excellent.
Our pilots, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a four-year collective bargaining agreement that will become amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot predict the outcome of these negotiations or estimate the impact, if any, that such outcome may have on our operating costs.
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
Our operations within foreign countries, such as our growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, in 2009, the Chinese government adopted postal regulation that excludes foreign-invested companies such as us from competing in the mainland China domestic document delivery market.
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
Labor. All of our U.S. employees are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the United States at most of FedEx’s companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.
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
ITEM 1A. RISK FACTORS
We present information about our risk factors on pages 27 through 31 of this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2010, our aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
Description	Owned	Leased	Total		(Pounds per Aircraft)(1)

Boeing B777F	6	0	6	(2)	178,000
Boeing MD11	33	26	59		164,200
Boeing MD10-30 (3)	10	5	15		114,200
Boeing DC10-30	0	2	2	(4)	114,200
Boeing MD10-10 (3)	58	0	58		108,700
Airbus A300-600	35	36	71		85,600
Airbus A310-200/300	43	6	49		61,900
Boeing B757-200	36	0	36	(5)	45,800
Boeing B727-200	75	2	77		38,200
ATR 72-202/212	13	0	13		14,660
ATR 42-300/320	26	0	26		10,880
Cessna 208B	242	0	242		2,500
Cessna 208A	10	0	10		1,900

Total	587	77	664

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	Includes two aircraft not currently in operation and awaiting completion of modification.

(3)	The MD10-30s and MD10-10s are DC10-30s and DC10-10s, respectively, that have been converted to an MD10 configuration.

(4)	Not currently in operation and awaiting conversion to MD10 configuration.

(5)	Includes 14 aircraft not currently in operation and awaiting completion of modification.
•	The B777s are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any aircraft we operate.
•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than DC10s or MD10s.
•	The DC10s are three-engine, wide-bodied aircraft that have been specially modified to meet FedEx Express’s cargo requirements.
•	The MD10s are three-engine, wide-bodied DC10 aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.
•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.
•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.
•	The B727s are three-engine, narrow-bodied aircraft configured for cargo service.
•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

An inventory of spare engines and parts is maintained for each aircraft type.
In addition, we “wet lease” 46 smaller piston-engine and turbo-prop aircraft, which feed packages to and from airports primarily outside the U.S. served by our larger jet aircraft. The wet lease agreements call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our wet lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2010, we operated approximately 49,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2010, with the year of expected delivery:

	B757	B777F(1)	ATR 72	Total

2011	16	4	8	28
2012	8	5	—	13
2013	—	5	—	5
2014	—	3	—	3
2015	—	3	—	3
Thereafter	—	10	—	10

Total	24	30	8	62

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA. Also, subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent with another party to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.
As of May 31, 2010, deposits and progress payments of $437 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 12 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2010, we operated the following major sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour)(1)	Lessor	Year

National
Memphis, Tennessee	518	3,450,000	465,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	335	2,509,000	212,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	154,000	Port Authority of New York and New Jersey	2011

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2028

Los Angeles, California	34	305,000	57,000	City of Los Angeles	Month-to-month/2025(5)

International
Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	63,000	Aeroports de Paris	2029

Guangzhou, China (4)	155	882,000	61,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for sorting and handling facility (23 acres) is month-to-month, and lease for ramp expansion (11 acres) expires in 2025.

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
We have additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. We also have a substantial presence at airports in Hong Kong; Taiwan; Dubai; Frankfurt; and Miami. We are constructing a state-of-the-art, solar-electric sorting-and-handling facility in Germany at the Cologne/Bonn airport and intend to relocate the Frankfurt operations there, beginning later this calendar year.
Administrative and Other Properties and Facilities
Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. We also lease 34 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.
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
As of May 31, 2010, we had approximately 46,000 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2010, we also had approximately 13,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, we had approximately 4,000 drop-off locations.
ITEM 3. LEGAL PROCEEDINGS
FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 13 of the accompanying consolidated financial statements.
As described below, we have received requests for information from various governmental agencies over the past four years related to possible anti-competitive behavior in several freight transportation segments. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
In June 2006, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the Antitrust Division of the U.S. Department of Justice (“DOJ”) into possible anti-competitive behavior in the air freight transportation industry. In July 2007, we received a notice from the Australian Competition and Consumer Commission (“ACCC”) requesting certain information and documents in connection with the ACCC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in Australia. In December 2007, we received a grand jury subpoena for the production of documents in connection with a criminal investigation by the DOJ into possible anti-competitive behavior in the international freight forwarding industry. In March 2008, we received an additional subpoena from the DOJ relating to its investigation of the international freight forwarding industry. In July 2008, we received a notice from the Korea Fair Trade Commission (“KFTC”) requesting certain information and documents in connection with the KFTC’s investigation into possible anti-competitive behavior relating to air cargo transportation services in South Korea. In May 2010, the KFTC determined that we were not culpable. The DOJ and ACCC investigations are ongoing.
ITEM 4. RESERVED

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
Management’s discussion and analysis of results of operations and financial condition is presented on pages 21 through 31 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 61 of this Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2010 thereon, are presented on pages 34 through 60 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 32 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 33 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Of the fees Ernst & Young LLP billed FedEx for services provided during 2010 and 2009, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2010	2009
Audit fees	$7,924	$7,927
Audit-related fees	666	586
Tax fees	322	186
All other fees	56	10

Total	$8,968	$8,709

•	Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.
•	Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2010 and 2009 include fees primarily for benefit plan audits.
•	Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $169,000 in 2010 and $111,000 in 2009.
•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2010 and 2009 include fees for information technology risk advisory and online technical resources.
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

Each audit or non-audit service that is approved by the Audit Committee (excluding tax services performed in the ordinary course of FedEx’s business and excluding other services for which the aggregate fees are expected to be less than $25,000) will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of FedEx authorized by the Audit Committee to sign on behalf of FedEx.
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
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2010 thereon, are listed on page 20 and presented on pages 34 through 60 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 15, 2010 thereon, is presented on pages 62 through 63 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-5 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 15, 2010	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2010

/s/ CATHY D. ROSS Cathy D. Ross	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 15, 2010

/s/ J. RICK BATEMAN J. Rick Bateman	Vice President and Worldwide Controller (Principal Accounting Officer)	July 15, 2010

/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 15, 2010

/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 15, 2010

/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President and Chief Operating Officer and Director	July 15, 2010

/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 15, 2010

/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 15, 2010

/s/ CHRISTINE P. RICHARDS* Christine P. Richards	Director	July 15, 2010

*By:	/s/ J. RICK BATEMAN	July 15, 2010
J. Rick Bateman
Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW OF FINANCIAL SECTION
The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2010 results compared to 2009, and 2009 results compared to 2008. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2011. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2010 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.
DESCRIPTION OF BUSINESS
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc. (“FedEx Ground”), with customer-facing sales, marketing, information technology and customer service support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”).
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
The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume.
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2010 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2010	2009	2008	2010/2009		2009/2008
Revenues:
Package:
U.S. overnight box	$5,602	$6,074	$6,578	(8)		(8)
U.S. overnight envelope	1,640	1,855	2,012	(12)		(8)
U.S. deferred	2,589	2,789	2,995	(7)		(7)

Total U.S. domestic package revenue	9,831	10,718	11,585	(8)		(7)

International priority	7,087	6,978	7,666	2		(9)
International domestic(1)	578	565	663	2		(15)

Total package revenue	17,496	18,261	19,914	(4)		(8)
Freight:
U.S.	1,980	2,165	2,398	(9)		(10)
International priority	1,303	1,104	1,243	18		(11)
International airfreight	251	369	406	(32)		(9)

Total freight revenue	3,534	3,638	4,047	(3)		(10)
Other	213	268	285	(21)		(6)

Total revenues	21,243	22,167	24,246	(4)		(9)
Operating expenses:
Salaries and employee benefits	8,177	8,031	8,262	2		(3)
Purchased transportation	1,058	1,063	1,194	—		(11)
Rentals and landing fees	1,557	1,598	1,658	(3)		(4)
Depreciation and amortization	1,005	952	933	6		2
Fuel	2,652	3,281	3,785	(19)		(13)
Maintenance and repairs	1,127	1,348	1,508	(16)		(11)
Impairment and other charges	—	258 (2)	—	NM		NM
Intercompany charges	1,918	2,093	2,129	(8)		(2)
Other	2,623	2,778	2,920	(6)		(5)

Total operating expenses	20,117	21,402	22,389	(6)		(4)

Operating income	$1,126	$765	$1,857	47		(59)

Operating margin	5.3%	3.5%	7.7%	180	bp	(420	)bp

Other income (expense):
Interest, net	15	4	152	275		(97)
Other, net	(82)	(37)	(163)	122		(77)

	(67)	(33)	(11)	103		200

Income before income taxes	1,059	732	1,846	45		(60)

Provision for income taxes	408	301	721	36		(58)

Net income	$651	$431	$1,125	51		(62)

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

(2)	Represents charges associated with aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

	Percent of Revenue(1)
	2010	2009	2008
Operating expenses:
Salaries and employee benefits	38.5%	36.2%	34.1%
Purchased transportation	5.0	4.8	4.9
Rentals and landing fees	7.3	7.2	6.8
Depreciation and amortization	4.7	4.3	3.9
Fuel	12.5	14.8	15.6
Maintenance and repairs	5.3	6.1	6.2
Impairment and other charges	—	1.2 (2)	—
Intercompany charges	9.0	9.4	8.8
Other	12.4	12.5	12.0

Total operating expenses	94.7	96.5	92.3

Operating margin	5.3%	3.5%	7.7%

(1)	Given the fixed-cost structure of our network, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including the impact of lower fuel surcharges, weak economic conditions and our cost-containment activities. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.

(2)	Includes a charge of $258 million related to aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.
The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2010	2009	2008	2010/2009	2009/2008
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,157	1,127	1,151	3	(2)
U.S. overnight envelope	614	627	677	(2)	(7)
U.S. deferred	867	849	895	2	(5)

Total U.S. domestic ADV	2,638	2,603	2,723	1	(4)

International priority	523	475	517	10	(8)
International domestic(1)	318	298	296	7	1

Total ADV	3,479	3,376	3,536	3	(5)

Revenue per package (yield):
U.S. overnight box	$19.00	$21.21	$22.40	(10)	(5)
U.S. overnight envelope	10.47	11.65	11.66	(10)	—
U.S. deferred	11.70	12.94	13.12	(10)	(1)
U.S. domestic composite	14.61	16.21	16.68	(10)	(3)
International priority	53.10	57.81	58.11	(8)	(1)
International domestic(1)	7.14	7.50	8.80	(5)	(15)
Composite package yield	19.72	21.30	22.08	(7)	(4)

Freight Statistics
Average daily freight pounds:
U.S.	7,141	7,287	8,648	(2)	(16)
International priority	2,544	1,959	2,220	30	(12)
International airfreight	1,222	1,475	1,817	(17)	(19)

Total average daily freight pounds	10,907	10,721	12,685	2	(15)

Revenue per pound (yield):
U.S.	$1.09	$1.17	$1.09	(7)	7
International priority	2.01	2.22	2.20	(9)	1
International airfreight	0.81	0.99	0.88	(18)	13
Composite freight yield	1.27	1.34	1.25	(5)	7

(1)	International domestic statistics include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico.

Revenues
Our revenues decreased 4% in 2010 due to lower yields primarily driven by a decrease in fuel surcharges. Yield decreases during 2010 were partially offset by increased FedEx International Priority (“IP”) package volume, particularly from Asia, IP freight volume and U.S. domestic package volume due to improved global economic conditions.
Lower fuel surcharges were the primary driver of decreased composite package and freight yield in 2010. Our weighted-average U.S. domestic and outbound fuel surcharge was 6.20% in 2010, compared with 17.45% in 2009. U.S. domestic package yield also decreased 10% during 2010 due to lower rates and lower package weights. In addition to lower fuel surcharges, IP package yield decreased 8% during 2010 due to lower rates, partially offset by higher package weights and favorable exchange rates.
Our revenues decreased in 2009 due to a decrease in volumes in virtually all services as a result of the significant deterioration in global economic conditions and lower yields driven by unfavorable exchange rates, lower package weights and a more competitive pricing environment. IP volume declined in every major region of the world. During 2009, volume gains resulting from DHL’s exit from the U.S. domestic market were not enough to offset the negative impact of weak global economic conditions.
The decrease in composite package yield in 2009 was driven by decreases in U.S. domestic package, international domestic and IP yields. U.S. domestic package yield decreased in 2009 due to lower package weights and a lower rate per pound. International domestic yield decreased during 2009 due to unfavorable exchange rates and a lower rate per pound. IP yield decreased during 2009 due to unfavorable exchange rates and lower package weights, partially offset by a higher rate per pound. Composite freight yield increased in 2009 due to general rate increases and higher fuel surcharges.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows, for the years ended May 31:

	2010	2009	2008

U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	—%	13.50%
High	8.50	34.50	25.00
Weighted-average	6.20	17.45	17.06

International Fuel Surcharges:
Low	1.00	—	12.00
High	13.50	34.50	25.00
Weighted-average	9.47	16.75	16.11
In January 2010, we implemented a 5.9% average list price increase on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of our fuel surcharge table was modified. In January 2009, we implemented a 6.9% average list price increase on our U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income and operating margin increased during 2010 due to volume growth, particularly in higher-margin IP package and freight services. Continued reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, positively impacted our results for 2010. Our 2010 year-over-year results were also positively impacted by a $258 million charge in 2009 related to aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

Fuel costs decreased 19% in 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Maintenance and repairs expense decreased 16% in 2010 primarily due to the timing of maintenance events, as lower aircraft utilization as a result of weak economic conditions, particularly in the first half of 2010, lengthened maintenance cycles. Depreciation expense increased 6% in 2010 primarily due to the addition of 21 aircraft placed into service during the year. Intercompany charges decreased 8% in 2010 primarily due to lower allocated information technology costs and lower net operating costs at FedEx Office.
Our operating income and operating margin declined in 2009 as a result of the weak global economy and high fuel prices in the first half of 2009, both of which limited demand for our U.S. domestic package and IP services.
During 2009, in response to weak business conditions, we implemented several actions to lower our cost structure, including significant volume-related reductions in flight and labor hours. We also lowered fuel consumption and maintenance costs, as we temporarily grounded a limited number of aircraft due to excess capacity. Our cost-containment activities also included deferral of merit-based pay increases. All of these actions partially mitigated the impact of lower volumes on our results.
During 2009, we took additional actions to align the size of our network to current demand levels by removing equipment and facilities from service and reducing personnel. As a result of these actions, we recorded charges of $199 million for the impairment of certain aircraft and aircraft engines and $55 million for aircraft-related lease and contract termination and employee severance costs related to workforce reductions.
Fuel costs decreased in 2009 due to decreases in fuel consumption and the average price per gallon of fuel. Fuel surcharges were sufficient to offset fuel costs for 2009, based on a static analysis of the impact to operating income of the year-over-year changes in fuel prices compared to changes in fuel surcharges. This analysis considers the estimated benefits of the reduction in fuel surcharges included in the base rates charged for our services. However, this analysis does not consider the negative effects that the significantly higher fuel surcharge levels have on our business, including reduced demand and shifts to lower-yielding services. Maintenance and repairs expense decreased primarily due to a volume-related reduction in flight hours and the permanent and temporary grounding of certain aircraft due to excess capacity.
Other Income and Expense and Income Taxes
Net interest income increased during 2010 primarily due to increased capitalized interest related to progress payments on aircraft purchases. Other expense increased in 2010 primarily due to higher management fees from FedEx related to increased financing fees and foreign currency losses. Net interest income decreased during 2009 primarily due to decreased interest income related to lower intercompany receivable balances. Other expense decreased in 2009 primarily due to lower management fees and lower accounts receivable factoring fees.
Our effective tax rate was 38.5% in 2010, 41.1% in 2009 and 39.1% in 2008. The increase in the tax rate in 2009 was primarily due to lower pre-tax income in 2009. Our 2008 rate was negatively impacted by intercompany charges from FedEx Office. For 2011, we expect our effective tax rate to be between 38.0% and 39.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

Outlook
We expect revenue growth in 2011 to be driven by international package and freight volumes as global economic conditions continue to improve. Revenue growth in 2011 will also be driven by continued expansion of our international economy services, as well as improved yields primarily due to higher fuel surcharges.
Our operating income and operating margin are expected to increase in 2011, driven by continued growth in international package and freight services and productivity enhancements. However, we anticipate that volume-related increases in aircraft maintenance expenses, the reinstatement of several employee compensation programs, increased pension and retiree medical expenses and higher healthcare expense due to continued inflation in the cost of medical services will dampen our earnings growth in 2011.
Capital expenditures are expected to increase in 2011, driven by incremental investments for the new Boeing 777 Freighter (“B777F”) aircraft. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.
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
Contractual Cash Obligations
We have agreed to purchase a total of 38 B777F aircraft (34 from Boeing and four from other parties), six of which have been delivered, and hold options to purchase up to 15 additional B777F aircraft from Boeing. Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. New accounting guidance that has impacted our financial statements can be found in Note 2 of the accompanying consolidated financial statements. We believe that there is no new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
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

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than our pilots, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress is considering adopting changes in labor laws, however, that would make it easier for unions to organize small units of our employees. For example, in May 2009, the U.S. House of Representatives passed the FAA Reauthorization Act, which includes a provision that would remove most of our employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” This labor provision was not in the version of the bill passed in March 2010 by the U.S. Senate. Should the House version of the FAA Reauthorization Act (or a similar bill removing us from RLA jurisdiction) be passed by the entire Congress and signed into law by the President, it could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.
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
Our business may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding services to our lower-yielding services or even reduce customer demand for our services altogether. These effects were evident in the first quarter of 2009, as fuel prices reached all-time highs. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our network.
Our business is capital intensive, and we must make capital expenditures based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other assets to support our network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. For example, we must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, during 2009, as a result of excess aircraft capacity, we permanently removed certain aircraft and certain excess aircraft engines from service and thus recorded a charge of $199 million.

We face intense competition. The express transportation market is both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, our competitors determine the charges for their services, and weak economic conditions have led to a very competitive pricing environment. An irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share.
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
We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all our flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. House of Representatives has passed and the Senate continues to consider a bill that would regulate GHG emissions, and some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in world ecosystems.

We will soon be negotiating a new collective bargaining agreement with the union that represents our pilots. Our pilots are employed under a collective bargaining agreement that becomes amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot predict the outcome of these negotiations. The terms of any new collective bargaining agreement could increase our operating costs and adversely affect our ability to compete with other providers of express delivery services. On the other hand, if we are unable to reach agreement on a new collective bargaining agreement, we may be subject to a strike or work stoppages by our pilots, subject to the requirements of the RLA. These actions could have a negative impact on our ability to operate our network and ultimately cause us to lose customers.
We are also subject to risks and uncertainties that affect many other businesses, including:
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	the impact of technology developments on our operations and on demand for our services, and FedEx’s ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the FedEx organization;
•	adverse weather conditions or natural disasters, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations.
We are directly affected by the state of the economy. While the global, or macro-economic, risks listed above apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the recent global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy. As a result, the recent global recession has had a disproportionately negative impact on us and our recent financial results.

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

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and a properly staffed, professional internal audit department at FedEx. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct all identified deficiencies. Our procedures for financial reporting include the active involvement of senior management, FedEx’s Audit Committee and our staff of highly qualified financial and legal professionals.
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2010.
The effectiveness of our internal control over financial reporting as of May 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2010 and 2009, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2010 of Federal Express Corporation and our report dated July 15, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 15, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2010 and 2009, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 8 to the consolidated financial statements, in 2008 the Company adopted the measurement date provisions originally issued in Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Benefit Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” (codified in FASB Accounting Standards Codification 715, Compensation — Retirement Benefits).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 15, 2010

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$512	$360
Receivables, less allowances of $71 and $80	1,455	1,162
Spare parts, supplies and fuel, less allowances of $170 and $175	317	294
Deferred income taxes	360	355
Due from parent company and other FedEx subsidiaries	839	841
Prepaid expenses and other	80	82

Total current assets	3,563	3,094

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	11,640	10,118
Package handling and ground support equipment	2,291	2,214
Vehicles	1,681	1,729
Computer and electronic equipment	754	751
Facilities and other	3,446	3,390

	19,812	18,202
Less accumulated depreciation and amortization	10,511	9,840

Net property and equipment	9,301	8,362

OTHER LONG-TERM ASSETS
Goodwill	958	903
Other assets	776	947

Total other long-term assets	1,734	1,850

	$14,598	$13,306

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2010	2009
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12	$153
Accrued salaries and employee benefits	779	646
Accounts payable	952	835
Accrued expenses	1,080	1,029
Due to other FedEx subsidiaries	146	144

Total current liabilities	2,969	2,807

LONG-TERM DEBT, LESS CURRENT PORTION	655	667

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,500	1,185
Pension, postretirement healthcare and other benefit obligations	786	596
Self-insurance accruals	609	607
Deferred lease obligations	723	725
Deferred gains, principally related to aircraft transactions	265	286
Other liabilities	102	114

Total other long-term liabilities	3,985	3,513

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	492
Retained earnings	6,376	5,689
Accumulated other comprehensive income	5	138

Total owner’s equity	6,989	6,319

	$14,598	$13,306

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2010	2009	2008

REVENUES	$21,243	$22,167	$24,246

OPERATING EXPENSES:
Salaries and employee benefits	8,177	8,031	8,262
Purchased transportation	1,058	1,063	1,194
Rentals and landing fees	1,557	1,598	1,658
Depreciation and amortization	1,005	952	933
Fuel	2,652	3,281	3,785
Maintenance and repairs	1,127	1,348	1,508
Impairment and other charges	—	258	—
Intercompany charges	1,918	2,093	2,129
Other	2,623	2,778	2,920

	20,117	21,402	22,389

OPERATING INCOME	1,126	765	1,857

OTHER INCOME (EXPENSE):
Interest expense	—	(4)	(19)
Interest income	15	8	171
Other, net	(82)	(37)	(163)

	(67)	(33)	(11)

INCOME BEFORE INCOME TAXES	1,059	732	1,846

PROVISION FOR INCOME TAXES	408	301	721

NET INCOME	$651	$431	$1,125

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2010	2009	2008

Operating Activities:
Net income	$651	$431	$1,125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,005	952	933
Provision for uncollectible accounts	75	116	87
Deferred income taxes and other noncash items	274	259	237
Noncash impairment charges	—	199	—
Changes in operating assets and liabilities:
Receivables	(369)	316	(175)
Other current assets	32	(248)	(188)
Accounts payable and other liabilities	444	(603)	226
Other, net	23	(34)	(60)

Cash provided by operating activities	2,135	1,388	2,185

Investing Activities:
Capital expenditures	(1,851)	(1,345)	(1,709)
Proceeds from asset dispositions and other	26	50	24
Collection on loan to parent company	—	—	4,225

Cash (used in) provided by investing activities	(1,825)	(1,295)	2,540

Financing Activities:
Principal payments on debt	(152)	(1)	(88)
Payment on loan from parent company	—	(17)	—
Net payments to parent company	—	—	(392)
Dividend paid to parent company	—	—	(4,225)

Cash used in financing activities	(152)	(18)	(4,705)

Effect of exchange rate changes on cash	(6)	(13)	21

Net increase in cash and cash equivalents	152	62	41
Cash and cash equivalents at beginning of period	360	298	257

Cash and cash equivalents at end of period	$512	$360	$298

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Owner’s
	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at May 31, 2007	$—	$484	$8,373	$48	$8,905

Net income	—	—	1,125	—	1,125
Foreign currency translation adjustment, net of tax of $13	—	—	—	97	97
Retirement plans adjustments, net of tax of $6	—	—	—	20	20

Total comprehensive income					1,242

Dividends to parent company	—	(8)	(4,225)	—	(4,233)

Balance at May 31, 2008	—	476	5,273	165	5,914

Adjustment to opening balances for retirement plans measurement date transition, net of tax benefit of $8 and expense of $7, respectively	—	—	(15)	11	(4)

Balance at June 1, 2008	—	476	5,258	176	5,910

Net income	—	—	431	—	431
Foreign currency translation adjustment, net of tax of $25	—	—	—	(106)	(106)
Retirement plans adjustments, net of tax of $39	—	—	—	68	68

Total comprehensive income					393

Contribution by parent company	—	16	—	—	16

Balance at May 31, 2009	—	492	5,689	138	6,319

Net income	—	—	651	—	651
Foreign currency translation adjustment, net of tax of $3	—	—	—	(27)	(27)
Retirement plans adjustments, net of tax of $61	—	—	—	(106)	(106)

Total comprehensive income					518

Transfer from other FedEx subsidiaries	—	116	36	—	152

Balance at May 31, 2010	$—	$608	$6,376	$5	$6,989

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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2010 or ended May 31 of the year referenced.
PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx Express and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Certain of our revenue-producing transactions are subject to taxes, such as sales tax, assessed by governmental authorities. We present these revenues net of tax.
ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.3 billion at May 31, 2010 and $1.0 billion at May 31, 2009. See Note 14 for further discussion of this arrangement.
CREDIT RISK. We routinely grant credit to many of our customers for transportation services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and the impact of current economic factors on the composition of accounts receivable. Historically, credit losses have been within management’s expectations.
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $85 million in 2010, $88 million in 2009 and $110 million in 2008. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.
CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change. Supplies and fuel are reported at cost on a first-in, first-out basis.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred, except for certain aircraft-related major maintenance costs on one of our aircraft fleet types, which are capitalized as incurred and amortized over their estimated service lives. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2010	2009
Wide-body aircraft and related equipment	15 to 30 years	$5,897	$5,139
Narrow-body and feeder aircraft and related equipment	5 to 18 years	1,049	709
Package handling and ground support equipment	3 to 30 years	516	515
Vehicles	2 to 10 years	299	365
Computer and electronic equipment	2 to 10 years	130	156
Facilities and other	2 to 30 years	1,410	1,478
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $987 million in 2010, $934 million in 2009 and $911 million in 2008. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $65 million in 2010, $58 million in 2009 and $46 million in 2008.
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
There were no material property and equipment impairment charges recognized in 2010 or 2008. During 2009, we recorded $199 million in property and equipment impairment charges. These charges were primarily related to our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines.

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
A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, which is sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain employee groups and other pension plans covering certain of our international groups. The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income (“OCI”) of unrecognized gains or losses and prior service costs or credits. Additionally, the guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. See Note 8 for additional discussion related to this guidance.
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
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.
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

SELF-INSURANCE ACCRUALS. We are self-insured for workers’ compensation claims, vehicle accidents and general liabilities, benefits paid under employee healthcare programs and long-term disability benefits. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.
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
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $18 million at May 31, 2010, $46 million at May 31, 2009 and $151 million at May 31, 2008.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express total employees, are employed under a collective bargaining agreement that will become amendable during the second quarter of 2011. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.
STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $29 million in 2010, $30 million in 2009 and $29 million in 2008.
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

NOTE 2: RECENT ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance, which has been adopted by us, is relevant to the readers of our financial statements.
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
In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. This guidance became effective for our 2010 Annual Report.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and became effective for us beginning with the first quarter of fiscal year 2010.

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill and changes therein are as follows (in millions):

Goodwill acquired prior to May 31, 2008	$936

Balance as of May 31, 2008	936

Purchase adjustments and other(1)	(33)

Balance as of May 31, 2009	903

Purchase adjustments and other(1)	(11)
Transfer between segments(2)	66

Balance as of May 31, 2010(3)	$958

(1)	Primarily currency translation adjustments.

(2)	Transfer of goodwill related to the merger of Caribbean Transportation Services into us effective June 1, 2009.

(3)	We do not have any accumulated impairment losses associated with our goodwill.
The components of our identifiable intangible assets, included in other long-term assets on the accompanying balance sheets, were as follows (in millions):

	May 31, 2010			May 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$55	$(36)	$19	$52	$(28)	$24
Other	92	(91)	1	92	(83)	9

	$147	$(127)	$20	$144	$(111)	$33

Amortization expense for intangible assets was $16 million in 2010, $25 million in 2009 and $22 million in 2008. Estimated amortization expense is expected to be $6 million in 2011 and immaterial in subsequent years.
NOTE 4: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2010	2009
Accrued Salaries and Employee Benefits
Salaries	$149	$137
Employee benefits, including variable compensation	209	97
Compensated absences	421	412

	$779	$646

Accrued Expenses
Self-insurance accruals	$385	$374
Taxes other than income taxes	263	265
Other	432	390

	$1,080	$1,029

NOTE 5: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2010, are as follows (in millions):

	May 31,
	2010	2009
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.60%, due in 2098	239	239

	539	539
Capital lease obligations	128	281

	667	820
Less current portion	12	153

	$655	$667

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $539 million at May 31, 2010 and 2009, compared with estimated fair values of $640 million at May 31, 2010 and $560 million at May 31, 2009. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2010 of $369 million issued on our behalf by FedEx. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit.
Our capital lease obligations include leases for aircraft and facilities. Our facility leases include leases that guarantee the repayment of certain special facility revenue bonds that have been issued by municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These bonds require interest payments at least annually, with principal payments due at the end of the related lease agreement.
NOTE 6: LEASES
We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2040. We leased 12% of our total aircraft fleet under capital or operating leases as of May 31, 2010 as compared to 13% as of May 31, 2009. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.
The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2010	2009

Aircraft	$15	$50
Package handling and ground support equipment	165	165
Vehicles	17	17
Other, principally facilities	129	130

	326	362
Less accumulated amortization	304	293

	$22	$69

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2010	2009	2008

Minimum rentals	$1,229	$1,252	$1,261
Contingent rentals(1)	122	143	182

	$1,351	$1,395	$1,443

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011	$18	$526	$591	$1,117
2012	6	504	520	1,024
2013	118	499	448	947
2014	—	473	388	861
2015	—	455	375	830
Thereafter	—	2,003	3,055	5,058

Total	142	$4,460	$5,377	$9,837

Less amount representing interest	14

Present value of net minimum lease payments	$128

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2010 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.
We are the lessee in a series of operating leases covering a portion of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are not the primary beneficiary of the leasing entities as the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. As such, we are not required to consolidate the entity as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments shown above.

NOTE 7: INCOME TAXES
Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2010	2009	2008
Current provision (benefit)
Domestic:
Federal	$(160)	$(150)	$223
State and local	7	(17)	26
Foreign	205	208	235

	52	41	484

Deferred provision (benefit)
Domestic:
Federal	348	241	186
State and local	18	14	20
Foreign	(10)	5	31

	356	260	237

	$408	$301	$721

Pretax earnings of foreign operations for 2010, 2009 and 2008 were approximately $560 million, $139 million and $801 million, respectively, which represents only a portion of total results associated with international shipments.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2010	2009	2008
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Allocation of FedEx Office operating costs	1.9	5.3	2.5
State and local income taxes, net of federal benefit	1.5	(0.3)	1.5
Other, net	0.1	1.1	0.1

Effective tax rate	38.5%	41.1%	39.1%

Our effective tax rate in 2009 was negatively impacted by lower pre-tax income. The 2008 tax rate was negatively impacted by intercompany charges from FedEx Office and Print Services, Inc. (“FedEx Office”).

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2010		2009
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, equipment, leases and intangibles	$306	$1,577	$344	$1,342
Employee benefits	413	35	306	37
Self-insurance accruals	309	—	293	—
Other	311	877	357	757
Net operating loss/credit carryforwards	94	—	74	—
Valuation allowances	(84)	—	(68)	—

	$1,349	$2,489	$1,306	$2,136

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2010	2009
Current deferred tax asset	$360	$355
Noncurrent deferred tax liability	(1,500)	(1,185)

	$(1,140)	$(830)

We have $330 million of net operating loss carryovers in various foreign jurisdictions. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2011. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $309 million in 2010 and $175 million in 2009. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are permanently reinvested. Upon distribution, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax. Unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
Our liability for uncertain tax positions totaled $59 million at May 31, 2010, and $52 million at May 31, 2009. The balance of accrued interest and penalties was $16 million on May 31, 2010, and $15 million on May 31, 2009. Total interest and penalties included in our consolidated statements of income is immaterial. The liability recorded includes $41 million at May 31, 2010, and $36 million at May 31, 2009, associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.
We file income tax returns in the U.S., various U.S. state and local jurisdictions, and various foreign jurisdictions. During 2010, the Internal Revenue Service (“IRS”) commenced its audit of our consolidated U.S. income tax returns for the 2007 through 2009 tax years. We are no longer subject to U.S. federal income tax examination for years through 2006 except for specific U.S. federal income tax positions that are in various stages of appeal and/or litigation. No resolution date can be reasonably estimated at this time for these appeals and litigation, but their resolution is not expected to have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008
Balance at beginning of year	$52	$73	$59
Increases for tax positions taken in the current year	3	1	10
Increases for tax positions taken in prior years	8	5	13
Decreases for tax positions taken in prior years	(3)	(24)	(8)
Settlements	(1)	(3)	(1)

Balance at end of year	$59	$52	$73

Included in the May 31, 2010 and May 31, 2009 balances are $9 million and $7 million, respectively, of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion. It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will be material.
NOTE 8: RETIREMENT PLANS
RETIREMENT PLANS SPONSORED BY FEDEX
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages. These assumptions most significantly impact our U.S. domestic pension plan.
FedEx made significant changes to our retirement plans during 2008 and 2009. Beginning January 1, 2008, FedEx increased the annual company-matching contribution under the largest of our 401(k) plans covering most employees from a maximum of $500 to a maximum of 3.5% of eligible compensation. Employees not participating in the 401(k) plan as of January 1, 2008 were automatically enrolled at 3% of eligible pay with a company match of 2% of eligible pay effective March 1, 2008. As a temporary cost-control measure, FedEx suspended 401(k) company-matching contributions effective February 1, 2009. FedEx reinstated these contributions at 50% of previous levels for most employees effective January 1, 2010.
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
Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. Under the tax-qualified plans, the pension benefit is payable as a lump sum or an annuity at retirement at the election of the employee. An employee’s pay credits are determined each year under a graded formula that combines age with years of service for points. The plan interest credit rate varies from year to year based on a U.S. Treasury index.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2010	2009	2008
Pension plans sponsored by FedEx	$158	$48	$159
Other U.S. domestic and international pension plans	41	36	34
U.S. domestic and international defined contribution plans	110	161	135
Postretirement healthcare plans	35	47	66

	$344	$292	$394

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
Our employees comprise more than 74% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2010. Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2010	2009
Projected benefit obligation (“PBO”)	$13,331	$10,126
Fair value of plan assets	12,790	10,437

Funded status	$(541)	$311

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2010	2009	2008

Discount rate used to determine benefit obligation(1)	6.37%	7.68%	6.96%
Discount rate used to determine net periodic benefit cost	7.68	7.15	6.01
Rate of increase in future compensation levels used to determine benefit obligation(2)	4.63	4.42	4.51
Rate of increase in future compensation levels used to determine net periodic benefit cost(2)	4.42	4.49	4.47
Expected long-term rate of return on assets	8.00	8.50	8.50

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their present value.

(2)	Average future salary increases based on age and years of service.
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
We incurred a net periodic benefit cost of $144 million in 2010, $30 million in 2009 and $142 million in 2008, for our participation in the FedEx Plan. The increase in pension costs from 2009 to 2010 was due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date. The reduction in pension costs from 2008 to 2009 was attributable to the significantly higher discount rate that was used to determine our 2009 expense.

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 33% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $302 million at May 31, 2010 and $277 million at May 31, 2009 and PBOs aggregating approximately $304 million at May 31, 2010 and $278 million at May 31, 2009 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.
DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan as noted above. Pilots are covered under a 401(a) money purchase plan. Expense under these plans was $110 million in 2010, $161 million in 2009 and $135 million in 2008.
FEDEX EXPRESS SPONSORED RETIREMENT PLANS
PENSION PLANS. We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on final earnings and years of service and are funded in compliance with local laws and practices. For the plans sponsored by us, our assets are primarily invested in equities with the remainder in fixed income and other securities. Fair value disclosures have not been provided for these international defined benefit pension plans since the assets are primarily managed at an individual country level. The amount of assets in these plans having significant unobservable inputs (Level 3), if any, would be immaterial to our financial statements.
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
RECENT ACCOUNTING GUIDANCE. The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO of the plan.
Additionally, the accounting guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. On June 1, 2008, we made our transition election for the measurement date provision using the two-measurement approach. Under this approach, we completed two actuarial measurements, one at February 29, 2008 and the other at June 1, 2008. This approach required us to record the net periodic benefit cost for the transition period from March 1, 2008 through May 31, 2008 as an adjustment to beginning retained earnings ($15 million, net of tax) and actuarial gains and losses for the period (a gain of $11 million, net of tax) as an adjustment to the opening balance of AOCI.

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2010 and a statement of the funded status as of May 31, 2010 and 2009 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2010	2009	2010	2009
Accumulated Benefit Obligation (“ABO”)	$397	$328

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$416	$463	$365	$418
Adjustments due to change in measurement date
Service cost plus interest cost during gap period	—	11	—	13
Additional experience during gap period	—	4	—	(15)
Changes due to gap period cash flow	—	(4)	—	(5)
Service cost	22	22	19	25
Interest cost	23	21	26	28
Actuarial loss (gain)	88	(64)	82	(78)
Benefits paid	(14)	(17)	(44)	(41)
Settlements	—	(2)	—	—
Amendments	1	—	—	—
Participant contributions	3	1	21	20
Other	(26)	(19)	—	—

PBO/APBO at the end of year	$513	$416	$469	$365

Change in Plan Assets
Fair value of plan assets at the beginning of year	$204	$218	$—	$—
Adjustments due to change in measurement date
Additional experience during gap period	—	7	—	—
Changes due to gap period cash flow	—	(4)	—	—
Actual return on plan assets	37	(31)	—	—
Company contributions	30	37	23	21
Benefits paid	(14)	(17)	(44)	(41)
Other	(20)	(6)	21	20

Fair value of plan assets at the end of year	$237	$204	$—	$—

Funded Status of the Plans	$(276)	$(212)	$(469)	$(365)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(7)	$(5)	$(25)	$(24)
Noncurrent pension, postretirement healthcare and other benefit obligations	(269)	(207)	(444)	(341)

Net amount recognized	$(276)	$(212)	$(469)	$(365)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$119	$69	$(117)	$(209)
Prior service cost and other	3	3	2	2

Total	$122	$72	$(115)	$(207)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$6	$4	$(4)	$(10)
Prior service cost and other	1	—	—	—

Total	$7	$4	$(4)	$(10)

The following table presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. At May 31, 2010 and 2009, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of
	Plan Assets
	2010	2009

Pension Benefits
Fair value of plan assets	$237	$204
PBO	(513)	(416)

Net funded status	$(276)	$(212)

	ABO Exceeds the Fair Value of
	Plan Assets
	2010	2009

Pension Benefits
ABO(1)	$372	$(288)

Fair value of plan assets	$208	$154
PBO	(474)	(361)

Net funded status	$(266)	$(207)

(1)	ABO not used in determination of funded status.
The APBO exceeds plan assets for our postretirement healthcare plan, as the plan is not funded.
In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2010	2009	2008	2010	2009	2008

Service cost	$22	$22	$23	$19	$25	$28
Interest cost	24	21	21	26	28	27
Expected return on plan assets	(14)	(14)	(15)	—	—	—
Recognized actuarial losses (gains) and other	9	7	5	(10)	(6)	11

Net periodic benefit cost	$41	$36	$34	$35	$47	$66

Amounts recognized in other comprehensive income (“OCI”) were as follows (in millions):

	2010				2009
			Postretirement Healthcare				Postretirement Healthcare
	Pension Plans		Plans		Pension Plans		Plans
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount

Net gain (loss) and other arising during period	$59	$39	$101	$59	$(19)	$(13)	$(91)	$(59)
Gain from settlements and curtailments	—	—	—	—	2	1	—	—
Amortizations:
Actuarial (losses) gains and other	(4)	(3)	11	11	(5)	(3)	6	6

Total recognized in OCI	$55	$36	$112	$70	$(22)	$(15)	$(85)	$(53)

Weighted-average actuarial assumptions for the plans sponsored by us are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2010	2009	2008	2010	2009	2008

Discount rate used to determine benefit obligation(1)	4.76%	5.70%	5.14%	6.11%	7.27%	6.81%
Discount rate used to determine net periodic benefit cost	5.70	5.16	5.01	7.27	7.13	6.08
Rate of increase in future compensation levels used to determine benefit obligation(2)	4.08	3.86	4.55	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost(2)	3.86	4.59	4.28	—	—	—
Expected long-term rate of return on assets	6.64	7.16	6.73	—	—	—

(1)	The assumed interest rate used to discount the estimated future benefit payments that have been accrued to date (the PBO) to their present value.

(2)	Average future salary increases based on age and years of service.
Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans
2011	$16	$25
2012	15	27
2013	17	28
2014	17	28
2015	19	29
2016-2020	114	174
We expect to make pension plan contributions in 2011 approximating $29 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 8.5% during 2011, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7% during 2011, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2010 or 2010 benefit expense because the level of these benefits is capped.

NOTE 9: BUSINESS SEGMENT INFORMATION
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
The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2010	2009	2008

REVENUE BY SERVICE TYPE

Package:
U.S. overnight box	$5,602	$6,074	$6,578
U.S. overnight envelope	1,640	1,855	2,012
U.S. deferred	2,589	2,789	2,995

Total domestic package revenue	9,831	10,718	11,585
International Priority (IP)	7,087	6,978	7,666
International domestic(1)	578	565	663

Total package revenue	17,496	18,261	19,914

Freight:
U.S.	1,980	2,165	2,398
International priority freight	1,303	1,104	1,243
International airfreight	251	369	406

Total freight revenue	3,534	3,638	4,047
Other	213	268	285

	$21,243	$22,167	$24,246

GEOGRAPHICAL INFORMATION(2)

Revenues:
U.S.	$11,830	$12,903	$14,009
International	9,413	9,264	10,237

	$21,243	$22,167	$24,246

Noncurrent assets:
U.S.	$6,818	$6,702	$6,764
International	4,217	3,510	3,388

	$11,035	$10,212	$10,152

(1)	International domestic revenues include our international domestic operations, primarily in the United Kingdom, Canada, China, India and Mexico. We reclassified the prior period international domestic revenues previously included within other revenues to conform to the current period presentation.

(2)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Flight equipment is allocated between geographic areas based on usage.

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2010	2009	2008
Cash payments for:
Interest (net of capitalized interest)	$—	$5	$19

Income taxes	$250	$421	$526
Income tax refunds received	(207)	(313)	(76)

Cash tax payments, net	$43	$108	$450

NOTE 11: GUARANTEES AND INDEMNIFICATIONS
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
We provide guarantees on certain FedEx unsecured debt instruments aggregating $1.2 billion at May 31, 2010, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2010, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $667 million in principal of these bonds (with total future principal and interest payments of approximately $919 million as of May 31, 2010) through these leases. Of the $667 million bond principal guaranteed, $116 million was included in capital lease obligations in our balance sheet at May 31, 2010. The remaining $551 million has been accounted for as operating leases.

NOTE 12: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2010 were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2011	$824	$104	$28	$956
2012	839	10	14	863
2013	622	19	11	652
2014	480	—	10	490
2015	493	—	8	501
Thereafter	1,431	—	84	1,515

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent with another party to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.
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
We had $437 million in deposits and progress payments as of May 31, 2010 (a decrease of $107 million from May 31, 2009) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2010, with the year of expected delivery:

	B757	B777F(1)	ATR 72	Total

2011	16	4	8	28
2012	8	5	—	13
2013	—	5	—	5
2014	—	3	—	3
2015	—	3	—	3
Thereafter	—	10	—	10

Total	24	30	8	62

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to May 31, 2010, we entered into an agreement replacing the previously disclosed non-binding letter of intent with another party to acquire two additional B777Fs and expect to take delivery of these aircraft in 2011. These aircraft are not included in the table above.

NOTE 13: CONTINGENCIES
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. In April 2009, in Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of our couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that we violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. We asked the U.S. Court of Appeals for the Ninth Circuit to accept a discretionary appeal of the class certification order, but the court refused to accept it at this time. This class certification ruling does not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in all of these wage-and-hour lawsuits. We do not believe that any loss is probable in these lawsuits.
ATA Airlines. ATA Airlines has sued us in Indiana federal court alleging, among other things, that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $94 million, including lost profits and aircraft acquisition costs. We have denied any liability and contend that ATA has suffered no damages. In April 2010, the court granted our motion for partial judgment on the pleadings and dismissed all of ATA’s claims except for the breach of contract claim. In June 2010, the court denied our motion for summary judgment on the breach of contract claim, so that claim is still pending. Trial is currently scheduled for August 2010, and we still do not believe that any material loss is probable.
Other. We are subject to other legal proceedings that arise in the ordinary course of our business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.
NOTE 14: PARENT/AFFILIATE TRANSACTIONS
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
The credit, collections and customer service functions with responsibility for our customer information were moved from us into FCIS. The costs of providing these customer service functions are allocated back to us. We maintain an accounts receivable arrangement with FCIS. Under this arrangement, FCIS records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FCIS totaled $1.3 billion at May 31, 2010 and $1.0 billion at May 31, 2009.
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
NOTE 15: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

2010
Revenues	$4,882	5,235	$5,365	$5,761
Operating income	100	344	270	412
Net income	50	201	153	247

2009 (1)
Revenues	$6,360	$6,040	$5,010	$4,757
Operating income (loss)	334	527	45	(141)
Net income (loss)	197	327	(1)	(92)

(1)	Operating expenses for the fourth quarter of 2009 include a charge of $258 million primarily related to aircraft-related asset impairments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 5 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $640 million at May 31, 2010 and $560 million at May 31, 2009. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $19 million as of May 31, 2010 and $12 million as of May 31, 2009. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2010, operating income was positively impacted due to foreign currency fluctuations. During 2009, foreign currency fluctuations negatively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2010, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $35 million for 2011. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2010 and 2009, and for each of the three years in the period ended May 31, 2010, and have issued our report thereon dated July 15, 2010 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 15, 2010

SCHEDULE II
FEDERAL EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2010, 2009, AND 2008
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO COSTS	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2010	$43	$75	$—		$84	(a)	$34

2009	27	116	—		100	(a)	43

2008	27	87	—		87	(a)	27

Allowance for Revenue Adjustments

2010	$37	$—	$291	(b)	$291	(c)	$37

2009	42	—	311	(b)	316	(c)	37

2008	34	—	345	(b)	337	(c)	42

Inventory Valuation Allowance:

2010	$175	$12	$—		$17		$170

2009	163	15	—		3		175

2008	156	10	—		3		163

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2010	2009	2008	2007	2006

Earnings:
Income before income taxes	$1,059	$732	$1,846	$1,984	$1,734
Add back:
Interest expense, net of capitalized interest	—	4	19	40	54
Portion of rent expense representative of interest factor	572	576	587	580	630

Earnings as adjusted	$1,631	$1,312	$2,452	$2,604	$2,418

Fixed Charges:
Interest expense, net of capitalized interest	$—	$4	$19	$40	$54
Capitalized interest	65	58	46	32	27
Portion of rent expense representative of interest factor	572	576	587	580	630

	$637	$638	$652	$652	$711

Ratio of Earnings to Fixed Charges	2.6	2.1	3.8	4.0	3.4

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Facility Lease Agreements

10.1
Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2
First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3
Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4
Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.5
First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.6
Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7
Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8
Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.9
Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.10
Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11
Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12
Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13
Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14
First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreement

10.15
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

10.17
Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18
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

10.19
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

10.20
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

10.21
Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22
Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.23
Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.31
Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreement

10.32
Three-Year Credit Agreement dated as of July 22, 2009 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated July 22, 2009, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Exhibit
Number	Description of Exhibit

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 64 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith