Form 10-Q
period 2010-08-31
FEDERAL EXPRESS CORP
filed 2010-09-17
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2010
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
Yes ☐ No ☑
The number of shares of common stock outstanding as of September 15, 2010 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2010	May 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$518	$512
Receivables, less allowances of $75 and $71	1,465	1,455
Spare parts, supplies and fuel, less allowances of $165 and $170	306	317
Deferred income taxes	359	360
Due from parent company and other FedEx subsidiaries	383	839
Prepaid expenses and other	76	80

Total current assets	3,107	3,563

PROPERTY AND EQUIPMENT, AT COST	20,304	19,812
Less accumulated depreciation and amortization	10,658	10,511

Net property and equipment	9,646	9,301

OTHER LONG-TERM ASSETS
Goodwill	969	958
Other assets	1,037	776

Total other long-term assets	2,006	1,734

	$14,759	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2010	May 31,
	(Unaudited)	2010
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—	$12
Accrued salaries and employee benefits	764	779
Accounts payable	906	952
Accrued expenses	1,033	1,080
Due to other FedEx subsidiaries	132	146

Total current liabilities	2,835	2,969

LONG-TERM DEBT, LESS CURRENT PORTION	655	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,511	1,500
Pension, postretirement healthcare and other benefit obligations	808	786
Self-insurance accruals	613	609
Deferred lease obligations	745	723
Deferred gains, principally related to aircraft transactions	261	265
Other liabilities	103	102

Total other long-term liabilities	4,041	3,985

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	609	608
Retained earnings	6,587	6,376
Accumulated other comprehensive income	32	5

Total owner’s equity	7,228	6,989

	$14,759	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2010	2009

REVENUES	$5,769	$4,882

OPERATING EXPENSES:
Salaries and employee benefits	2,194	1,999
Purchased transportation	290	247
Rentals and landing fees	398	381
Depreciation and amortization	252	250
Fuel	754	571
Maintenance and repairs	350	260
Intercompany charges, net	506	466
Other	674	608

	5,418	4,782

OPERATING INCOME	351	100

OTHER INCOME (EXPENSE):
Interest, net	3	6
Other, net	(18)	(20)

	(15)	(14)

INCOME BEFORE INCOME TAXES	336	86

PROVISION FOR INCOME TAXES	124	36

NET INCOME	$212	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2010	2009

Operating Activities:
Net income	$212	$50
Noncash charges:
Depreciation and amortization	252	250
Other, net	26	40
Changes in assets and liabilities, net	357	286

Cash provided by operating activities	847	626

Investing Activities:
Capital expenditures	(842)	(640)
Other	1	23

Cash used in investing activities	(841)	(617)

Financing Activities:
Principal payments on debt	(11)	(8)

Cash used in financing activities	(11)	(8)

Effect of exchange rate changes on cash	11	4

Net increase in cash and cash equivalents	6	5
Cash and cash equivalents at beginning of period	512	360

Cash and cash equivalents at end of period	$518	$365

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2010, and the results of our operations and cash flows for the three-month periods ended August 31, 2010 and 2009. Operating results for the three-month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2011 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS.Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. The current agreement will become amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. We cannot estimate the financial impact, if any, the results of these negotiations may have on our future results of operations.
STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.
Our total stock-based compensation expense was $10 million for the three months ended August 31, 2010 and $11 million for the three months ended August 31, 2009. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $540 million compared with an estimated fair value of $651 million at August 31, 2010, and $539 million compared with an estimated fair value of $640 million at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2010	2009

Net income	$212	$50
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $5 in 2010 and $8 in 2009	27	9
Amortization of unrealized pension actuarial gains/losses	—	(2)

Comprehensive income	$239	$57

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2010.
Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2010	2009
Pension plans sponsored by FedEx	$80	$39
Other U.S. domestic and international pension plans	10	9
U.S. domestic and international defined contribution plans	38	22
Postretirement healthcare plans	12	9

	$140	$79

The three-month period ended August 31, 2010 reflects higher retirement plans costs for the plans sponsored by FedEx due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date and higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010. In July 2010, we announced that we are planning to fully restore the company match for our 401(k) plans effective January 1, 2011.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2011 or 2010 to pension plans sponsored by us, and we do not expect to make material contributions in 2011.

(4) Commitments
As of August 31, 2010, our purchase commitments under various contracts for the remainder of 2011 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2011 (remainder)	$543	$62	$25	$630
2012	839	10	14	863
2013	622	19	11	652
2014	480	—	10	490
2015	493	—	8	501
Thereafter	1,431	—	114	1,545

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to August 31, 2010, we entered into an agreement to acquire one MD11 aircraft and expect to take delivery of this aircraft in 2011. This aircraft is not included in the table above.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.
The amounts reflected in the table above for purchase commitments represent noncancellable agreements to purchase goods or services. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancellable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We had $640 million in deposits and progress payments as of August 31, 2010 (an increase of $203 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the number and type of aircraft we are committed to purchase as of August 31, 2010, with the year of expected delivery:

	B777F	B757	Total(1)

2011 (remainder)	4	10	14
2012	5	8	13
2013	5	—	5
2014	3	—	3
2015	3	—	3
Thereafter	10	—	10

Total	30	18	48

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Also, subsequent to August 31, 2010, we entered into an agreement to acquire one MD11 aircraft and expect to take delivery of this aircraft in 2011. This aircraft is not included in the table above.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011 (remainder)	$5	$427	$468	$895
2012	6	504	561	1,065
2013	117	499	486	985
2014	—	473	424	897
2015	—	455	409	864
Thereafter	—	2,003	3,499	5,502

Total	128	$4,361	$5,847	$10,208

Less amount representing interest	12

Present value of net minimum lease payments	$116

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
ATA Airlines. ATA Airlines has sued FedEx Express in Indiana federal court alleging, among other things, that we breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. After being advised that it would not be a part of the 2009 team, ATA ceased operations and filed for bankruptcy. ATA has alleged damages of $94 million, including lost profits and aircraft acquisition costs. We have denied any liability and contend that ATA has suffered no damages. In April 2010, the court granted our motion for partial judgment on the pleadings and dismissed all of ATA’s claims except for the breach of contract claim. In June 2010, the court denied our motion for summary judgment on the breach of contract claim, so that claim is still pending. Trial is currently scheduled for October 2010, and we still do not believe that any material loss is probable.

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
We maintain an accounts receivable arrangement with FedEx Customer Information Services, Inc. (“FCIS”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FCIS for collection. We have no continuing involvement with the receivables transferred to FCIS. Our net receivables recorded by FCIS totaled $1.2 billion at August 31, 2010 and $1.3 billion at May 31, 2010.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.
(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the three-month periods ended August 31 (in millions):

	2010	2009

Cash payments for:
Interest (net of capitalized interest)	$8	$11

Income taxes	$121	$47
Income tax refunds received	(1)	(33)

Cash tax payments, net	$120	$14

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2010, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2010 and 2009 and the condensed consolidated cash flows for the three-month periods ended August 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2010, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 15, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee
September 17, 2010

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2010.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2011 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2010	2009	Change
Revenues:
Package:
U.S. overnight box	$1,491	$1,331	12
U.S. overnight envelope	432	408	6
U.S. deferred	661	601	10

Total U.S. domestic package revenue	2,584	2,340	10

International priority	1,974	1,594	24
International domestic(1)	148	134	10

Total package revenue	4,706	4,068	16
Freight:
U.S.	523	449	16
International priority	406	260	56
International airfreight	70	61	15

Total freight revenue	999	770	30		Percent of Revenue(2)
Other	64	44	45		2010	2009

Total revenues	5,769	4,882	18		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,194	1,999	10		38.0	41.0
Purchased transportation	290	247	17		5.0	5.1
Rentals and landing fees	398	381	4		6.9	7.8
Depreciation and amortization	252	250	1		4.4	5.1
Fuel	754	571	32		13.1	11.7
Maintenance and repairs	350	260	35		6.0	5.3
Intercompany charges	506	466	9		8.8	9.5
Other	674	608	11		11.7	12.5

Total operating expenses	5,418	4,782	13		93.9%	98.0%

Operating income	$351	$100	251

Operating margin	6.1%	2.0%	410	bp

Other income (expense):
Interest, net	3	6	(50)
Other, net	(18)	(20)	(10)

	(15)	(14)	7

Income before income taxes	336	86	291

Provision for income taxes	124	36	244

Net income	$212	$50	324

(1)	International domestic revenues include our international intra-country domestic operations.

(2)	Given the fixed-cost structure of our transportation networks, the year-over-year comparison of our operating expenses as a percentage of revenue has been affected by a number of factors, including changes in fuel surcharges and economic conditions. Collectively, these factors have distorted the comparability of certain of our operating expense captions on a relative basis.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2010	2009	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,168	1,128	4
U.S. overnight envelope	624	617	1
U.S. deferred	846	823	3

Total U.S. domestic ADV	2,638	2,568	3

International priority	566	475	19
International domestic(1)	323	293	10

Total ADV	3,527	3,336	6

Revenue per package (yield):
U.S. overnight box	$19.65	$18.16	8
U.S. overnight envelope	10.64	10.17	5
U.S. deferred	12.01	11.23	7
U.S. domestic composite	15.07	14.02	7
International priority	53.70	51.61	4
International domestic(1)	7.04	7.05	—
Composite package yield	20.52	18.76	9
Freight Statistics
Average daily freight pounds:
U.S.	6,908	6,584	5
International priority	3,027	2,142	41
International airfreight	1,240	1,297	(4)

Total average daily freight pounds	11,175	10,023	11

Revenue per pound (yield):
U.S.	$1.16	$1.05	10
International priority	2.06	1.87	10
International airfreight	0.87	0.72	21
Composite freight yield	1.38	1.18	17

(1)	International domestic statistics include our international intra-country domestic operations.
Revenues
Our revenues increased 18% in the first quarter of 2011 due to a 19% increase in FedEx International Priority (“IP”) package volume, particularly from Asia, higher U.S. domestic package yields primarily driven by an increase in fuel surcharges and a 41% increase in IP freight volumes. Growth in IP freight volume was driven by exports from Latin America, Asia and the U.S. Composite package and freight yield increased in the first quarter of 2011 primarily due to higher fuel surcharges and package weights. In addition to higher fuel surcharges and package weights, U.S. domestic package yield increased in the first quarter of 2011 due to a higher rate per pound. The increase in IP package yield was partially offset by a lower rate per pound and unfavorable exchange rates.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2010	2009

U.S. Domestic and Outbound Fuel Surcharge:
Low	7.50%	1.00%
High	10.00	6.50
Weighted-average	8.50	3.29

International Fuel Surcharges:
Low	7.50	1.00
High	14.00	12.00
Weighted-average	11.08	7.30
Operating Income
Our operating income and operating margin increased during the first quarter of 2011 due to volume and yield growth, particularly in higher-margin IP package and freight services, along with a benefit from the net impact of higher fuel surcharges.
Maintenance and repairs expense increased 35% in the first quarter of 2011 primarily due to an increase in aircraft maintenance expense as a result of timing of maintenance events and higher utilization of our fleet. Purchased transportation costs increased 17% in the first quarter of 2011 due to IP package and freight volume growth. Salaries and employee benefits expense increased 10% in the first quarter of 2011 due to volume-related increases in labor hours, higher pension and medical costs, and the reinstatement of several employee compensation programs, including higher variable incentive compensation, merit salary increases and 401(k) company-matching contributions.
Fuel costs increased 32% during the first quarter of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in the first quarter of 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Other Income and Income Taxes
Interest expense increased during the first quarter of 2011 due to decreased capitalized interest primarily related to the delivery of several aircraft and completion of facility construction projects.
Our effective tax rate was 37.0% for the first quarter of 2011 and 41.9% for the first quarter of 2010. Our lower effective tax rate in the first quarter of 2011 was driven by increased pre-tax income, including the benefit derived from increases in international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2011, we expect the effective tax rate to be between 35.5% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of August 31, 2010, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2010. The Internal Revenue Service is currently auditing FedEx’s 2007 through 2009 U.S. income tax returns.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as changes to the Railway Labor Act affecting our employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;

•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	adverse weather conditions or natural disasters, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations;
•	the outcome of negotiations to reach a new collective bargaining agreement with the union that represents our pilots; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION
Date: September 17, 2010	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

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