Form 10-Q
period 2010-11-30
FEDERAL EXPRESS CORP
filed 2010-12-17
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of December 15, 2010 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2010	May 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$581	$512
Receivables, less allowances of $73 and $71	1,530	1,455
Spare parts, supplies and fuel, less allowances of $165 and $170	328	317
Deferred income taxes	376	360
Due from parent company and other FedEx subsidiaries	551	839
Prepaid expenses and other	70	80

Total current assets	3,436	3,563

PROPERTY AND EQUIPMENT, AT COST	20,932	19,812
Less accumulated depreciation and amortization	10,718	10,511

Net property and equipment	10,214	9,301

OTHER LONG-TERM ASSETS
Goodwill	982	958
Other assets	971	776

Total other long-term assets	1,953	1,734

	$15,603	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2010	May 31,
	(Unaudited)	2010
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—	$12
Accrued salaries and employee benefits	823	779
Accounts payable	986	952
Accrued expenses	1,124	1,080
Due to other FedEx subsidiaries	350	146

Total current liabilities	3,283	2,969

LONG-TERM DEBT, LESS CURRENT PORTION	655	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,603	1,500
Pension, postretirement healthcare and other benefit obligations	826	786
Self-insurance accruals	616	609
Deferred lease obligations	831	723
Deferred gains, principally related to aircraft transactions	255	265
Other liabilities	112	102

Total other long-term liabilities	4,243	3,985

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	609	608
Retained earnings	6,739	6,376
Accumulated other comprehensive income	74	5

Total owner’s equity	7,422	6,989

	$15,603	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

REVENUES	$5,841	$5,235	$11,610	$10,117

OPERATING EXPENSES:
Salaries and employee benefits	2,187	1,978	4,381	3,977
Purchased transportation	307	258	597	505
Rentals and landing fees	421	391	819	772
Depreciation and amortization	263	248	515	498
Fuel	802	637	1,556	1,208
Maintenance and repairs	319	266	669	526
Intercompany charges, net	505	464	1,011	930
Other	782	649	1,456	1,257

	5,586	4,891	11,004	9,673

OPERATING INCOME	255	344	606	444

OTHER INCOME (EXPENSE):
Interest, net	1	7	4	13
Other, net	(19)	(20)	(37)	(40)

	(18)	(13)	(33)	(27)

INCOME BEFORE INCOME TAXES	237	331	573	417

PROVISION FOR INCOME TAXES	85	130	209	166

NET INCOME	$152	$201	$364	$251

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2010	2009

Operating Activities:
Net income	$364	$251
Noncash charges:
Depreciation and amortization	515	498
Other, net	113	92
Changes in assets and liabilities, net	661	341

Cash provided by operating activities	1,653	1,182

Investing Activities:
Capital expenditures	(1,601)	(1,014)
Other	5	27

Cash used in investing activities	(1,596)	(987)

Financing Activities:
Principal payments on debt	(12)	(125)

Cash used in financing activities	(12)	(125)

Effect of exchange rate changes on cash	24	13

Net increase in cash and cash equivalents	69	83
Cash and cash equivalents at beginning of period	512	360

Cash and cash equivalents at end of period	$581	$443

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted because such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2010, the results of our operations for the three- and six-month periods ended November 30, 2010 and 2009 and cash flows for the six-month periods ended November 30, 2010 and 2009. Operating results for the three- and six-month periods ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.
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
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on October 31, 2010. In accordance with applicable labor law, we will continue to operate under our current agreement while we negotiate with our pilots. Contract negotiations with the pilots’ union began in August 2010 and are ongoing. We cannot estimate the financial impact, if any, that the results of these negotiations may have on our future results of operations.
BUSINESS ACQUISITIONS. On November 2, 2010, we entered into an agreement to acquire the logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate, Unifreight India Pvt. Ltd. Additionally, on December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, SA de CV (MultiPack), a Mexican domestic express package delivery company. Once completed, these acquisitions will give us more robust domestic transportation and related capabilities in these important global markets. These acquisitions will be funded with cash from operations and are expected to be completed during 2011, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2011 results.
STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.
Our stock-based compensation expense was $7 million for the three-month period ended November 30, 2010 and $17 million for the six-month period ended November 30, 2010. Our stock-based compensation expense was $6 million for the three-month period ended November 30, 2009 and $17 million for the six-month period ended November 30, 2009. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $540 million compared with an estimated fair value of $636 million at November 30, 2010, and $539 million compared with an estimated fair value of $640 million at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2010	2009

Net income	$152	$201
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $11 in 2010 and $3 in 2009	42	25
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2009	—	(2)

Comprehensive income	$194	$224

	Six Months Ended
	2010	2009

Net income	$364	$251
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $16 in 2010 and $11 in 2009	69	34
Amortization of unrealized pension actuarial gains/losses, net of tax of $1 in 2009	—	(4)

Comprehensive income	$433	$281

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2010.
Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Pension plans sponsored by FedEx	$81	$40	$161	$79
Other U.S. domestic and international pension plans	11	9	21	18
U.S. domestic and international defined contribution plans	37	22	75	44
Postretirement healthcare plans	12	8	24	17

	$141	$79	$281	$158

The three- and six-month periods ended November 30, 2010 reflect higher retirement plans costs for the plans sponsored by FedEx due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date and higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010. FedEx will fully restore the company match for our 401(k) plans effective January 1, 2011.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first six months of 2011 or 2010 to pension plans sponsored by us, and we do not expect to make material contributions in 2011.
(4) Commitments
As of November 30, 2010, our purchase commitments under various contracts for the remainder of 2011 and annually thereafter were as follows (in millions):

		Aircraft-
	Aircraft(1)	Related(2)	Other(3)	Total

2011 (remainder)	$186	$156	$18	$360
2012	986	4	14	1,004
2013	724	—	11	735
2014	480	—	11	491
2015	493	—	8	501
Thereafter	1,431	—	114	1,545

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees to no longer be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily aircraft modifications.

(3)	Primarily advertising and promotions contracts.
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
We had $610 million in deposits and progress payments as of November 30, 2010 (an increase of $173 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations.

The following table is a summary of the number and type of aircraft we are committed to purchase as of November 30, 2010, with the year of expected delivery:

	B777F(1)	B757	Total

2011 (remainder)	1	9	10
2012	6	9	15
2013	6	—	6
2014	3	—	3
2015	3	—	3
Thereafter	10	—	10

Total	29	18	47

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees to no longer be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2010 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011 (remainder)	$3	$393	$326	$719
2012	6	504	597	1,101
2013	117	499	523	1,022
2014	—	473	452	925
2015	—	455	432	887
Thereafter	—	2,003	3,667	5,670

Total	126	$4,327	$5,997	$10,324

Less amount representing interest	10

Present value of net minimum lease payments	$116

(5) Contingencies
Wage-and-Hour. We are a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. The following describes the wage-and-hour matters that have been certified as class actions.
In April 2009, in Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of our couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that we violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. The U.S. Court of Appeals for the Ninth Circuit has refused to accept a discretionary appeal of the class certification order at this time.

This class certification ruling does not address whether we will ultimately be held liable. We have denied any liability and intend to vigorously defend ourselves in these wage-and-hour lawsuits. Given the nature and status of these lawsuits, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, we do not believe that any loss is probable in these lawsuits.
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its lawsuit against us and awarded damages of $66 million. The suit was filed in Indiana federal court and alleged that we had breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. While we do not agree with the verdict or the amount of damages awarded and are appealing the matter, accounting standards require accrual of the $66 million loss.
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
We maintain an accounts receivable arrangement with FedEx TechConnect (formerly FedEx Customer Information Services, Inc.), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.3 billion at November 30, 2010 and May 31, 2010.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.
(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the six-month periods ended November 30 (in millions):

	2010	2009

Cash payments for:
Income taxes	$190	$112
Income tax refunds received	(50)	(69)

Cash tax payments, net	$140	$43

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2010 and 2009 and the condensed consolidated cash flows for the six-month periods ended November 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
December 17, 2010

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2010.
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

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2010	2009	Change		2010	2009	Change
Revenues:
Package:
U.S. overnight box	$1,489	$1,372	9		$2,980	$2,703	10
U.S. overnight envelope	416	395	5		848	803	6
U.S. deferred	666	626	6		1,327	1,227	8

Total U.S. domestic package revenue	2,571	2,393	7		5,155	4,733	9

International priority	2,009	1,763	14		3,983	3,357	19
International domestic(1)	165	151	9		313	285	10

Total package revenue	4,745	4,307	10		9,451	8,375	13
Freight:
U.S.	530	490	8		1,053	939	12
International priority	435	321	36		841	581	45
International airfreight	69	63	10		139	124	12

Total freight revenue	1,034	874	18		2,033	1,644	24
Other	62	54	15		126	98	29

Total revenues	5,841	5,235	12		11,610	10,117	15
Operating expenses:
Salaries and employee benefits	2,187	1,978	11		4,381	3,977	10
Purchased transportation	307	258	19		597	505	18
Rentals and landing fees	421	391	8		819	772	6
Depreciation and amortization	263	248	6		515	498	3
Fuel	802	637	26		1,556	1,208	29
Maintenance and repairs	319	266	20		669	526	27
Intercompany charges	505	464	9		1,011	930	9
Other	782	649	20		1,456	1,257	16

Total operating expenses	5,586	4,891	14		11,004	9,673	14

Operating income	$255	$344	(26)		$606	$444	36

Operating margin	4.4%	6.6%	(220	)bp	5.2%	4.4%	80	bp

Other income (expense):
Interest, net	1	7	(86)		4	13	(69)
Other, net	(19)	(20)	(5)		(37)	(40)	(8)

	(18)	(13)	38		(33)	(27)	22

Income before income taxes	237	331	(28)		573	417	37

Provision for income taxes	85	130	(35)		209	166	26

Net income	$152	$201	(24)		$364	$251	45

(1)	International domestic revenues include our international intra-country domestic operations.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2010	2009	2010	2009
Operating expenses:
Salaries and employee benefits	37.4%	37.8%	37.7%	39.3%
Purchased transportation	5.3	4.9	5.2	5.0
Rentals and landing fees	7.2	7.4	7.1	7.6
Depreciation and amortization	4.5	4.7	4.4	4.9
Fuel	13.7	12.2	13.4	12.0
Maintenance and repairs	5.5	5.1	5.8	5.2
Intercompany charges	8.6	8.9	8.7	9.2
Other	13.4	12.4	12.5	12.4

Total operating expenses	95.6	93.4	94.8	95.6

Operating margin	4.4%	6.6%	5.2%	4.4%

The following table compares selected statistics (in thousands, except yield amounts) for the three- and six-month periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2010	2009	Change	2010	2009	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,196	1,154	4	1,182	1,141	4
U.S. overnight envelope	626	606	3	625	611	2
U.S. deferred	865	858	1	855	840	2

Total U.S. domestic ADV	2,687	2,618	3	2,662	2,592	3

International priority	585	529	11	575	502	15
International domestic(1)	354	338	5	339	315	8

Total ADV	3,626	3,485	4	3,576	3,409	5

Revenue per package (yield):
U.S. overnight box	$19.75	$18.87	5	$19.70	$18.51	6
U.S. overnight envelope	10.54	10.36	2	10.59	10.27	3
U.S. deferred	12.24	11.58	6	12.12	11.40	6
U.S. domestic composite	15.19	14.51	5	15.13	14.26	6
International priority	54.54	52.88	3	54.12	52.27	4
International domestic(1)	7.39	7.09	4	7.22	7.07	2
Composite package yield	20.77	19.62	6	20.65	19.19	8
Freight Statistics
Average daily freight pounds:
U.S.	7,459	7,193	4	7,179	6,883	4
International priority	3,320	2,571	29	3,171	2,353	35
International airfreight	1,243	1,207	3	1,242	1,253	(1)

Total average daily freight pounds	12,022	10,971	10	11,592	10,489	11

Revenue per pound (yield):
U.S.	$1.13	$1.08	5	$1.15	$1.07	7
International priority	2.08	1.98	5	2.07	1.93	7
International airfreight	0.88	0.83	6	0.87	0.77	13
Composite freight yield	1.36	1.26	8	1.37	1.22	12

(1)	International domestic statistics include our international intra-country domestic operations.

Revenues
Our revenues increased 12% in the second quarter of 2011 and 15% in the first half of 2011 primarily due to an increase in FedEx International Priority (“IP”) package and freight volume, as well as higher U.S. domestic package and IP yields. IP package volume increased in the second quarter and first half of 2011 primarily due to exports from Asia. IP freight volume increased in the second quarter of 2011 primarily due to exports from Europe and Asia and during the first half of 2011 primarily due to exports from Asia.
For the second quarter of 2011, U.S. domestic package yields increased due to a higher rate per pound, higher fuel surcharges and increased package weights. IP package yields increased due to increased package weights and higher fuel surcharges.
The increase in U.S. domestic package yields in the first half of 2011 was due to higher fuel surcharges as well as a higher rate per pound and increased package weights. IP package yields increased in the first half of 2011 due to increased package weights and higher fuel surcharges, partially offset by a lower rate per pound.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three- and six-month periods ended November 30:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

U.S. Domestic and Outbound Fuel Surcharge:
Low	7.00%	5.50%	7.00%	1.00%
High	8.50	7.50	10.00	7.50
Weighted-average	7.82	6.35	8.17	4.81

International Fuel Surcharges:
Low	7.00	5.50	7.00	1.00
High	13.50	12.50	14.00	12.50
Weighted-average	10.59	9.57	10.83	8.50
On September 29, 2010, we announced a 5.9% average list price increase effective January 3, 2011, on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. In addition, we will implement a change to the dimensional weight volumetric divisor for U.S. domestic services. In September 2009, we announced a 5.9% average list price increase effective January 4, 2010 on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. Furthermore, in connection with these changes, the structure of our fuel surcharge table was modified.
Operating Income
Our operating income and operating margin decreased during the second quarter of 2011. The year-over-year comparison of the results was impacted by a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 5 of the accompanying condensed consolidated financial statements) recorded during the second quarter of 2011, and the inclusion in the second quarter of 2010 of a benefit of $54 million for plan design changes to a self-insurance program, which required a remeasurement of the plan liabilities. The combination of these two items significantly impacted year-over-year operating margin comparisons. In addition, the reinstatement of certain employee compensation programs, increased aircraft maintenance costs and higher pension expenses offset the benefit of increased revenues and the positive net impact of higher fuel surcharges.
Our operating income and operating margin increased in the first half of 2011 as a result of volume and yield growth, particularly in higher-margin IP package and freight services, along with a benefit from the net impact of higher fuel surcharges. However, the first half was also negatively impacted by the higher expenses noted above.

Salaries and employee benefits expense increased 11% in the second quarter and 10% in the first half of 2011 due to volume-related increases in labor hours, higher pension costs, and the reinstatement of several employee compensation programs, including higher variable incentive compensation, merit salary increases and 401(k) company-matching contributions. Purchased transportation costs increased 19% in the second quarter of 2011 and 18% in the first half of 2011 due to IP package and freight volume growth. Maintenance and repairs expense increased 20% in the second quarter of 2011 and 27% in the first half of 2011 primarily due to an increase in aircraft maintenance expenses as a result of timing of maintenance events and higher utilization of our fleet driven by increased volumes. Intercompany charges increased 9% in the second quarter and first half of 2011 primarily due to higher marketing and sales costs.
Fuel costs increased 26% in the second quarter of 2011 and 29% in the first half of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in both the second quarter and first half of 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Other Income and Income Taxes
Interest expense increased during the second quarter and first half of 2011 due to decreased capitalized interest primarily related to the delivery of several aircraft and completion of facility construction projects.
Our effective tax rate was 35.8% for the second quarter and 36.5% for the first half of 2011 compared with 39.2% for the second quarter and 39.7% for the first half of 2010. Our lower effective tax rates in the second quarter and first half of 2011 were driven primarily by the benefit derived from increases in international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2011, we expect the effective tax rate to be between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of November 30, 2010, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2010. The Internal Revenue Service is currently auditing FedEx’s 2007 through 2009 U.S. income tax returns.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	the impact of any international conflicts or terrorist activities on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and web site, which can adversely affect shipment levels;
•	the price and availability of jet and vehicle fuel;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as changes to the Railway Labor Act affecting our employees), environmental (such as climate change legislation) or postal rules;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	significant changes in the volume of shipments transported through our network, customer demand for our various services or the prices we obtain for our services;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;

•	adverse weather conditions or natural disasters, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations;
•	the outcome of negotiations to reach a new collective bargaining agreement with the union that represents our pilots; and
•	other risks and uncertainties you can find in FedEx’s and our press releases and Securities and Exchange Commission filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying condensed consolidated financial statements.

Item 1A.	Risk Factors
Increased pilot safety requirements could impose substantial costs on us. The Federal Aviation Administration, in September 2010, proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. It is reasonably possible that these rules, if enacted as currently drafted, or other future flight safety requirements could impose material costs on us.
Otherwise, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: December 17, 2010	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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