Form 10-Q
period 2011-02-28
FEDERAL EXPRESS CORP
filed 2011-03-18
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of March 16, 2011 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28,
	2011	May 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$570	$512
Receivables, less allowances of $73 and $71	1,605	1,455
Spare parts, supplies and fuel, less allowances of $165 and $170	344	317
Deferred income taxes	376	360
Due from parent company and other FedEx subsidiaries	512	839
Prepaid expenses and other	83	80

Total current assets	3,490	3,563

PROPERTY AND EQUIPMENT, AT COST	21,282	19,812
Less accumulated depreciation and amortization	10,893	10,511

Net property and equipment	10,389	9,301

OTHER LONG-TERM ASSETS
Goodwill	1,079	958
Other assets	999	776

Total other long-term assets	2,078	1,734

	$15,957	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2011	May 31,
	(Unaudited)	2010
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$17	$12
Accrued salaries and employee benefits	759	779
Accounts payable	987	952
Accrued expenses	1,058	1,080
Due to other FedEx subsidiaries	549	146

Total current liabilities	3,370	2,969

LONG-TERM DEBT, LESS CURRENT PORTION	655	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,867	1,500
Pension, postretirement healthcare and other benefit obligations	840	786
Self-insurance accruals	621	609
Deferred lease obligations	686	723
Deferred gains, principally related to aircraft transactions	249	265
Other liabilities	114	102

Total other long-term liabilities	4,377	3,985

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	609	608
Retained earnings	6,840	6,376
Accumulated other comprehensive income	106	5

Total owner’s equity	7,555	6,989

	$15,957	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

REVENUES	$5,914	$5,365	$17,524	$15,482

OPERATING EXPENSES:
Salaries and employee benefits	2,255	2,076	6,636	6,053
Purchased transportation	313	268	910	773
Rentals and landing fees	419	392	1,238	1,164
Depreciation and amortization	263	251	778	749
Fuel	898	695	2,454	1,903
Maintenance and repairs	330	260	999	786
Intercompany charges, net	491	490	1,502	1,420
Other	769	663	2,225	1,920

	5,738	5,095	16,742	14,768

OPERATING INCOME	176	270	782	714

OTHER INCOME (EXPENSE):
Interest, net	2	—	6	13
Other, net	(22)	(26)	(59)	(66)

	(20)	(26)	(53)	(53)

INCOME BEFORE INCOME TAXES	156	244	729	661

PROVISION FOR INCOME TAXES	56	91	265	257

NET INCOME	$100	$153	$464	$404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28,
	2011	2010

Operating Activities:
Net income	$464	$404
Noncash charges:
Depreciation and amortization	779	749
Other, net	372	197
Changes in assets and liabilities, net	546	103

Cash provided by operating activities	2,161	1,453

Investing Activities:
Capital expenditures	(2,038)	(1,237)
Business acquisition, net of cash acquired	(96)	—
Other	11	25

Cash used in investing activities	(2,123)	(1,212)

Financing Activities:
Principal payments on debt	(12)	(132)

Cash used in financing activities	(12)	(132)

Effect of exchange rate changes on cash	32	5

Net increase in cash and cash equivalents	58	114
Cash and cash equivalents at beginning of period	512	360

Cash and cash equivalents at end of period	$570	$474

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2011, the results of our operations for the three- and nine-month periods ended February 28, 2011 and 2010 and cash flows for the nine-month periods ended February 28, 2011 and 2010. Operating results for the three- and nine-month periods ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.
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
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement that became amendable on October 31, 2010. In January 2011, we reached a tentative agreement with the pilots’ union on a new labor contract. The proposed new contract includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. Contract ratification is expected during the fourth quarter of 2011, but cannot be assured. If ratified, the new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled.
BUSINESS ACQUISITIONS. On February 22, 2011, we completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash. The financial results of the acquired businesses are included in our results from the date of acquisition and were not material to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill.
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, SA de CV (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during 2011, subject to customary closing conditions. The financial results of the acquired company will be included in our results from the date of acquisition and will be immaterial to our 2011 results.
These acquisitions will give us more robust domestic transportation and added capabilities in these important global markets.
STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $6 million for the three-month period ended February 28, 2011 and $23 million for the nine-month period ended February 28, 2011. Our stock-based compensation expense was $6 million for the three-month period ended February 28, 2010 and $23 million for the nine-month period ended February 28, 2010. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $540 million compared with an estimated fair value of $612 million at February 28, 2011, and $539 million compared with an estimated fair value of $640 million at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 28 (in millions):

	Three Months Ended
	2011	2010

Net income	$100	$153
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $3 in 2011 and $5 in 2010	32	(27)
Amortization of unrealized pension actuarial gains/losses and other	—	(2)

Comprehensive income	$132	$124

	Nine Months Ended
	2011	2010

Net income	$464	$404
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $19 in 2011 and $6 in 2010	101	7
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1 in 2010	—	(6)

Comprehensive income	$565	$405

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2011.

Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Pension plans sponsored by FedEx	$80	$39	$241	$118
Other U.S. domestic and international pension plans	12	8	33	26
U.S. domestic and international defined contribution plans	46	31	121	75
Postretirement healthcare plans	12	9	36	26

	$150	$87	$431	$245

The three- and nine-month periods ended February 28, 2011 reflect higher retirement plans costs for the plans sponsored by FedEx due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date. Additionally, we incurred higher expenses for our 401(k) plans due to the partial reinstatement of the company-matching contributions on January 1, 2010 and the full restoration of company-matching contributions on January 1, 2011.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first nine months of 2011 or 2010 to pension plans sponsored by us, and we do not expect to make material contributions in 2011.
(4) Commitments
As of February 28, 2011, our purchase commitments under various contracts for the remainder of 2011 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft
	Related(1)	Other(2)	Total

2011 (remainder)	$122	$6	$128
2012	1,169	14	1,183
2013	1,014	11	1,025
2014	755	14	769
2015	493	8	501
Thereafter	1,431	113	1,544

(1)	Our obligation to purchase 15 of these aircraft (Boeing 777 Freighters, or B777Fs) is conditioned upon there being no event that causes us or our employees to no longer be covered by the Railway Labor Act of 1926, as amended.

(2)	Primarily advertising and promotions contracts.
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

We had $546 million in deposits and progress payments as of February 28, 2011 (an increase of $109 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitments to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the number and type of aircraft we are committed to purchase as of February 28, 2011, with the year of expected delivery:

	B777F(1)	B757	MD11	Total

2011 (remainder)	—	2	1	3
2012	6	11	—	17
2013	6	—	—	6
2014	7	—	—	7
2015	3	—	—	3
Thereafter	10	—	—	10

Total	32	13	1	46

(1)	Our obligation to purchase 15 of these B777F aircraft is conditioned upon there being no event that causes us or our employees to no longer be covered by the Railway Labor Act of 1926, as amended.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2011 (remainder)	$2	$116	$168	$284
2012	24	494	629	1,123
2013	117	499	553	1,052
2014	—	473	481	954
2015	—	455	460	915
Thereafter	—	2,003	3,779	5,782

Total	143	$4,040	$6,070	$10,110

Less amount representing interest	9

Present value of net minimum lease payments	$134

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
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. The suit was filed in Indiana federal court and alleged that we had breached a contract by not including ATA on our 2009 Civil Reserve Air Fleet (CRAF)/Air Mobility Command (AMC) team, which provides cargo and passenger service to the U.S. military. While we do not agree with the verdict or the amount of damages awarded and have appealed the matter to the U.S. Court of Appeals for the Seventh Circuit, accounting standards required an accrual of a $66 million loss in the second quarter of 2011. We did not accrue the $5 million of interest as a loss because we have additional arguments on appeal that lead us to believe that loss of that amount is not probable.
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
We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.3 billion at February 28, 2011 and May 31, 2010.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.

(7) Supplemental Cash Flow Information
The following table presents supplemental cash flow information for the nine-month periods ended February 28 (in millions):

	2011	2010
Cash payments for:
Interest (net of capitalized interest)	$9	$2

Income taxes	$259	$196
Income tax refunds received	(256)	(141)

Cash tax payments, net	$3	$55

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 28, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
March 18, 2011

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2010 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2011.
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc., with customer-facing sales, marketing and information technology support, as well as retail access for our customers through FedEx Office and Print Services, Inc. and customer service, technical support, and billing and collection services through FedEx TechConnect, Inc.
The operating expenses line item “Intercompany charges” on the financial summary represents an allocation that primarily includes costs for services provided to us by FedEx Services as described above. These costs are allocated based on metrics such as relative revenues or estimated services provided. “Intercompany charges” also includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe these allocations approximate the net cost of providing these functions.
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

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues:
Package:
U.S. overnight box	$1,514	$1,413	7		$4,494	$4,116	9
U.S. overnight envelope	425	400	6		1,273	1,203	6
U.S. deferred	743	692	7		2,070	1,919	8

Total U.S. domestic package revenue	2,682	2,505	7		7,837	7,238	8

International priority	1,974	1,748	13		5,957	5,105	17
International domestic(1)	158	142	11		471	427	10

Total package revenue	4,814	4,395	10		14,265	12,770	12
Freight:
U.S.	565	525	8		1,618	1,464	11
International priority	412	329	25		1,253	910	38
International airfreight	68	61	11		207	185	12

Total freight revenue	1,045	915	14		3,078	2,559	20
Other	55	55	—		181	153	18

Total revenues	5,914	5,365	10		17,524	15,482	13
Operating expenses:
Salaries and employee benefits	2,255	2,076	9		6,636	6,053	10
Purchased transportation	313	268	17		910	773	18
Rentals and landing fees	419	392	7		1,238	1,164	6
Depreciation and amortization	263	251	5		778	749	4
Fuel	898	695	29		2,454	1,903	29
Maintenance and repairs	330	260	27		999	786	27
Intercompany charges	491	490	—		1,502	1,420	6
Other	769	663	16		2,225	1,920	16

Total operating expenses	5,738	5,095	13		16,742	14,768	13

Operating income	$176	$270	(35)		$782	$714	10

Operating margin	3.0%	5.0%	(200	) bp	4.5%	4.6%	(10	) bp

Other income (expense):
Interest, net	2	—	—		6	13	(54)
Other, net	(22)	(26)	(15)		(59)	(66)	(11)

	(20)	(26)	(23)		(53)	(53)	—

Income before income taxes	156	244	(36)		729	661	10

Provision for income taxes	56	91	(38)		265	257	3

Net income	$100	$153	(35)		$464	$404	15

(1)	International domestic revenues include our international intra-country domestic operations.

	Percent of Revenue		Percent of Revenue
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	38.1%	38.7%	37.9%	39.1%
Purchased transportation	5.3	5.0	5.2	5.0
Rentals and landing fees	7.1	7.3	7.0	7.5
Depreciation and amortization	4.4	4.7	4.4	4.8
Fuel	15.2	13.0	14.0	12.3
Maintenance and repairs	5.6	4.8	5.7	5.1
Intercompany charges	8.3	9.1	8.6	9.2
Other	13.0	12.4	12.7	12.4

Total operating expenses	97.0	95.0	95.5	95.4

Operating margin	3.0%	5.0%	4.5%	4.6%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2011	2010	Change	2011	2010	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,218	1,190	2	1,194	1,157	3
U.S. overnight envelope	631	601	5	627	608	3
U.S. deferred	952	949	—	887	876	1

Total U.S. domestic ADV	2,801	2,740	2	2,708	2,641	3

International priority	558	530	5	569	511	11
International domestic(1)	337	317	6	338	315	7

Total ADV	3,696	3,587	3	3,615	3,467	4

Revenue per package (yield):
U.S. overnight box	$20.05	$19.16	5	$19.81	$18.73	6
U.S. overnight envelope	10.87	10.70	2	10.68	10.41	3
U.S. deferred	12.60	11.77	7	12.29	11.53	7
U.S. domestic composite	15.45	14.74	5	15.23	14.43	6
International priority	57.07	53.23	7	55.06	52.59	5
International domestic(1)	7.54	7.22	4	7.33	7.12	3
Composite package yield	21.01	19.76	6	20.77	19.39	7
Freight Statistics
Average daily freight pounds:
U.S.	8,000	7,906	1	7,447	7,217	3
International priority	3,131	2,577	21	3,158	2,427	30
International airfreight	1,262	1,184	7	1,248	1,230	1

Total average daily freight pounds	12,393	11,667	6	11,853	10,874	9

Revenue per pound (yield):
U.S.	$1.14	$1.07	7	$1.14	$1.07	7
International priority	2.12	2.06	3	2.09	1.97	6
International airfreight	0.88	0.84	5	0.88	0.79	11
Composite freight yield	1.36	1.26	8	1.37	1.24	10

(1)	International domestic statistics include our international intra-country domestic operations.

Revenues
Our revenues increased 10% in the third quarter of 2011 primarily due to an increase in FedEx International Priority (“IP”) and U.S. domestic package yields, as well as higher IP package and freight volume. IP package yield increased in the third quarter of 2011 due to increased package weights, rate increases and higher fuel surcharges. Domestic package yields increased in the third quarter of 2011 due to higher fuel surcharges, rate increases and increased package weights. Exports from Asia and Europe drove increases in IP package and freight volume in the third quarter. Despite the growth in our business, our revenues were negatively impacted by severe winter weather conditions in the third quarter of 2011.
In the nine months of 2011, our revenues increased 13% primarily due to higher IP package and freight volume and an increase in U.S. domestic and IP package yields. Exports from Asia and Europe drove increases in IP package and freight volume in the nine months of 2011. U.S. domestic package yields increased in the nine months of 2011 due to higher fuel surcharges, rate increases and increased package weights. IP package yields increased in the nine months of 2011 due to increased package weights and higher fuel surcharges.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

U.S. Domestic and Outbound Fuel Surcharge:
Low	9.00%	6.50%	7.00%	1.00%
High	10.00	8.50	10.00	8.50
Weighted-average	9.70	7.42	8.68	5.70

International Fuel Surcharges:
Low	9.00	6.50	7.00	1.00
High	15.00	13.00	15.00	13.00
Weighted-average	12.04	10.25	11.22	9.09
On January 3, 2011, we implemented a 5.9% average list price increase on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. On January 4, 2010, we implemented a 5.9% average list price increase on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income and operating margin decreased during the third quarter of 2011. Increased aircraft maintenance costs, the reinstatement of certain employee compensation programs, higher retirement plans and medical expenses, and the negative impact of severe winter weather more than offset the benefit of increased revenues.
Our operating income increased in the nine months of 2011 as a result of volume and yield growth, particularly in higher-margin IP package and freight services. However, the nine months was also negatively impacted by a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 5 of the accompanying condensed consolidated financial statements) recorded during the second quarter of 2011 and the inclusion in the second quarter of 2010 of a benefit of $54 million for plan design changes to a self-insurance program, which required a remeasurement of the plan liabilities. The combination of these two items, as well as the severe winter weather noted above, significantly impacted the year-over-year operating margin comparisons for the nine months of 2011.

Salaries and employee benefits expense increased 9% in the third quarter and 10% in the nine months of 2011 due to volume-related increases in labor hours, the reinstatement of several employee compensation programs including merit salary increases, higher pension and medical costs, and full 401(k) company-matching contributions. Purchased transportation costs increased 17% in the third quarter of 2011 and 18% in the nine months of 2011 due to IP package and freight volume growth. Maintenance and repairs expense increased 27% in the third quarter and nine months of 2011 primarily due to an increase in aircraft maintenance expenses as a result of timing of maintenance events and higher utilization of our fleet driven by increased volumes. Other operating expenses increased 16% in the third quarter of 2011 primarily due to other volume- and weather-related expenses.
Fuel costs increased 29% in both the third quarter and nine months of 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had an immaterial impact on operating income in the third quarter and a positive impact in the nine months of 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Income Taxes
Our effective tax rate was 35.9% for the third quarter of 2011 and 36.4% for the nine months of 2011, compared with 37.3% for the third quarter of 2010 and 38.8% for the nine months of 2010. Our lower effective tax rates in 2011 were driven primarily by the benefit derived from increases in international earnings, which are generally taxed at lower rates than in the U.S. For 2011, we expect the effective tax rate to be 36.0% to 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
As of February 28, 2011, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2010. The Internal Revenue Service is currently auditing our 2007 through 2009 consolidated U.S. income tax returns.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying condensed consolidated financial statements.
In February 2011, we received a demand for the production of information and documents in connection with a civil investigation by the Antitrust Division of the U.S. Department of Justice into the policies and practices of FedEx and United Parcel Service, Inc. for dealing with third-party consultants who work with shipping customers to negotiate lower rates. We are also engaged in related litigation with one of these third-party pricing consultants. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with this investigation and vigorously defending against the litigation.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended November 30, 2010.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION
Date: March 18, 2011	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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