Form 10-K
period 2011-05-31
FEDERAL EXPRESS CORP
filed 2011-07-12
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 12, 2011, 1,000 shares of the Registrant’s common stock were outstanding.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

ITEM 1.	BUSINESS
Overview
Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-definite delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 143,000 employees and have approximately 57,000 drop-off locations (including FedEx Office centers), 688 aircraft and approximately 50,000 vehicles and trailers in our integrated global network.
FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides us and other FedEx subsidiaries with sales, marketing, information technology, customer service and certain other back-office support. FedEx Services and its subsidiary FedEx TechConnect, Inc. provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.
FedEx’s wholly owned subsidiary FedEx Office and Print Services, Inc. (“FedEx Office”) provides customer access to our shipping services. FedEx Office has approximately 1,950 locations and offers the full range of our services at virtually all U.S. locations. In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail product assortment.
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
Services
We offer a wide range of shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire United States population. We offer three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market.
International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. We also offer domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India and Mexico. In addition, we offer comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

We provide our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. Our global certification enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the United States and Japan, recognize ISO standards.
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
•	We have agreed, subject to certain conditions, to purchase a total of 45 B777 Freighter (“B777F”) aircraft, a new high-capacity, long-range airplane, 12 of which have already been delivered. We also hold options to purchase an additional 13 B777F aircraft. The B777F enables us to fly between major world markets with lower operating costs, more shipments and in less time than before, allowing later cut-off times for customers in these markets to drop off their shipments.
•	In 2011, we added more daily scheduled transpacific and transatlantic flights, providing needed capacity between Asia, Europe and the United States.
We recently made strategic moves in India and Mexico:
•	In February 2011, we acquired the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd.
•	On December 15, 2010, we entered into an agreement to acquire Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, which we expect to complete in the first quarter of 2012.
These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets, and are expected to provide important contributions to our long-term growth, productivity and profitability.
We began serving mainland China in 1984, and since that time, we have expanded our service to cover more than 400 cities across the country. Within the past few years, we have taken several important actions that bolster our presence there. As an example, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. The new hub assumed and expanded the activities of our previous hub in Subic Bay, Philippines and better serves our global customers doing business in and with the China and Asia-Pacific markets.

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
FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’ privacy, and we strive to provide a safe, secure online environment for our customers.
Marketing
The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:
•	The National Football League (NFL), as its “Official Delivery Service Sponsor”
•	FedExField, home of the NFL’s Washington Redskins

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series
•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players
•	The FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital
•	FedExForum, home of the NBA’s Memphis Grizzlies
•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament
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
We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2011 was based on the average spot price for jet fuel published for April 2011. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2011—10%; 2010 — 6%; and 2009 — 17%. These percentages include certain fuel surcharge reductions that are associated with our annual base rate increases.
Operations
Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland, Fort Worth and Greensboro and major metropolitan sorting facilities in Los Angeles and Chicago.
Facilities in Anchorage, Paris, Guangzhou and Cologne/Bonn serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London, and Pearson Airport in Toronto. The facilities in Guangzhou, Paris and Cologne/Bonn are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.

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
Fuel Supplies and Costs
During 2011, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for specific amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”
The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

	Total Cost	Percentage of Total
Fiscal Year	(in millions)	Revenues

2011	$3,178	13.2%
2010	2,342	11.0
2009	2,932	13.2
2008	3,396	14.0
2007	2,639	11.7
Approximately 11% of our requirement for vehicle fuel is purchased in bulk. The remainder of our requirement is satisfied by retail purchases with various discounts.
Competition
As described in Item 1A of this Annual Report on Form 10-K (“Risk Factors”), the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. The ability to compete effectively depends upon price, frequency, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, reliability and innovative service offerings.
Competitors within the United States include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, air freight forwarders and the U.S. Postal Service. Our principal international competitors are DHL, UPS, TNT, other foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of our international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees
We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2011, we employed approximately 95,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 15% are employed in the Memphis area. Our international employees in the aggregate represent approximately 27% of all employees.
Our pilots, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. During the fourth quarter of 2011, our pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled.
Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees. Certain of our non-U.S. employees are unionized. We believe our relationship with all of our employees is excellent.
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
In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. It is reasonably possible that these rules, if enacted as currently drafted, or other future flight safety requirements could impose material costs on us.
The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. We hold various certificates issued by the DOT, authorizing us to engage in U.S. and international air transportation of property and mail on a worldwide basis.

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA has issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contains many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security requirements could impose material costs on us.
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
Our operations outside the United States, such as our growing international domestic operations, are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, the Chinese government has adopted postal regulations that exclude foreign-owned companies such as us from competing in the mainland China domestic document delivery market.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions, including our aircraft emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all of our flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).
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
The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are the dominant national transportation systems of today. As an air express carrier with an integrated air/ground network, we and our employees have been covered by the RLA since the founding of the company in 1971. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting global commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as ours, cannot be shut down by the actions of a local segment of the network.
The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most of our employees from the jurisdiction of the RLA, thereby exposing our network to sporadic labor disputes and the risk that small groups of employees could disrupt our entire air/ground network. In addition, federal and state governmental agencies have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. For a description of these potential labor law changes, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

ITEM 1A.	RISK FACTORS
We present information about our risk factors on pages 29 through 32 of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2011, our aircraft fleet consisted of the following:

					Maximum Operational
					Revenue Payload
					(Pounds per
Description	Owned	Leased	Total		Aircraft)(1)
Boeing B777F	12	0	12		178,000
Boeing MD11	38	26	64	(2)	164,200
Boeing MD10-30	10	7	17		114,200
Boeing MD10-10	58	0	58		108,700
Airbus A300-600	35	36	71		85,600
Airbus A310-200/300	50	3	53		61,900
Boeing B757-200	58	0	58	(3)	45,800
Boeing B727-200	65	2	67		38,200
ATR 72-202/212	21	0	21	(4)	14,660
ATR 42-300/320	26	0	26		10,880
Cessna 208B	241	0	241		2,500

Total	614	74	688

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	Includes 4 aircraft not currently in operation and awaiting completion of modification.

(3)	Includes 21 aircraft not currently in operation and awaiting completion of modification.

(4)	Includes 5 aircraft not currently in operation and awaiting completion of modification.
•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any aircraft we operate.
•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

•	The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.
•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.
•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.
•	The B727s are three-engine, narrow-bodied aircraft configured for cargo service.
•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.
An inventory of spare engines and parts is maintained for each aircraft type.
In addition, we lease smaller aircraft, which feed packages to and from airports primarily outside the U.S. served by our larger jet aircraft. The lease agreements generally call for the owner-lessor to provide the aircraft, flight crews, insurance and maintenance, as well as fuel and other supplies required to operate the aircraft. Our lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.
At May 31, 2011, we operated approximately 50,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2011, with the year of expected delivery:

	B757	B777F(1)	Total

2012	16	7	23
2013	4	6	10
2014	—	7	7
2015	—	3	3
2016	—	3	3
Thereafter	—	7	7

Total	20	33	53

(1)	Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees to not be covered by the RLA.
As of May 31, 2011, deposits and progress payments of $604 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 13 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities
At May 31, 2011, we operated the following major sorting and handling facilities:

			Sorting		Lease
		Square	Capacity		Expiration
Location	Acres	Feet	(per hour)(1)	Lessor	Year

National
Memphis, Tennessee	518	3,450,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	335	2,509,000	215,000	Indianapolis Airport Authority	2017/2028 (5)

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	51	419,000	52,000	City of Chicago	2028

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2021/2025 (6)

International
Anchorage, Alaska (2)	64	332,000	24,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	87	861,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	882,000	61,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2017, and lease for additional buildings expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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
We have additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. We also have a substantial presence at airports in Hong Kong, Taiwan, Dubai and Miami.
Administrative and Other Properties and Facilities
Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. We also lease 39 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.
We own or lease approximately 670 facilities for city station operations in the United States. In addition, approximately 400 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
As of May 31, 2011, we had approximately 45,000 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. As of May 31, 2011, we also had approximately 13,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, we had approximately 4,500 drop-off locations.

ITEM 3.	LEGAL PROCEEDINGS
FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 14 of the accompanying consolidated financial statements.
As described below, we have received requests for information from various governmental agencies over the past five years related to possible anti-competitive behavior in several package and freight transportation segments. We do not believe that we have engaged in any anti-competitive activities, and we are cooperating with these investigations.
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

In February 2011, we received a demand for the production of information and documents in connection with a civil investigation by the DOJ into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. Related antitrust litigation with one of these third party consultants was dismissed in early June 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in late June 2011.

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
Management’s discussion and analysis of results of operations and financial condition is presented on pages 22 through 32 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative information about market risk is presented on page 62 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2011 thereon, are presented on pages 35 through 61 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 33 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 34 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Of the fees Ernst & Young LLP billed FedEx for services provided during 2011 and 2010, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2011	2010
Audit fees	$8,102	$7,924
Audit-related fees	524	666
Tax fees	354	322
All other fees	3	56

Total	$8,983	$8,968

•	Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.
•	Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2011 and 2010 include fees primarily for benefit plan audits.
•	Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $137,000 in 2011 and $169,000 in 2010.
•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2011 and 2010 include fees for information technology risk advisory and online technical resources.
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
In addition, FedEx’s independent registered public accounting firm may not provide any services, including financial counseling and tax services, to any FedEx officer, Audit Committee member or FedEx managing director (or its equivalent) in the Finance department or to any immediate family member of any such person.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 12, 2011 thereon, are listed on page 21 and presented on pages 35 through 61 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 12, 2011 thereon, is presented on pages 63 through 64 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index on pages E-1 through E-6 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Dated: July 12, 2011	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2011

/s/ CATHY D. ROSS Cathy D. Ross	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	July 12, 2011

/s/ J. RICK BATEMAN J. Rick Bateman	Vice President and Worldwide Controller (Principal Accounting Officer)	July 12, 2011

/s/ FREDERICK W. SMITH* Frederick W. Smith	Chairman of the Board of Directors	July 12, 2011

/s/ ROBERT B. CARTER* Robert B. Carter	Director	July 12, 2011

/s/ MICHAEL L. DUCKER* Michael L. Ducker	Executive Vice President and Chief Operating Officer and Director	July 12, 2011

/s/ T. MICHAEL GLENN* T. Michael Glenn	Director	July 12, 2011

Signature	Capacity	Date

/s/ ALAN B. GRAF, JR.* Alan B. Graf, Jr.	Director	July 12, 2011

/s/ JAMES R. PARKER* James R. Parker	Executive Vice President of Air Operations and Director	July 12, 2011

/s/ CHRISTINE P. RICHARDS* Christine P. Richards	Director	July 12, 2011

*By:	/s/ J. RICK BATEMAN
	J. Rick Bateman	July 12, 2011
Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OVERVIEW OF FINANCIAL SECTION
The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2011 results compared to 2010, and 2010 results compared to 2009. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2012. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2011 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.
DESCRIPTION OF BUSINESS
We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc., with customer-facing sales, marketing and information technology support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”) and customer service, technical support and billing and collection services through FedEx TechConnect, Inc.
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
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2011 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2011	2010	2009	2011/2010		2010/2009
Revenues:
Package:
U.S. overnight box	$6,128	$5,602	$6,074	9		(8)
U.S. overnight envelope	1,736	1,640	1,855	6		(12)
U.S. deferred	2,805	2,589	2,789	8		(7)

Total U.S. domestic package revenue	10,669	9,831	10,718	9		(8)

International priority	8,228	7,087	6,978	16		2
International domestic(1)	653	578	565	13		2

Total package revenue	19,550	17,496	18,261	12		(4)
Freight:
U.S.	2,188	1,980	2,165	11		(9)
International priority	1,722	1,303	1,104	32		18
International airfreight	283	251	369	13		(32)

Total freight revenue	4,193	3,534	3,638	19		(3)
Other	247	213	268	16		(21)

Total revenues	23,990	21,243	22,167	13		(4)
Operating expenses:
Salaries and employee benefits	8,919	8,177	8,031	9		2
Purchased transportation	1,243	1,058	1,063	17		—
Rentals and landing fees	1,650	1,557	1,598	6		(3)
Depreciation and amortization	1,048	1,005	952	4		6
Fuel	3,553	2,652	3,281	34		(19)
Maintenance and repairs	1,348	1,127	1,348	20		(16)
Impairment and other charges(2)	—	—	258	—		NM
Intercompany charges	2,015	1,918	2,093	5		(8)
Other	3,008 (3)	2,623	2,778	15		(6)

Total operating expenses	22,784	20,117	21,402	13		(6)

Operating income	$1,206	$1,126	$765	7		47

Operating margin	5.0%	5.3%	3.5%	(30	) bp	180	bp

Other income (expense):
Interest, net	10	15	4	(33)		275
Other, net	(76)	(82)	(37)	(7)		122

	(66)	(67)	(33)	(1)		103

Income before income taxes	1,140	1,059	732	8		45

Provision for income taxes	409	408	301	—		36

Net income	$731	$651	$431	12		51

(1)	International domestic revenues include our international intra-country domestic operations.

(2)	Represents charges for aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(3)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.

	Percent of Revenue
	2011	2010	2009
Operating expenses:
Salaries and employee benefits	37.2%	38.5%	36.2%
Purchased transportation	5.2	5.0	4.8
Rentals and landing fees	6.9	7.3	7.2
Depreciation and amortization	4.4	4.7	4.3
Fuel	14.8	12.5	14.8
Maintenance and repairs	5.6	5.3	6.1
Impairment and other charges	—	—	1.2 (1)
Intercompany charges	8.4	9.0	9.4
Other	12.5 (2)	12.4	12.5

Total operating expenses	95.0	94.7	96.5

Operating margin	5.0%	5.3%	3.5%

(1)	Includes a charge of $258 million for aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.

(2)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.
The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2011	2010	2009	2011/2010	2010/2009
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,184	1,157	1,127	2	3
U.S. overnight envelope	627	614	627	2	(2)
U.S. deferred	873	867	849	1	2

Total U.S. domestic ADV	2,684	2,638	2,603	2	1

International priority	575	523	475	10	10
International domestic(1)	348	318	298	9	7

Total ADV	3,607	3,479	3,376	4	3

Revenue per package (yield):
U.S. overnight box	$20.29	$19.00	$21.21	7	(10)
U.S. overnight envelope	10.86	10.47	11.65	4	(10)
U.S. deferred	12.60	11.70	12.94	8	(10)
U.S. domestic composite	15.59	14.61	16.21	7	(10)
International priority	56.08	53.10	57.81	6	(8)
International domestic(1)	7.38	7.14	7.50	3	(5)
Composite package yield	21.25	19.72	21.30	8	(7)

Freight Statistics
Average daily freight pounds:
U.S.	7,340	7,141	7,287	3	(2)
International priority	3,184	2,544	1,959	25	30
International airfreight	1,235	1,222	1,475	1	(17)

Total average daily freight pounds	11,759	10,907	10,721	8	2

Revenue per pound (yield):
U.S.	$1.17	$1.09	$1.17	7	(7)
International priority	2.12	2.01	2.22	5	(9)
International airfreight	0.90	0.81	0.99	11	(18)
Composite freight yield	1.40	1.27	1.34	10	(5)

(1)	International domestic statistics include our international intra-country domestic express operations.

Revenues
Our revenues increased 13% in 2011 driven by higher yield and volumes. In 2011, FedEx International Priority (“IP”) package volume increased 10% led by volume growth from Asia, Europe and the U.S. Our U.S. domestic package yields increased 7% due to higher fuel surcharges, rate increases and increased package weights. IP package yields increased 6% due to higher fuel surcharges, increased package weights and favorable exchange rates. IP freight pounds increased 25% led by volume growth in Europe.
Our revenues decreased 4% in 2010 due to lower yields primarily driven by a decrease in fuel surcharges. Yield decreases during 2010 were partially offset by increased IP package volume, particularly from Asia, IP freight volume and U.S. domestic package volume due to improved global economic conditions. Lower fuel surcharges were the primary driver of decreased composite package and freight yield in 2010. U.S. domestic package yield also decreased during 2010 due to lower rates and lower package weights. In addition to lower fuel surcharges, IP package yield decreased during 2010 due to lower rates, partially offset by higher package weights and favorable exchange rates.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2011	2010	2009
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.00%	1.00%	—%
High	15.50	8.50	34.50
Weighted-average	9.77	6.20	17.45

International Fuel Surcharges:
Low	7.00	1.00	—
High	21.00	13.50	34.50
Weighted-average	12.36	9.47	16.75
In January 2011, we implemented a 5.9% average list price increase on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points. In January 2010, we implemented a 5.9% average list price increase on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income increased in 2011 due to yield and volume growth, particularly in our higher-margin IP package services, although operating margin was down slightly. Higher revenues in 2011 were partially offset by higher retirement plans and medical expenses, increased aircraft maintenance costs, the reinstatement of certain employee compensation programs, and the negative impact of severe weather during the second half of the year. Results in 2011 were also negatively impacted by a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 14 of the accompanying consolidated financial statements).
Salaries and benefits increased 9% in 2011 due to volume-related increases in labor hours, the reinstatement of several employee compensation programs including merit salary increases, higher pension and medical costs, and full 401(k) company-matching contributions. Other operating expenses increased 15% due to volume-related expenses and the ATA Airlines legal reserve. Maintenance and repairs expense increased 20% in 2011 primarily due to an increase in aircraft maintenance expenses as a result of timing of maintenance events and higher utilization of our fleet driven by increased volumes. Purchased transportation costs increased 17% in 2011 due to IP package and freight volume growth.

Fuel costs increased 34% in 2011 due to increases in the average price per gallon of fuel and fuel consumption driven by volume increases. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact in 2011. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for services.
Our operating income and operating margin increased during 2010 due to volume growth, particularly in higher-margin IP package and freight services. Reductions in network operating costs driven by lower flight hours and improved route efficiencies, as well as other actions to control spending, positively impacted our results for 2010. Our 2010 year-over-year results were also positively impacted by a $258 million charge in 2009 for aircraft-related asset impairments and other charges primarily associated with aircraft-related lease and contract termination costs and employee severance.
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
Fuel costs decreased 19% in 2010 due to decreases in the average price per gallon of fuel and fuel consumption. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact to operating income in 2010. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for services.
Other Income and Expense and Income Taxes
Net interest income decreased during 2011 primarily due to a decrease in capitalized interest related to the timing of progress payments on aircraft purchases. Other expense decreased in 2011 primarily due to lower management fees from FedEx. Net interest income increased during 2010 primarily due to increased capitalized interest related to progress payments on aircraft purchases. Other expense increased in 2010 primarily due to higher management fees from FedEx related to increased financing fees and foreign currency losses.
Our effective tax rate was 35.9% in 2011, 38.5% in 2010 and 41.1% in 2009. Our 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state tax rate driven principally by favorable audit and legislative developments. In 2011, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 2.6% benefit to our effective tax rate. Our total permanently reinvested foreign earnings were $625 million at the end of 2011. The increase in the 2009 rate was primarily due to lower pre-tax income in 2009.
Our current federal income tax expenses in 2011, 2010, and 2009 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.
The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2011	2010	2009
Current	$(227)	$(160)	$(150)
Deferred	447	348	241

Total Federal Provision	$220	$188	$91

For 2012, we expect our effective tax rate to be in the range of 36.0% to 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 8 of the accompanying consolidated financial statements.
Business Acquisitions
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
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during the first quarter of 2012, subject to customary closing conditions. The financial results of the acquired company will be included in our results from the date of acquisition and will be immaterial to our 2012 results.
Outlook
In 2012, we expect revenue growth to be driven by continued growth in our international services as international economic conditions are expected to improve at a faster rate than in the U.S. We also anticipate improvement in both domestic and international yields through ongoing yield management initiatives.
Our operating income and operating margin are expected to increase in 2012, driven by continued growth in international package and freight services, and productivity enhancements such as improving on-road productivity, sort efficiency and efficiencies in our aircraft maintenance processes. We anticipate that increases in merit pay, higher incentive compensation and increased depreciation will dampen our earnings growth in 2012.
Capital expenditures are expected to increase in 2012 driven by replacement vehicle and equipment purchases. In 2012, capital expenditures will also include continued investments for additional B777F and Boeing 757 (“B757”) aircraft. These aircraft capital expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth.
See “Risk Factors” for a discussion of potential risks and uncertainties that could materially affect our future performance.
Seasonality of Business
Our business is cyclical in nature, as seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Shipment levels, operating costs and earnings for our company can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter.
Contractual Cash Obligations
Our expected capital expenditures for 2012 include $2.0 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries, including B757s and the B777F which are significantly more fuel-efficient per unit than the aircraft type previously utilized. Our B757 aircraft are replacing our Boeing 727 aircraft, and we expect to be completely transitioned out of this aircraft type by 2016. We will benefit from the tax expensing and accelerated depreciation provisions of the Tax Relief Act of 2010 on qualifying capital investments we make in 2012.
We have agreed to purchase a total of 45 B777F aircraft (12 of which were in service at May 31, 2011, and an additional seven to be delivered in 2012). Our obligation to purchase 15 of these aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended.
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. New accounting guidance that has impacted our financial statements can be found in Note 2 of the accompanying consolidated financial statements.
In June 2011, the Financial Accounting Standards Board issued new guidance to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This new standard is effective for our fiscal year ending May 31, 2013.

We believe there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
RISK FACTORS
Our financial and operating results are subject to many risks and uncertainties, as described below.
We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the recent global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we grow our international business, we are increasingly affected by the health of the global economy. As a result, the recent global recession had a disproportionately negative impact on us and our recent financial results.
Our business depends on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and ethics. The FedEx brand name and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees or agents, such as noncompliance with anti-corruption laws, could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of the FedEx brand.
We rely heavily on information and technology to operate our transportation and business networks, and any disruption to FedEx’s technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers. External and internal risks, such as malware, insecure coding, “Acts of God,” attempts to penetrate FedEx’s networks, data leakage and human error, pose a direct threat to FedEx’s services and data. Any disruption to the Internet or FedEx’s complex, global technology infrastructure, including those impacting FedEx’s computer systems and customer Web sites, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While FedEx has invested and continues to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate FedEx from technology disruptions or data loss and the resulting adverse effect on our operations and financial results.
Our transportation business may be impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding services to our lower-yielding services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation network.

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
We face intense competition. The express transportation market is both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share.
Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than our pilots, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize small units of our employees. For example, there is always a possibility that Congress could remove most of our employees from the purview of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA.
If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, we recently made strategic moves in India and Mexico. While we expect these and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.
Increased security or pilot safety requirements could impose substantial costs on us. As a result of concerns about global terrorism and homeland security, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration has issued to us a Full All-Cargo Aircraft Operator Standard Security Plan, which contains many new and enhanced security requirements. These requirements are not static, but will change periodically as the result of regulatory and legislative requirements, and to respond to evolving threats. The Federal Aviation Administration, in September 2010, proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. Until these requirements are adopted, we cannot determine the effect that these new rules will have on our cost structure or our operating results. It is reasonably possible, however, that these rules or other future security or flight safety requirements could impose material costs on us.

The regulatory environment for global aviation or other transportation rights may impact our operations. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our growing international domestic operations are also subject to current and potential regulations that restrict, and sometimes prohibit, our ability to compete in parts of the transportation and logistics market. As an example, the Chinese government has adopted postal regulations that exclude foreign-owned companies such as FedEx from competing in the mainland China domestic document delivery market. Regulatory actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our network.
We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all our flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in world ecosystems.
A localized disaster in a key geography could adversely impact our business. While we operate an integrated network with assets distributed throughout the world, there are concentrations of key assets within our network that are exposed to localized risks from natural or manmade disasters such as tornados, floods, earthquakes or terrorist attacks. The loss of a key location such as our Memphis super hub or one of FedEx’s information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to relocate or reestablish these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

We are also subject to other risks and uncertainties that affect many other businesses, including:
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal and state governmental agency mandates and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour, discrimination and retaliation claims, and any other legal proceedings;
•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents our pilots (the current pilot contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012);
•	the impact of technology developments on our operations and on demand for our services, and FedEx’s ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the FedEx organization;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis; and
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain its current credit ratings, especially given the capital intensity of our operations.
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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2011.
The effectiveness of our internal control over financial reporting as of May 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2011 of Federal Express Corporation and our report dated July 12, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 12, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and consolidated statements of cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 12, 2011

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$626	$512
Receivables, less allowances of $83 and $71	1,645	1,455
Spare parts, supplies and fuel, less allowances of $169 and $170	367	317
Deferred income taxes	398	360
Due from parent company and other FedEx subsidiaries	607	839
Prepaid expenses and other	90	80

Total current assets	3,733	3,563

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	13,146	11,640
Package handling and ground support equipment	2,451	2,291
Vehicles	1,730	1,681
Computer and electronic equipment	706	754
Facilities and other	3,589	3,446

	21,622	19,812
Less accumulated depreciation and amortization	11,110	10,511

Net property and equipment	10,512	9,301

OTHER LONG-TERM ASSETS
Goodwill	1,085	958
Other assets	1,016	776

Total other long-term assets	2,101	1,734

	$16,346	$14,598

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2011	2010
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$17	$12
Accrued salaries and employee benefits	836	779
Accounts payable	1,092	952
Accrued expenses	1,084	1,080
Due to other FedEx subsidiaries	283	146

Total current liabilities	3,312	2,969

LONG-TERM DEBT, LESS CURRENT PORTION	655	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,994	1,500
Pension, postretirement healthcare and other benefit obligations	867	786
Self-insurance accruals	631	609
Deferred lease obligations	695	723
Deferred gains, principally related to aircraft transactions	244	265
Other liabilities	115	102

Total other long-term liabilities	4,546	3,985

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	7,107	6,376
Accumulated other comprehensive income	118	5

Total owner’s equity	7,833	6,989

	$16,346	$14,598

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS)

	Years ended May 31,
	2011	2010	2009

REVENUES	$23,990	$21,243	$22,167

OPERATING EXPENSES:
Salaries and employee benefits	8,919	8,177	8,031
Purchased transportation	1,243	1,058	1,063
Rentals and landing fees	1,650	1,557	1,598
Depreciation and amortization	1,048	1,005	952
Fuel	3,553	2,652	3,281
Maintenance and repairs	1,348	1,127	1,348
Impairment and other charges	—	—	258
Intercompany charges	2,015	1,918	2,093
Other	3,008	2,623	2,778

	22,784	20,117	21,402

OPERATING INCOME	1,206	1,126	765

OTHER INCOME (EXPENSE):
Interest expense	—	—	(4)
Interest income	10	15	8
Other, net	(76)	(82)	(37)

	(66)	(67)	(33)

INCOME BEFORE INCOME TAXES	1,140	1,059	732

PROVISION FOR INCOME TAXES	409	408	301

NET INCOME	$731	$651	$431

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2011	2010	2009

Operating Activities:
Net income	$731	$651	$431
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,048	1,005	952
Provision for uncollectible accounts	117	75	116
Deferred income taxes and other noncash items	425	274	259
Noncash impairment charges	—	—	199
Changes in assets and liabilities:
Receivables	(138)	(369)	316
Other current assets	174	32	(248)
Accounts payable and other liabilities	270	444	(603)
Other, net	(6)	23	(34)

Cash provided by operating activities	2,621	2,135	1,388

Investing Activities:
Capital expenditures	(2,453)	(1,851)	(1,345)
Proceeds from asset dispositions and other	16	26	50
Business acquisition, net of cash acquired	(96)	—	—

Cash used in investing activities	(2,533)	(1,825)	(1,295)

Financing Activities:
Principal payments on debt	(12)	(152)	(1)
Payment on loan from parent company	—	—	(17)

Cash used in financing activities	(12)	(152)	(18)

Effect of exchange rate changes on cash	38	(6)	(13)

Net increase in cash and cash equivalents	114	152	62
Cash and cash equivalents at beginning of period	512	360	298

Cash and cash equivalents at end of period	$626	$512	$360

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
EQUITY AND COMPREHENSIVE INCOME
(IN MILLIONS)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Owner’s
	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at May 31, 2008	$—	$476	$5,273	$165	$5,914

Adjustment to opening balances for retirement plans measurement date transition, net of tax benefit of $8 and expense of $7, respectively	—	—	(15)	11	(4)

Balance at June 1, 2008	—	476	5,258	176	5,910

Net income	—	—	431	—	431
Foreign currency translation adjustment, net of tax of $25	—	—	—	(106)	(106)
Retirement plans adjustments, net of tax of $39	—	—	—	68	68

Total comprehensive income					393

Contribution by parent company	—	16	—	—	16

Balance at May 31, 2009	—	492	5,689	138	6,319

Net income	—	—	651	—	651
Foreign currency translation adjustment, net of tax of $3	—	—	—	(27)	(27)
Retirement plans adjustments, net of tax of $61	—	—	—	(106)	(106)

Total comprehensive income					518

Transfer from other FedEx subsidiaries	—	116	36	—	152

Balance at May 31, 2010	—	608	6,376	5	6,989

Net income	—	—	731	—	731
Foreign currency translation adjustment, net of tax of $24	—	—	—	120	120
Retirement plans adjustments, net of tax of $6	—	—	—	(7)	(7)

Total comprehensive income					844

Balance at May 31, 2011	$—	$608	$7,107	$118	$7,833

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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2011 or ended May 31 of the year referenced.
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
ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FedEx TechConnect records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FedEx TechConnect totaled $1.4 billion at May 31, 2011 and $1.3 billion at May 31, 2010. See Note 15 for further discussion of this arrangement.
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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $92 million in 2011, $85 million in 2010 and $88 million in 2009. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.
CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.
SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change. Supplies and fuel are reported at weighted average cost.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, flight equipment modifications and certain equipment overhaul costs are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs are charged to expense as incurred. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2011	2010
Wide-body aircraft and related equipment	15 to 30 years	$6,536	$5,897
Narrow-body and feeder aircraft and related equipment	5 to 18 years	1,517	1,049
Package handling and ground support equipment	5 to 30 years	577	516
Vehicles	3 to 10 years	317	299
Computer and electronic equipment	3 to 10 years	161	130
Facilities and other	2 to 30 years	1,404	1,410
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 18 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values. Such changes did not materially affect depreciation expense in any period presented. Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1 billion in 2011, $987 million in 2010 and $934 million in 2009. Depreciation and amortization expense includes amortization of assets under capital lease.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $61 million in 2011, $65 million in 2010 and $58 million in 2009.
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
There were no material property and equipment impairment charges recognized in 2011 or 2010. During 2009, we recorded $199 million in property and equipment impairment charges. These charges were primarily related to our decision to permanently remove from service certain aircraft, along with certain excess aircraft engines.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. A calculated-value method is employed for purposes of determining the expected return on the plan asset component of net periodic pension cost for our qualified U.S. pension plans.
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
INTANGIBLE ASSETS. Intangible assets include technology assets and contract-based intangibles acquired in business combinations. Intangible assets are amortized over periods ranging from 3 to 12 years on a straight-line basis or an accelerated basis depending upon the pattern in which the economic benefits are realized. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.
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
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $138 million at May 31, 2011, $18 million at May 31, 2010 and $46 million at May 31, 2009.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. During the fourth quarter of 2011, the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012 and a portion of the hourly pay increases would be canceled. In addition to our pilots, certain of our non-U.S. employees are unionized.
STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.
FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $29 million in 2011, $29 million in 2010 and $30 million in 2009.
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
On June 1, 2009, we adopted the authoritative guidance issued by FASB on employers’ disclosures about postretirement benefit plan assets. This guidance provides objectives that an employer should consider when providing detailed disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. See Note 9 for related disclosures.
On June 1, 2009, we adopted the authoritative guidance issued by FASB related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods.
In June 2011, the FASB issued new guidance to make the presentation of items within OCI more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This new standard is effective for our fiscal year ending May 31, 2013.
We believe there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
NOTE 3: BUSINESS COMBINATIONS
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
On December 15, 2010, FedEx entered into an agreement to acquire Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company. This acquisition will be funded with cash from operations and is expected to be completed during the first quarter of 2012, subject to customary closing conditions. The financial results of the acquired company will be included in our results from the date of acquisition and will be immaterial to our 2012 results.

These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets.
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL. The carrying amount of goodwill and changes therein are as follows (in millions):

Goodwill acquired prior to May 31, 2009	$903

Balance as of May 31, 2009	903

Purchase adjustments and other(1)	(11)
Transfer between segments(2)	66

Balance as of May 31, 2010	958

Goodwill acquired(3)	89
Purchase adjustments and other(1)	38

Balance as of May 31, 2011(4)	$1,085

(1)	Primarily currency translation adjustments.

(2)	Transfer of goodwill for the merger of Caribbean Transportation Services into us effective June 1, 2009.

(3)	Goodwill acquired in 2011 relates to the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. See Note 3 for related disclosures.

(4)	We do not have any accumulated impairment losses associated with our goodwill.
OTHER INTANGIBLE ASSETS. The net book value of our intangible assets was $16 million in 2011 and $20 million in 2010. Amortization expense for intangible assets was $4 million in 2011, $16 million in 2010 and $25 million in 2009. Estimated amortization expense is expected to be immaterial in 2012.

NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liability captions were as follows (in millions):

	May 31,
	2011	2010
Accrued Salaries and Employee Benefits
Salaries	$172	$149
Employee benefits, including variable compensation	228	209
Compensated absences	436	421

	$836	$779

Accrued Expenses
Self-insurance accruals	$293	$385
Taxes other than income taxes	275	263
Other	516	432

	$1,084	$1,080

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2011, are as follows (in millions):

	May 31,
	2011	2010
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.60%, due in 2098	239	239

	539	539
Capital lease obligations	133	128

	672	667
Less current portion	17	12

	$655	$655

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $539 million at May 31, 2011 and May 31, 2010, compared with estimated fair values of $620 million at May 31, 2011 and $640 million at May 31, 2010. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2011 of $435 million issued on our behalf by FedEx and $315 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.
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

NOTE 7: LEASES
We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2040. We leased 11% of our total aircraft fleet under capital or operating leases as of May 31, 2011 as compared to 12% as of May 31, 2010. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.
The components of property and equipment recorded under capital leases were as follows (in millions):

	May 31,
	2011	2010

Aircraft	$8	$15
Package handling and ground support equipment	165	165
Vehicles	17	17
Other, principally facilities	129	129

	319	326
Less accumulated amortization	299	304

	$20	$22

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2011	2010	2009

Minimum rentals	$1,273	$1,229	$1,252
Contingent rentals(1)	145	122	143

	$1,418	$1,351	$1,395

(1)	Contingent rentals are based on equipment usage.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases
2012	$24	$494	$662	$1,156
2013	117	499	585	1,084
2014	—	473	511	984
2015	—	455	485	940
2016	—	458	377	835
Thereafter	—	1,545	3,544	5,089

Total	141	$3,924	$6,164	$10,088

Less amount representing interest	8

Present value of net minimum lease payments	$133

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2011 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
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
NOTE 8: INCOME TAXES
Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2011	2010	2009
Current provision (benefit)
Domestic:
Federal	$(227)	$(160)	$(150)
State and local	(1)	7	(17)
Foreign	193	205	208

	(35)	52	41

Deferred provision (benefit)
Domestic:
Federal	447	348	241
State and local	6	18	14
Foreign	(9)	(10)	5

	444	356	260

	$409	$408	$301

Our current federal income tax expenses in 2011, 2010, and 2009 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.
Pre-tax earnings of foreign operations for 2011, 2010 and 2009 were approximately $452 million, $560 million and $139 million, respectively, which represent only a portion of total results associated with international shipments.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2011	2010	2009
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
Allocation of FedEx Office and Print Services, Inc. operating costs	2.0	1.9	5.3
State and local income taxes, net of federal benefit	0.3	1.5	(0.3)
Foreign operations	(3.4)	(1.7)	(0.9)
Other, net	2.0	1.8	2.0

Effective tax rate	35.9%	38.5%	41.1%

Our 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state tax rate driven principally by favorable audit and legislative developments. Our effective tax rate in 2009 was negatively impacted by lower pre-tax income.
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2011		2010
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, equipment, leases and intangibles	$205	$1,970	$306	$1,577
Employee benefits	450	33	413	35
Self-insurance accruals	300	—	309	—
Other	305	877	311	877
Net operating loss/credit carryforwards	115	—	94	—
Valuation allowances	(91)	—	(84)	—

	$1,284	$2,880	$1,349	$2,489

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2011	2010
Current deferred tax asset	$398	$360
Noncurrent deferred tax liability	(1,994)	(1,500)

	$(1,596)	$(1,140)

We have $398 million of net operating loss carryovers in various foreign jurisdictions. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2012. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.
Unremitted earnings of our foreign subsidiaries amounted to $625 million at the end of 2011 and $309 million at the end of 2010. We have not recognized deferred taxes for U.S. federal income tax purposes on the unremitted earnings of our foreign subsidiaries that are permanently reinvested. In 2011, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 2.6% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these unremitted earnings would be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially would be available to reduce a portion of the U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

As of May 31, 2011, we had $300 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy.
We file income tax returns in the U.S., various U.S. state and local jurisdictions, and various foreign jurisdictions. The Internal Revenue Service is currently auditing our consolidated U.S. income tax returns for the 2007 through 2009 tax years. We are no longer subject to U.S. federal income tax examination for years through 2006 except for specific U.S. federal income tax positions that are in various stages of appeal and/or litigation. No resolution date can be reasonably estimated at this time for these appeals and litigation, but their resolution is not expected to have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2011	2010	2009
Balance at beginning of year	$59	$52	$73
Increases for tax positions taken in the current year	1	3	1
Increases for tax positions taken in prior years	6	8	5
Decreases for tax positions taken in prior years	(3)	(3)	(24)
Settlements	(7)	(1)	(3)

Balance at end of year	$56	$59	$52

Our liabilities recorded for uncertain tax positions include $39 million at May 31, 2011 and $41 million at May 31, 2010 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $16 million on May 31, 2011 and $16 million on May 31, 2010. Total interest and penalties included in our consolidated statements of income are immaterial. Included in the 2011 and 2010 balances are $9 million of tax positions for which the ultimate deductibility or income inclusion is certain but for which there may be uncertainty about the timing of such deductibility or income inclusion.
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually or collectively material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will be material.
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

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2011	2010	2009
Pension plans sponsored by FedEx	$322	$158	$48
Other U.S. domestic and international pension plans	45	41	36
U.S. domestic and international defined contribution plans	178	110	161
Postretirement healthcare plans	49	35	47

	$594	$344	$292

PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service), however, benefits under this formula were capped on May 31, 2008. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. Our employees comprise more than 73% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2011.
PENSION PLAN ASSUMPTIONS. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year and it is reasonably possible that material changes in pension cost may be experienced in the future. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate.
The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2011	2010	2009
Discount rate used to determine benefit obligation	5.76%	6.37%	7.68%
Discount rate used to determine net periodic benefit cost	6.37	7.68	7.15
Rate of increase in future compensation levels used to determine benefit obligation	4.58	4.63	4.42
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.63	4.42	4.49
Expected long-term rate of return on assets	8.00	8.00	8.50
We incurred a net periodic benefit cost of $308 million in 2011, $144 million in 2010 and $30 million in 2009, for our participation in the FedEx Plan. The increase in pension costs from 2010 to 2011 was due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date. The increase in pension costs from 2009 to 2010 was due to the negative impact of market conditions on our pension plan assets at our May 31, 2009 measurement date.

Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2011	2010
Projected benefit obligation (“PBO”)	$16,032	$13,331
Fair value of plan assets	15,152	12,790

Funded status	$(880)	$(541)

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 30% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $290 million at May 31, 2011 and $302 million at May 31, 2010 and PBOs aggregating approximately $293 million at May 31, 2011 and $304 million at May 31, 2010 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.
DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan as noted above. Pilots are covered under a 401(a) money purchase pension plan, as well as their own 401(k) plan. Expense for our employees under these plans was $178 million in 2011, $110 million in 2010 and $161 million in 2009.
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
POSTRETIREMENT HEALTHCARE PLANS. We sponsor a plan offering medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents. For Medicare eligible non-pilot retirees and their eligible dependents, we only provide a fixed subsidy toward a Health Reimbursement Account (HRA) with Extend Health, which may be used for the premium payment for a Medigap policy. U.S. employees become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost, which has been reached and therefore, these benefits are not subject to additional future inflation.
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

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2011 and a statement of the funded status as of May 31, 2011 and 2010 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2011	2010	2011	2010
Accumulated Benefit Obligation (“ABO”)	$460	$397

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$513	$416	$469	$365
Service cost	29	22	25	19
Interest cost	26	23	28	26
Actuarial (gain) loss	(12)	88	37	82
Benefits paid	(14)	(14)	(47)	(44)
Amendments	—	1	—	—
Participant contributions	3	3	21	21
Other	57	(26)	—	—

PBO/APBO at the end of year	$602	$513	$533	$469

Change in Plan Assets
Fair value of plan assets at the beginning of year	$237	$204	$—	$—
Actual return on plan assets	31	37	—	—
Company contributions	35	30	26	23
Benefits paid	(14)	(14)	(47)	(44)
Other	31	(20)	21	21

Fair value of plan assets at the end of year	$320	$237	$—	$—

Funded Status of the Plans	$(282)	$(276)	$(533)	$(469)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(8)	$(7)	$(27)	$(25)
Noncurrent pension, postretirement healthcare and other benefit obligations	(274)	(269)	(506)	(444)

Net amount recognized	$(282)	$(276)	$(533)	$(469)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$101	$119	$(76)	$(117)
Prior service cost and other	2	3	2	2

Total	$103	$122	$(74)	$(115)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$4	$6	$(1)	$(4)
Prior service cost and other	1	1	—	—

Total	$5	$7	$(1)	$(4)

The following table presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. At May 31, 2011 and 2010, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of
	Plan Assets
	2011	2010

Pension Benefits
Fair value of plan assets	$297	$237
PBO	(579)	(513)

Net funded status	$(282)	$(276)

	ABO Exceeds the Fair
	Value of
	Plan Assets
	2011	2010

Pension Benefits
ABO(1)	$188	$372

Fair value of plan assets	20	208
PBO	(248)	(474)

Net funded status	$(228)	$(266)

(1)	ABO not used in determination of funded status.
In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2011	2010	2009	2011	2010	2009

Service cost	$29	$22	$22	$25	$19	$25
Interest cost	26	24	21	28	26	28
Expected return on plan assets	(17)	(14)	(14)	—	—	—
Recognized actuarial losses (gains) and other	7	9	7	(4)	(10)	(6)

Net periodic benefit cost	$45	$41	$36	$49	$35	$47

Amounts recognized in OCI were as follows (in millions):

	2011				2010
			Postretirement				Postretirement
	Pension Plans		Healthcare Plans		Pension Plans		Healthcare Plans
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount

Net (gain) loss and other arising during period	$(26)	$(17)	$42	$25	$59	$39	$101	$59
Amortizations:
Actuarial (losses) gains and other	(7)	(5)	4	4	(4)	(3)	11	11

Total recognized in OCI	$(33)	$(22)	$46	$29	$55	$36	$112	$70

The weighted-average actuarial assumptions for the plans sponsored by us were as follows:

	Pension Plans			Postretirement Healthcare Plans
	2011	2010	2009	2011	2010	2009

Discount rate used to determine benefit obligation	4.79%	4.76%	5.70%	5.67%	6.11%	7.27%
Discount rate used to determine net periodic benefit cost	4.76	5.70	5.16	6.11	7.27	7.13
Rate of increase in future compensation levels used to determine benefit obligation	4.02	4.08	3.86	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.08	3.86	4.59	—	—	—
Expected long-term rate of return on assets	6.45	6.64	7.16	—	—	—
Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

		Postretirement
	Pension Plans	Healthcare Plans
2012	$16	$27
2013	18	27
2014	18	28
2015	19	29
2016	20	31
2017–2021	130	187
We expect to make pension plan contributions in 2012 approximating $34 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 8.3% during 2012, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 7.0% during 2012, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2011 or 2011 benefit expense because the level of these benefits is capped.
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

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2011	2010	2009

REVENUE BY SERVICE TYPE
Package:
U.S. overnight box	$6,128	$5,602	$6,074
U.S. overnight envelope	1,736	1,640	1,855
U.S. deferred	2,805	2,589	2,789

Total domestic package revenue	10,669	9,831	10,718
International Priority (IP)	8,228	7,087	6,978
International domestic(1)	653	578	565

Total package revenue	19,550	17,496	18,261

Freight:
U.S.	2,188	1,980	2,165
International priority	1,722	1,303	1,104
International airfreight	283	251	369

Total freight revenue	4,193	3,534	3,638
Other	247	213	268

	$23,990	$21,243	$22,167

GEOGRAPHICAL INFORMATION(2)

Revenues:
U.S.	$12,890	$11,830	$12,903
International	11,100	9,413	9,264

	$23,990	$21,243	$22,167

Noncurrent assets:
U.S.	$10,807	$9,564	$8,756
International	1,806	1,471	1,456

	$12,613	$11,035	$10,212

(1)	International domestic revenues include our international intra-country domestic operations.

(2)	International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment registered in the U.S. is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2011	2010	2009
Cash payments for:
Interest (net of capitalized interest)	$—	$—	$5

Income taxes	$351	$250	$421
Income tax refunds received	(352)	(207)	(313)

Cash tax payments, net	$(1)	$43	$108

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
We provide guarantees on certain FedEx unsecured debt instruments aggregating $1 billion at May 31, 2011, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2011, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.
Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $667 million in principal of these bonds (with total future principal and interest payments of approximately $886 million as of May 31, 2011) through these leases. Of the $667 million bond principal guaranteed, $116 million was included in capital lease obligations in our balance sheet at May 31, 2011. The remaining $551 million has been accounted for as operating leases.

NOTE 13: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2011 were as follows (in millions):

	Aircraft and
	Aircraft-Related	Other(1)	Total

2012	$1,480	$17	$1,497
2013	1,086	12	1,098
2014	781	16	797
2015	569	8	577
2016	584	8	592
Thereafter	1,470	106	1,576

(1)	Primarily advertising and promotions contracts.
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
We had $604 million in deposits and progress payments as of May 31, 2011 (a decrease of $167 million from May 31, 2010) on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the number and type of aircraft we are committed to purchase as of May 31, 2011, with the year of expected delivery:

	B757	B777F	Total

2012	16	7	23
2013	4	6	10
2014	—	7	7
2015	—	3	3
2016	—	3	3
Thereafter	—	7	7

Total	20	33	53

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

In April 2009, in Bibo v. FedEx Express, a California federal court granted class certification, certifying several subclasses of our couriers in California from April 14, 2006 (the date of the settlement of the Foster class action) to the present. The plaintiffs allege that we violated California wage-and-hour laws after the date of the Foster settlement. In particular, the plaintiffs allege, among other things, that they were forced to work “off the clock” and were not provided with required meal breaks or split-shift premiums. The U.S. Court of Appeals for the Ninth Circuit has refused to accept a discretionary appeal of the class certification order at this time. In April 2011, the court granted our motion for partial summary judgment regarding the proper method for calculating a split-shift premium, effectively eliminating the certified subclass for split-shift premiums. Although the claims for alleged off-the-clock work and missed meal periods are still pending, we do not believe that a material loss is reasonably possible with respect to these remaining claims. We have denied any liability and intend to vigorously defend ourselves in this matter.
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
California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paychecks. The court certified the class in June 2011. The court has ruled that FedEx Express is liable to the State of California, and there will be a ruling as to whether FedEx Express is liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. A material loss in this matter is reasonably possible but not estimable because both the number of class members and the amount, if any, to which some class members may be entitled is uncertain, and in ruling the judge may consider some or all of the following: whether employees suffered injury; whether remedial action was undertaken; whether there was knowledge of any violation; whether any violation was intentional; and whether any award would be unjust under the circumstances.
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
We maintain an accounts receivable arrangement with FedEx TechConnect. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.4 billion at May 31, 2011 and $1.3 billion at May 31, 2010.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.
NOTE 16: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

2011
Revenues	$5,769	5,841	$5,914	$6,466
Operating income	351	255	176	424
Net income	212	152	100	267

2010
Revenues	$4,882	5,235	$5,365	$5,761
Operating income	100	344	270	412
Net income	50	201	153	247

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $620 million at May 31, 2011 and $640 million at May 31, 2010. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $19 million as of May 31, 2011 and May 31, 2010. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these benefit plans as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets will also increase pension and postretirement benefit expense in the years following the losses.
FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2011 and 2010, foreign currency fluctuations positively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2011, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $39 million for 2012. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2011 and 2010, and for each of the three years in the period ended May 31, 2011, and have issued our report thereon dated July 12, 2011 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Memphis, Tennessee
July 12, 2011

SCHEDULE II
FEDERAL EXPRESS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2011, 2010, AND 2009
(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2011	$34	$117	$—		$114	(a)	$37

2010	43	75	—		84	(a)	34

2009	27	116	—		100	(a)	43

Allowance for Revenue Adjustments

2011	$37	$—	$367	(b)	$358	(c)	$46

2010	37	—	291	(b)	291	(c)	37

2009	42	—	311	(b)	316	(c)	37

Inventory Valuation Allowance:

2011	$170	$12	$—		$13		$169

2010	175	12	—		17		170

2009	163	15	—		3		175

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2011	2010	2009	2008	2007

Earnings:
Income before income taxes	$1,140	$1,059	$732	$1,846	$1,984
Add back:
Interest expense, net of capitalized interest	—	—	4	19	40
Portion of rent expense representative of interest factor	611	572	576	587	580

Earnings as adjusted	$1,751	$1,631	$1,312	$2,452	$2,604

Fixed Charges:
Interest expense, net of capitalized interest	$—	$—	$4	$19	$40
Capitalized interest	61	65	58	46	32
Portion of rent expense representative of interest factor	611	572	576	587	580

	$672	$637	$638	$652	$652

Ratio of Earnings to Fixed Charges	2.6	2.6	2.1	3.8	4.0

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.22
Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing Company 777 Freighter Purchase Agreement dated as November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.23
Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24
Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.25
Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.26
Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.27
Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28
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

10.29
Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30
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

10.32
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

10.34
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

10.35
Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Services and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36
Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37
Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

Financing Agreement

10.38
Five-Year Credit Agreement dated as of April 26, 2011 among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 65 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith