Form 10-Q
period 2011-08-31
FEDERAL EXPRESS CORP
filed 2011-09-23
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of September 21, 2011 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION
INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2011 and May 31, 2011	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	12

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	21

ITEM 1A. Risk Factors	21

ITEM 6. Exhibits	21

Signature	22

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31,
	2011	May 31,
	(Unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$637	$626
Receivables, less allowances of $84 and $83	1,708	1,645
Spare parts, supplies and fuel, less allowances of $174 and $169	345	367
Deferred income taxes	398	398
Due from parent company and other FedEx subsidiaries	288	607
Prepaid expenses and other	108	90

Total current assets	3,484	3,733

PROPERTY AND EQUIPMENT, AT COST	22,099	21,622
Less accumulated depreciation and amortization	11,316	11,110

Net property and equipment	10,783	10,512

OTHER LONG-TERM ASSETS
Goodwill	1,193	1,085
Other assets	1,399	1,016

Total other long-term assets	2,592	2,101

	$16,859	$16,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2011	May 31,
	(Unaudited)	2011
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$301	$17
Accrued salaries and employee benefits	842	836
Accounts payable	1,091	1,092
Accrued expenses	1,026	1,084
Due to other FedEx subsidiaries	500	283

Total current liabilities	3,760	3,312

LONG-TERM DEBT, LESS CURRENT PORTION	355	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,069	1,994
Pension, postretirement healthcare and other benefit obligations	893	867
Self-insurance accruals	621	631
Deferred lease obligations	740	695
Deferred gains, principally related to aircraft transactions	238	244
Other liabilities	147	115

Total other long-term liabilities	4,708	4,546

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	7,293	7,107
Accumulated other comprehensive income	135	118

Total owner’s equity	8,036	7,833

	$16,859	$16,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2011	2010

REVENUES	$6,409	$5,769

OPERATING EXPENSES:
Salaries and employee benefits	2,342	2,194
Purchased transportation	336	290
Rentals and landing fees	418	398
Depreciation and amortization	279	252
Fuel	1,076	754
Maintenance and repairs	379	350
Intercompany charges, net	541	506
Other	756	674

	6,127	5,418

OPERATING INCOME	282	351

OTHER INCOME (EXPENSE):
Interest, net	8	3
Other, net	(13)	(18)

	(5)	(15)

INCOME BEFORE INCOME TAXES	277	336

PROVISION FOR INCOME TAXES	92	124

NET INCOME	$185	$212

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31,
	2011	2010

Operating Activities:
Net income	$185	$212
Noncash charges:
Depreciation and amortization	279	252
Other, net	97	26
Changes in assets and liabilities, net	435	357

Cash provided by operating activities	996	847

Investing Activities:
Capital expenditures	(870)	(842)
Business acquisition, net of cash acquired	(111)	—
Other	2	1

Cash used in investing activities	(979)	(841)

Financing Activities:
Principal payments on debt	(17)	(11)

Cash used in financing activities	(17)	(11)

Effect of exchange rate changes on cash	11	11

Net increase in cash and cash equivalents	11	6
Cash and cash equivalents at beginning of period	626	512

Cash and cash equivalents at end of period	$637	$518

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2011, and the results of our operations and cash flows for the three-month periods ended August 31, 2011 and 2010. Operating results for the three-month period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.
We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2012 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.
BUSINESS ACQUISITION. On July 25, 2011, FedEx completed its acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. The financial results of the acquired business are included in our results from the date of acquisition and were not material to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill. This acquisition gives us a more robust domestic transportation network in Mexico and added capability in this important global market.
STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.
Our total stock-based compensation expense was $12 million for the three months ended August 31, 2011 and $10 million for the three months ended August 31, 2010. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $539 million at August 31, 2011 and May 31, 2011, compared with estimated fair values of $638 million at August 31, 2011 and $620 million at May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first three months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the three-month periods ended August 31 (in millions):

	2011	2010

Net income	$185	$212
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $3 in 2011 and $5 in 2010	17	27

Comprehensive income	$202	$239

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2011.
Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2011	2010
Pension plans sponsored by FedEx	$80	$80
Other U.S. domestic and international pension plans	10	10
U.S. domestic and international defined contribution plans	56	38
Postretirement healthcare plans	14	12

	$160	$140

The three-month period ended August 31, 2011 reflects the full restoration on January 1, 2011 of company-matching contributions for our 401(k) plans.
The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2012 or 2011 to pension plans sponsored by us, and we do not expect to make material contributions in 2012.

(4) Commitments
As of August 31, 2011, our purchase commitments under various contracts for the remainder of 2012 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft Related	Other(1)	Total

2012 (remainder)	$874	$13	$887
2013	1,162	12	1,174
2014	781	16	797
2015	555	8	563
2016	580	8	588
Thereafter	1,464	106	1,570

(1)	Primarily advertising and promotions contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase 15 of these Boeing 777 Freighters (“B777F”) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We had $1 billion in deposits and progress payments as of August 31, 2011 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2011, with the year of expected delivery:

	B777F	B757	Total

2012 (remainder)	6	15	21
2013	6	5	11
2014	7	—	7
2015	3	—	3
2016	3	—	3
Thereafter	7	—	7

Total	32	20	52

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2012 (remainder)	$5	$418	$509	$927
2013	117	499	614	1,113
2014	—	473	539	1,012
2015	—	455	506	961
2016	—	458	396	854
Thereafter	—	1,545	3,597	5,142

Total	122	$3,848	$6,161	$10,009

Less amount representing interest	6

Present value of net minimum lease payments	$116

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
(5) Contingencies
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. While we do not agree with the verdict or the amount of damages awarded and have appealed the matter to the U.S. Court of Appeals for the Seventh Circuit, accounting standards required an accrual of a $66 million loss in the second quarter of 2011. We did not accrue the $5 million of interest as a loss because we have additional arguments on appeal that lead us to believe that loss of that amount is not probable.
California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court has ruled that we are liable to the State of California, and there will be a ruling as to whether we are liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. A material loss in this matter is reasonably possible but not estimable because both the number of class members and the amount, if any, to which some class members may be entitled is uncertain, and in ruling the judge may consider some or all of the following: whether employees suffered injury; whether remedial action was undertaken; whether there was knowledge of any violation; whether any violation was intentional; and whether any award would be unjust under the circumstances.
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
We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.3 billion at August 31, 2011 and $1.4 billion at May 31, 2011.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.
(7) Supplemental Cash Flow Information
Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2011	2010

Cash payments for:
Interest (net of capitalized interest)	$5	$8

Income taxes	$62	$121
Income tax refunds received	(42)	(1)

Cash tax payments, net	$20	$120

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2011, and the related condensed consolidated statements of income for the three-month periods ended August 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three-month periods ended August 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2011, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 12, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee
September 23, 2011

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2011.
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
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2012 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS
The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

			Percent
	2011	2010	Change
Revenues:
Package:
U.S. overnight box	$1,640	$1,491	10
U.S. overnight envelope	451	432	4
U.S. deferred	731	661	11

Total U.S. domestic package revenue	2,822	2,584	9

International priority	2,198	1,974	11
International domestic (1)	207	148	40

Total package revenue	5,227	4,706	11
Freight:
U.S.	591	523	13
International priority	449	406	11
International airfreight	77	70	10

Total freight revenue	1,117	999	12		Percent of Revenue
Other	65	64	2		2011	2010

Total revenues	6,409	5,769	11		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,342	2,194	7		36.5	38.0
Purchased transportation	336	290	16		5.3	5.0
Rentals and landing fees	418	398	5		6.5	6.9
Depreciation and amortization	279	252	11		4.4	4.4
Fuel	1,076	754	43		16.8	13.1
Maintenance and repairs	379	350	8		5.9	6.0
Intercompany charges	541	506	7		8.4	8.8
Other	756	674	12		11.8	11.7

Total operating expenses	6,127	5,418	13		95.6%	93.9%

Operating income	$282	$351	(20)

Operating margin	4.4%	6.1%	(170	)bp

Other income (expense):
Interest, net	8	3	167
Other, net	(13)	(18)	(28)

	(5)	(15)	(67)

Income before income taxes	277	336	(18)

Provision for income taxes	92	124	(26)

Net income	$185	$212	(13)

(1)	International domestic revenues include our international intra-country operations, including our February 2011 business acquisition in India and the July 2011 business acquisition in Mexico.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2011	2010	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,134	1,168	(3)
U.S. overnight envelope	596	624	(4)
U.S. deferred	829	846	(2)

Total U.S. domestic ADV	2,559	2,638	(3)

International priority	543	566	(4)
International domestic(1)	445	323	38

Total ADV	3,547	3,527	1

Revenue per package (yield):
U.S. overnight box	$22.24	$19.65	13
U.S. overnight envelope	11.64	10.64	9
U.S. deferred	13.57	12.01	13
U.S. domestic composite	16.97	15.07	13
International priority	62.30	53.70	16
International domestic(1)	7.16	7.04	2
Composite package yield	22.67	20.52	10
Freight Statistics
Average daily freight pounds:
U.S.	6,969	6,908	1
International priority	3,132	3,027	3
International airfreight	1,165	1,240	(6)

Total average daily freight pounds	11,266	11,175	1

Revenue per pound (yield):
U.S.	$1.31	$1.16	13
International priority	2.21	2.06	7
International airfreight	1.02	0.87	17
Composite freight yield	1.53	1.38	11

(1)	International domestic statistics include our international intra-country operations, including our February 2011 business acquisition in India and the July 2011 business acquisition in Mexico.
Revenues
Our revenues increased 11% in the first quarter of 2012 due to yield improvements. U.S. domestic package yields increased 13% due to higher fuel surcharges, rate increases and increased package weights. In total, IP package and freight pounds increased 2% and revenue increased 11% year-over-year. IP package yields increased 16% primarily due to higher fuel surcharges, favorable exchange rates and increased rate per pound. IP freight pounds increased 3% with revenue per pound up 7% due to higher fuel surcharges and the favorable impact of exchange rates. However, slower global economic growth, particularly from Asia, resulted in a shift to our lower yielding services and reduced demand in general for our IP package and U.S. domestic services.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2011	2010
U.S. Domestic and Outbound Fuel Surcharge:
Low	15.00%	7.50%
High	16.50	10.00
Weighted-average	15.52	8.50

International Fuel Surcharges:
Low	15.00	7.50
High	23.00	14.00
Weighted-average	17.80	11.08
On September 22, 2011, we announced a 5.9% average list price increase effective January 2, 2012, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income and operating margin decreased in the first quarter of 2012 due to lower volumes in our higher-yielding IP services, as well as lower U.S domestic package volumes. The decline in economic conditions that occurred during the first quarter of 2012 outpaced reductions in variable operating costs, such as flight hours and other reductions in the network.
Salaries and employee benefits costs increased 7% in the first quarter of 2012 due to merit increases, higher incentive compensation accruals and the reinstatement of full 401(k) company-matching contributions effective January 1, 2011. Other operating expenses increased 12% in the first quarter of 2012 primarily due to higher rates paid for outside service contracts associated with our international operations and costs related to our recent business acquisitions. In the first quarter of 2012, purchased transportation costs increased 16% due to higher fuel costs and increases in services requiring a high utilization of contract services in Europe, India and Mexico. The comparability of these expense categories was negatively impacted by foreign currency fluctuations; however, these fluctuations had an immaterial impact on our operating income for the quarter.
Fuel costs increased 43% during the first quarter of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact to operating income in the first quarter of 2012. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.
Other Income and Income Taxes
Net interest income increased during the first quarter of 2012 due to increased capitalized interest related to progress payments on aircraft purchases. Other expense decreased primarily due to lower management fees from FedEx.
Our effective tax rate was 33.1% for the first quarter of 2012 and 37.0% for the first quarter of 2011. Our lower effective tax rate in the first quarter of 2012 was primarily due to the benefit derived from permanently reinvested international earnings, which are generally taxed at lower rates than in the U.S. For the remainder of 2012, we expect the effective tax rate to be 36.0% to 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Other than tax risks and related indemnifications recorded in connection with the business acquisition described below, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2011. We file income tax returns in the U.S. and various U.S. state, local, and foreign jurisdictions. It is reasonably possible that certain income tax return proceedings, including an Internal Revenue Service audit of our 2007-2009 U.S. income tax returns, will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

Business Acquisition
On July 25, 2011, FedEx completed its acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. The financial results of the acquired business are included in our results from the date of acquisition and were not material to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill. This acquisition gives us a more robust domestic transportation network in Mexico and added capability in this important global market.
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first three months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:
•	economic conditions in the global markets in which we operate;
•	damage to our reputation or loss of brand equity;
•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;
•	the price and availability of jet and vehicle fuel;
•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;
•	our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or pilot safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting our employees), environmental (such as global climate change legislation) or postal rules;
•	adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;
•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	changes in foreign currency exchange rates, especially in the euro, Chinese yuan, Canadian dollar, British pound and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•	market acceptance of our new service and growth initiatives;
•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;
•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents our pilots (the current pilot contract is scheduled to become amendable in March 2013 unless the union exercises its option to shorten the contract, in which case the agreement would be amendable in March 2012);
•	any impact on our business from disruptions or modifications in service by the United States Postal Service (the “USPS”), which is a significant customer and vendor of ours, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;
•	the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to FedEx and FedEx’s ability to maintain our current credit ratings, especially given the capital intensity of our operations;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services; and
•	other risks and uncertainties you can find in FedEx’s press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying unaudited condensed consolidated financial statements.
Item 1A. Risk Factors
With the exception of the inclusion in “Forward-Looking Statements” of a risk factor relating to our relationship, as a significant customer and vendor, with the USPS, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION
Date: September 23, 2011	/s/ CATHY D. ROSS
CATHY D. ROSS
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1