Form 10-Q
period 2011-11-30
FEDERAL EXPRESS CORP
filed 2011-12-16
CIK 230211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of December 14, 2011 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2011 and May 31, 2011	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	12

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	21

ITEM 1A. Risk Factors	21

ITEM 5. Other Information	21

ITEM 6. Exhibits	21

Signature	23

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30,
	2011	May 31,
	(Unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$675	$626
Receivables, less allowances of $91 and $83	1,648	1,645
Spare parts, supplies and fuel, less allowances of $176 and $169	364	367
Deferred income taxes	416	398
Due from parent company and other FedEx subsidiaries	228	607
Prepaid expenses and other	98	90

Total current assets	3,429	3,733

PROPERTY AND EQUIPMENT, AT COST	22,990	21,622
Less accumulated depreciation and amortization	11,430	11,110

Net property and equipment	11,560	10,512

OTHER LONG-TERM ASSETS
Goodwill	1,158	1,085
Other assets	1,055	1,016

Total other long-term assets	2,213	2,101

	$17,202	$16,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2011	May 31,
	(Unaudited)	2011
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$428	$17
Accrued salaries and employee benefits	906	836
Accounts payable	1,125	1,092
Accrued expenses	1,056	1,084
Due to other FedEx subsidiaries	456	283

Total current liabilities	3,971	3,312

LONG-TERM DEBT, LESS CURRENT PORTION	239	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,129	1,994
Pension, postretirement healthcare and other benefit obligations	892	867
Self-insurance accruals	633	631
Deferred lease obligations	812	695
Deferred gains, principally related to aircraft transactions	232	244
Other liabilities	140	115

Total other long-term liabilities	4,838	4,546

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	7,514	7,107
Accumulated other comprehensive income	32	118

Total owner’s equity	8,154	7,833

	$17,202	$16,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

REVENUES	$6,406	$5,841	$12,815	$11,610

OPERATING EXPENSES:
Salaries and employee benefits	2,306	2,187	4,648	4,381
Purchased transportation	339	307	675	597
Rentals and landing fees	415	421	833	819
Depreciation and amortization	285	263	564	515
Fuel	1,039	802	2,115	1,556
Maintenance and repairs	352	319	731	669
Intercompany charges, net	541	505	1,082	1,011
Other	790	782	1,546	1,456

	6,067	5,586	12,194	11,004

OPERATING INCOME	339	255	621	606

OTHER INCOME (EXPENSE):
Interest, net	12	1	20	4
Other, net	(7)	(19)	(20)	(37)

	5	(18)	—	(33)

INCOME BEFORE INCOME TAXES	344	237	621	573

PROVISION FOR INCOME TAXES	123	85	215	209

NET INCOME	$221	$152	$406	$364

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30,
	2011	2010

Operating Activities:
Net income	$406	$364
Noncash charges:
Depreciation and amortization	564	515
Other, net	184	113
Changes in assets and liabilities, net	664	661

Cash provided by operating activities	1,818	1,653

Investing Activities:
Capital expenditures	(1,623)	(1,601)
Business acquisition, net of cash acquired	(114)	—
Other	3	5

Cash used in investing activities	(1,734)	(1,596)

Financing Activities:
Principal payments on debt	(17)	(12)

Cash used in financing activities	(17)	(12)

Effect of exchange rate changes on cash	(18)	24

Net increase in cash and cash equivalents	49	69
Cash and cash equivalents at beginning of period	626	512

Cash and cash equivalents at end of period	$675	$581

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2011, the results of our operations for the three- and six-month periods ended November 30, 2011 and 2010 and cash flows for the six-month periods ended November 30, 2011 and 2010. Operating results for the three- and six-month periods ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.
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
Our stock-based compensation expense was $7 million for the three-month period ended November 30, 2011 and $19 million for the six-month period ended November 30, 2011. Our stock-based compensation expense was $7 million for the three-month period ended November 30, 2010 and $17 million for the six-month period ended November 30, 2010. This amount represents the amount charged to us by FedEx for awards granted to our employees.
LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $539 million at November 30, 2011 and May 31, 2011, compared with estimated fair values of $625 million at November 30, 2011 and $620 million at May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first half of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Comprehensive Income
The following table provides a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended November 30 (in millions):

	Three Months Ended
	2011	2010

Net income	$221	$152
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $23 in 2011 and $11 in 2010	(103)	42

Comprehensive income	$118	$194

	Six Months Ended
	2011	2010

Net income	$406	$364
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $20 in 2011 and $16 in 2010	(86)	69

Comprehensive income	$320	$433

(3) Retirement Plans
We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2011.
Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Pension plans sponsored by FedEx	$80	$81	$160	$161
Other U.S. domestic and international pension plans	11	11	21	21
U.S. domestic and international defined contribution plans	52	37	108	75
Postretirement healthcare plans	14	12	28	24

	$157	$141	$317	$281

The three- and six-month periods ended November 30, 2011 reflect the full restoration on January 1, 2011 of company-matching contributions for our 401(k) plans.

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first six months of 2012 or 2011 to pension plans sponsored by us, and we do not expect to make material contributions in 2012.
(4) Commitments
As of November 30, 2011, our purchase commitments under various contracts for the remainder of 2012 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft-
	Related	Other (1)	Total

2012 (remainder)	$389	$10	$399
2013	983	12	995
2014	780	12	792
2015	555	8	563
2016	580	33	613
Thereafter	3,225	105	3,330

(1)	Primarily advertising and promotions contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase 15 Boeing 777 Freighters (“B777F”) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We had $678 million in deposits and progress payments as of November 30, 2011 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations.
The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2011, with the year of expected delivery:

	B777F(1)	B757	Total

2012 (remainder)	2	8	10
2013	4	6	10
2014	7	—	7
2015	3	—	3
2016	3	—	3
Thereafter	9	—	9

Total	28	14	42

(1)	Reflects the deferral during the second quarter of 2012 of the delivery of two B777F aircraft from 2013 to after 2016.

On December 14, 2011, we entered into an agreement with The Boeing Company for the purchase of 27 new Boeing 767-300 Freighter aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. We are also delaying the delivery of nine B777F aircraft, five of which will be deferred from 2014 and one per year from 2015 to 2018. (Including the two deferrals that occurred in the second quarter of 2012, this brings the total B777F deferrals to 11 aircraft.) Additionally, we removed the RLA condition from two of the 15 B777F aircraft discussed above and also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule. These aircraft transactions are not reflected in the tables above, as they occurred subsequent to the end of the second quarter of 2012.
A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2011 is as follows (in millions):

		Operating Leases
		Aircraft		Total
	Capital	and Related	Facilities	Operating
	Leases	Equipment	and Other	Leases

2012 (remainder)	$14	$370	$352	$722
2013	118	499	640	1,139
2014	—	473	551	1,024
2015	—	455	517	972
2016	—	458	403	861
Thereafter	—	1,545	3,585	5,130

Total	132	$3,800	$6,048	$9,848

Less amount representing interest	4

Present value of net minimum lease payments	$128

(5) Contingencies
ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. While we do not agree with the verdict or the amount of damages awarded and have appealed the matter to the U.S. Court of Appeals for the Seventh Circuit, accounting standards required an accrual of a $66 million loss in the second quarter of 2011. We did not accrue the $5 million of interest as a loss because we have additional arguments on appeal that lead us to believe that loss of that amount is not probable. The Seventh Circuit heard oral argument on our appeal in November 2011.
California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court has ruled that we are liable to the State of California, and there will be a ruling as to whether we are liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. Prior to any decision on the amount of liability, we reached an agreement to settle this matter for an immaterial amount in October 2011, subject to approval by the court.
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
We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.4 billion at November 30, 2011 and May 31, 2011.
The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.
(7) Supplemental Cash Flow Information
Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2011	2010

Cash payments for:
Income taxes	$149	$190
Income tax refunds received	(50)	(50)

Cash tax payments, net	$99	$140

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Federal Express Corporation
We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended November 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
December 16, 2011

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2011.
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

RESULTS OF OPERATIONS
The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2011	2010	Change		2011	2010	Change
Revenues:
Package:
U.S. overnight box	$1,623	$1,489	9		$3,263	$2,980	9
U.S. overnight envelope	421	416	1		872	848	3
U.S. deferred	731	666	10		1,462	1,327	10

Total U.S. domestic package revenue	2,775	2,571	8		5,597	5,155	9

International priority	2,171	2,009	8		4,369	3,983	10
International domestic(1)	217	165	32		424	313	35

Total package revenue	5,163	4,745	9		10,390	9,451	10
Freight:
U.S.	628	530	18		1,219	1,053	16
International priority	470	435	8		919	841	9
International airfreight	74	69	7		151	139	9

Total freight revenue	1,172	1,034	13		2,289	2,033	13
Other	71	62	15		136	126	8

Total revenues	6,406	5,841	10		12,815	11,610	10
Operating expenses:
Salaries and employee benefits	2,306	2,187	5		4,648	4,381	6
Purchased transportation	339	307	10		675	597	13
Rentals and landing fees	415	421	(1)		833	819	2
Depreciation and amortization	285	263	8		564	515	10
Fuel	1,039	802	30		2,115	1,556	36
Maintenance and repairs	352	319	10		731	669	9
Intercompany charges	541	505	7		1,082	1,011	7
Other	790	782 (2)	1		1,546	1,456 (2)	6

Total operating expenses	6,067	5,586	9		12,194	11,004	11

Operating income	$339	$255	33		$621	$606	2

Operating margin	5.3%	4.4%	90	bp	4.8%	5.2%	(40	)bp

Other income (expense):
Interest, net	12	1	NM		20	4	NM
Other, net	(7)	(19)	(63)		(20)	(37)	(46)

	5	(18)	NM		—	(33)	NM

Income before income taxes	344	237	45		621	573	8

Provision for income taxes	123	85	45		215	209	3

Net income	$221	$152	45		$406	$364	12

(1)	International domestic revenues include our international intra-country operations, including our February 2011 business acquisition in India and our July 2011 business acquisition in Mexico.

(2)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.

	Percent of Revenue		Percent of Revenue
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2011	2010	2011	2010
Operating expenses:
Salaries and employee benefits	36.0%	37.4%	36.3%	37.7%
Purchased transportation	5.3	5.3	5.3	5.2
Rentals and landing fees	6.5	7.2	6.5	7.1
Depreciation and amortization	4.4	4.5	4.4	4.4
Fuel	16.2	13.7	16.5	13.4
Maintenance and repairs	5.5	5.5	5.7	5.8
Intercompany charges	8.5	8.6	8.4	8.7
Other	12.3	13.4 (1)	12.1	12.5 (1)

Total operating expenses	94.7	95.6	95.2	94.8

Operating margin	5.3%	4.4%	4.8%	5.2%

(1)	Includes a $66 million legal reserve associated with the ATA Airlines lawsuit.
The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2011	2010	Change	2011	2010	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,168	1,196	(2)	1,151	1,182	(3)
U.S. overnight envelope	582	626	(7)	589	625	(6)
U.S. deferred	838	865	(3)	834	855	(2)

Total U.S. domestic ADV	2,588	2,687	(4)	2,574	2,662	(3)

International priority	569	585	(3)	556	575	(3)
International domestic(1)	529	354	49	486	339	43

Total ADV	3,686	3,626	2	3,616	3,576	1

Revenue per package (yield):
U.S. overnight box	$22.05	$19.75	12	$22.15	$19.70	12
U.S. overnight envelope	11.48	10.54	9	11.56	10.59	9
U.S. deferred	13.84	12.24	13	13.70	12.12	13
U.S. domestic composite	17.01	15.19	12	16.99	15.13	12
International priority	60.56	54.54	11	61.42	54.12	13
International domestic(1)	6.51	7.39	(12)	6.81	7.22	(6)
Composite package yield	22.23	20.77	7	22.45	20.65	9
Freight Statistics
Average daily freight pounds:
U.S.	7,630	7,459	2	7,295	7,179	2
International priority	3,451	3,320	4	3,289	3,171	4
International airfreight	1,213	1,243	(2)	1,188	1,242	(4)

Total average daily freight pounds	12,294	12,022	2	11,772	11,592	2

Revenue per pound (yield):
U.S.	$1.31	$1.13	16	$1.31	$1.15	14
International priority	2.16	2.08	4	2.18	2.07	5
International airfreight	0.97	0.88	10	0.99	0.87	14
Composite freight yield	1.51	1.36	11	1.52	1.37	11

(1)	International domestic statistics include our international intra-country operations, including our February 2011 business acquisition in India and our July 2011 business acquisition in Mexico.

Revenues
Our revenues increased 10% in both the second quarter and the first half of 2012 primarily due to an increase in U.S. domestic and IP package yields. U.S. domestic package yields increased in the second quarter and first half of 2012 primarily due to higher fuel surcharges and increased rate per pound. IP package yields increased in the second quarter of 2012 due to higher fuel surcharges, increased rate per pound, and increased weights. In the first half of 2012, IP package yields increased primarily due to higher fuel surcharges, increased rate per pound and favorable exchange rates. However, on-going weakness in global growth continued to be reflected in reduced demand for our U.S. domestic and IP package services.
Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

U.S. Domestic and Outbound Fuel Surcharge:
Low	14.00%	7.00%	14.00%	7.00%
High	15.50	8.50	16.50	10.00
Weighted-average	14.67	7.82	15.10	8.17

International Fuel Surcharges:
Low	14.00	7.00	14.00	7.00
High	21.00	13.50	23.00	14.00
Weighted-average	17.33	10.59	17.63	10.83
On September 22, 2011, we announced a 5.9% average list price increase effective January 2, 2012, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points. In September 2010, we announced a 5.9% average list price increase effective January 3, 2011, for FedEx U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.
Operating Income
Our operating income increased during the second quarter and first half of 2012 as a result of the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. However, operating margin decreased in the first half of 2012 due to lower volumes in our U.S. domestic package and higher-yielding IP package services. The year-over-year comparison of the results was favorably impacted by the inclusion in the second quarter of 2011 of a $66 million legal reserve associated with the ATA Airlines lawsuit (see Note 5 of the accompanying unaudited condensed consolidated financial statements).
Salaries and employee benefits increased 5% in the second quarter and 6% in the first half of 2012 due to higher incentive compensation accruals and the reinstatement of full 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 10% in the second quarter of 2012 and 13% in the first half of 2012 due to higher utilization of third-party transportation providers, primarily in Europe, and recent business acquisitions in India and Mexico. Maintenance and repair expense increased 10% in the second quarter of 2012 and 9% in the first half of 2012 due to timing of aircraft maintenance activities.
Fuel costs increased 30% in the second quarter of 2012 and 36% in the first half of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in both the second quarter and first half of 2012. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates we charge for our services.

Other Income and Income Taxes
Interest income increased during the second quarter and first half of 2012 primarily due to increased capitalized interest related to aircraft and lower interest expense. Other non-operating expense decreased in the second quarter and first half of 2012 primarily due to the impact of foreign currency exchange rates.
Our effective tax rate was 35.8% for the second quarter of 2012 and 34.6% for the first half of 2012, compared with 35.8% for the second quarter of 2011 and 36.5% for the first half of 2011. For the remainder of 2012, we expect the effective tax rate to be between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.
Other than tax risks and related indemnifications recorded in connection with the business acquisition described below, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2011. We anticipate that certain income tax return proceedings, including an Internal Revenue Service audit of our 2007-2009 U.S. income tax returns, will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.
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
NEW ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the first half of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
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

•
any impact on our business from disruptions or modifications in service by the United States Postal Service (“USPS”), which is a significant customer and vendor of ours, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended November 30, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of all material pending legal proceedings, see Note 5 of the accompanying unaudited condensed consolidated financial statements.
In February 2011, we received a demand for production of information and documents in connection with a civil investigation by the Antitrust Division of the U.S. Department of Justice into the policies and practices of FedEx and United Parcel Service, Inc. for dealing with third-party consultants who work with shipping customers to negotiate lower rates. Related antitrust litigation with one of these third-party consultants was dismissed in late May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in late June 2011. In November 2011, the court granted FedEx’s motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint on December 12, 2011.

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

Item 5.	Other Information
On December 14, 2011, we entered into an agreement with The Boeing Company for the purchase of 27 new B767F aircraft. The agreement provides for delivery of three of the 27 B767F aircraft in 2014 and six B767F aircraft in each year thereafter through 2018. The agreement also provides us with an option to purchase an additional 30 767F aircraft. Most of the purchase price for each aircraft is due upon delivery of the aircraft. A copy of the purchase agreement will be filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ending February 29, 2012.
In the second quarter of fiscal 2012, we delayed the delivery of two B777F aircraft from 2013, and in conjunction with the execution of the B767F aircraft purchase agreement, are also delaying the delivery of nine B777F aircraft, five of which will be deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity with demand. We also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No.19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION
Date: December 16, 2011	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Supplemental Agreement No.19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2
Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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