Form 10-Q
period 2012-02-29
FEDERAL EXPRESS CORP
filed 2012-03-23
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2012 OR

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

The number of shares of common stock outstanding as of March 21, 2012 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

September 30,
PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 29, 2012 and May 31, 2011	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 29, 2012 and February 28, 2011	5

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 29, 2012 and February 28, 2011	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	12

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A. Risk Factors	22

ITEM 6. Exhibits	22

Signature	24

Exhibit Index	E-1

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT EX-101 SCHEMA DOCUMENT EX-101 CALCULATION LINKBASE DOCUMENT EX-101 LABELS LINKBASE DOCUMENT EX-101 PRESENTATION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	September 30,	September 30,
	February 29, 2012 (Unaudited)	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$747	$626
Receivables, less allowances of $88 and $83	1,610	1,645
Spare parts, supplies and fuel, less allowances of $180 and $169	372	367
Deferred income taxes	405	398
Due from parent company and other FedEx subsidiaries	282	607
Prepaid expenses and other	105	90

Total current assets	3,521	3,733

PROPERTY AND EQUIPMENT, AT COST	23,317	21,622
Less accumulated depreciation and amortization	11,711	11,110

Net property and equipment	11,606	10,512

OTHER LONG-TERM ASSETS
Goodwill	1,177	1,085
Other assets	1,176	1,016

Total other long-term assets	2,353	2,101

	$17,480	$16,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	September 30,	September 30,
	February 29, 2012 (Unaudited)	May 31, 2011
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$418	$17
Accrued salaries and employee benefits	895	836
Accounts payable	1,126	1,092
Accrued expenses	906	1,084
Due to other FedEx subsidiaries	397	283

Total current liabilities	3,742	3,312

LONG-TERM DEBT, LESS CURRENT PORTION	239	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,491	1,994
Pension, postretirement healthcare and other benefit obligations	898	867
Self-insurance accruals	641	631
Deferred lease obligations	663	695
Deferred gains, principally related to aircraft transactions	242	244
Other liabilities	114	115

Total other long-term liabilities	5,049	4,546

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	7,744	7,107
Accumulated other comprehensive income	98	118

Total owner’s equity	8,450	7,833

	$17,480	$16,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

REVENUES	$6,363	$5,914	$19,178	$17,524

OPERATING EXPENSES:
Salaries and employee benefits	2,337	2,255	6,985	6,636
Purchased transportation	337	313	1,012	910
Rentals and landing fees	418	419	1,251	1,238
Depreciation and amortization	296	263	860	778
Fuel	1,078	898	3,193	2,454
Maintenance and repairs	301	330	1,032	999
Intercompany charges, net	540	491	1,622	1,502
Other	705	769	2,251	2,225

	6,012	5,738	18,206	16,742

OPERATING INCOME	351	176	972	782

OTHER INCOME (EXPENSE):
Interest, net	8	2	28	6
Other, net	(18)	(22)	(38)	(59)

	(10)	(20)	(10)	(53)

INCOME BEFORE INCOME TAXES	341	156	962	729

PROVISION FOR INCOME TAXES	110	56	325	265

NET INCOME	$231	$100	$637	$464

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	September 30,	September 30,
	Nine Months Ended
	February 29, 2012	February 28, 2011

Operating Activities:
Net income	$637	$464
Noncash charges:
Depreciation and amortization	860	779
Other, net	500	372
Changes in assets and liabilities, net	277	546

Cash provided by operating activities	2,274	2,161

Investing Activities:
Capital expenditures	(2,015)	(2,038)
Business acquisitions, net of cash acquired	(114)	(96)
Other	6	11

Cash used in investing activities	(2,123)	(2,123)

Financing Activities:
Principal payments on debt	(27)	(12)

Cash used in financing activities	(27)	(12)

Effect of exchange rate changes on cash	(3)	32

Net increase in cash and cash equivalents	121	58
Cash and cash equivalents at beginning of period	626	512

Cash and cash equivalents at end of period	$747	$570

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2012, the results of our operations for the three- and nine-month periods ended February 29, 2012 and February 28, 2011 and cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011. Operating results for the three- and nine-month periods ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. During the fourth quarter of 2011 the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract becomes amendable in March 2013 as the pilot’s union determined, during the third quarter of 2012, not to exercise its option to shorten the contract. In addition to our pilots, certain of our non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $7 million for the three-month period ended February 29, 2012 and $26 million for the nine-month period ended February 29, 2012. Our stock-based compensation expense was $6 million for the three-month period ended February 28, 2011 and $23 million for the nine-month period ended February 28, 2011. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $539 million at February 29, 2012 and May 31, 2011, compared with estimated fair values of $634 million at February 29, 2012 and $620 million at May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the nine months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Comprehensive Income

The following tables provide a reconciliation of net income reported in our financial statements to comprehensive income for the periods ended February 29, 2012 and February 28, 2011 (in millions):

	September 30,	September 30,
	Three Months Ended
	2012	2011

Net income	$231	$100
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $15 in 2012 and $3 in 2011	63	32
Amortization of unrealized pension actuarial gains/losses, net of tax of $2 in 2012	3	—

Comprehensive income	$297	$132

	Nine Months Ended
	2012	2011
Net income	$637	$464
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $5 in 2012 and $19 in 2011	(24)	101
Amortization of unrealized pension actuarial gains/losses, net of tax of $3 in 2012	4	—

Comprehensive income	$617	$565

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 29, 2012.

Our retirement plans costs for the periods ended February 29, 2012 and February 28, 2011 were as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Pension plans sponsored by FedEx	$81	$80	$241	$241
Other U.S. domestic and international pension plans	13	12	34	33
U.S. domestic and international defined contribution plans	54	46	162	121
Postretirement healthcare plans	14	12	42	36

	$162	$150	$479	$431

The three- and nine-month periods ended February 29, 2012 reflect the full restoration on January 1, 2011 of company-matching contributions for our 401(k) plans.

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first nine months of 2012 or 2011 to pension plans sponsored by us, and we do not expect to make material contributions in 2012.

(4) Commitments

As of February 29, 2012, our purchase commitments under various contracts for the remainder of 2012 and annually thereafter were as follows (in millions):

	September 30,XXX	September 30,XXX	September 30,XXX
	Aircraft and Aircraft Related	Other(1)	Total

2012 (remainder)	$279	$1	$280
2013	743	12	755
2014	540	12	552
2015	734	8	742
2016	749	31	780
Thereafter	6,415	103	6,518

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase 13 Boeing 777 Freighters (“B777F”) is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

In December 2011, we entered into an agreement to acquire 27 new Boeing 767-300 Freighter (“B767F”) aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. In conjunction with the execution of the B767F aircraft purchase agreement, we also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. We also removed the RLA condition from two of the 15 B777F aircraft (bringing the number of purchase obligations subject to the condition to 13) and exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

We had $734 million in deposits and progress payments as of February 29, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 29, 2012, with the year of expected delivery:

	September 30,	September 30,	September 30,	September 30,
	B777F	B767F	B757	Total

2012 (remainder)	2	—	5	7
2013	4	—	8	12
2014	2	3	—	5
2015	2	6	—	8
2016	2	6	—	8
Thereafter	18	12	—	30

Total	30	27	13	70

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at February 29, 2012 is as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
		Operating Leases
	Capital Leases	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2012 (remainder)	$3	$84	$176	$260
2013	118	486	660	1,146
2014	—	462	574	1,036
2015	—	448	536	984
2016	—	453	420	873
Thereafter	—	1,541	3,658	5,199

Total	121	$3,474	$6,024	$9,498

Less amount representing interest	3

Present value of net minimum lease payments	$118

(5) Contingencies

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against us. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. The time for filing further appeal has passed. We have reversed the $66 million accrual established in the second quarter of 2011.

California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court has ruled that we are liable to the State of California, and there will be a ruling as to whether we are liable to class members who can prove they were injured by the paystub deficiencies. The judge has not yet decided on the amount, if any, of liability to the State of California or to the class, but has wide discretion. Prior to any decision on the amount of liability, we reached an agreement to settle this matter for an immaterial amount in October 2011, subject to approval by the court. The court preliminarily approved the proposed settlement in January 2012. Class notices were mailed in March 2012.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.3 billion at February 29, 2012 and $1.4 billion at May 31, 2011.

The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 29, 2012 and February 28, 2011 was as follows (in millions):

	September 30,	September 30,
	2012	2011

Cash payments for:
Interest (net of capitalized interest)	$—	$9

Income taxes	212	259
Income tax refunds received	(270)	(256)

Cash tax payments, net	$(58)	$3

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 29, 2012, and the related condensed consolidated statements of income for the three-month and nine-month periods ended February 29, 2012 and February 28, 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of the Company’s management.

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

March 23, 2012

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2011 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 29, 2012.

We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc. (“FedEx Ground”), with customer-facing sales, marketing, information technology and customer service support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”). For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in expense line items outside of intercompany charges.

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

RESULTS OF OPERATIONS

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended February 29, 2012 and February 28, 2011:

	XXXX	XXXX	XXXX		XXXX	XXXX	XXXX
	Three Months Ended		Percent		Nine Months Ended		Percent
	2012	2011	Change		2012	2011	Change

Revenues:
Package:
U.S. overnight box	$1,619	$1,514	7		$4,882	$4,494	9
U.S. overnight envelope	426	425	—		1,298	1,273	2
U.S. deferred	792	743	7		2,254	2,070	9

Total U.S. domestic package revenue	2,837	2,682	6		8,434	7,837	8

International priority(1)	2,079	1,974	5		6,448	5,957	8
International domestic(2)	210	158	33		634	471	35

Total package revenue	5,126	4,814	6		15,516	14,265	9
Freight:
U.S.	647	565	15		1,866	1,618	15
International priority(3)	443	412	8		1,362	1,253	9
International airfreight	77	68	13		228	207	10

Total freight revenue	1,167	1,045	12		3,456	3,078	12
Other	70	55	27		206	181	14

Total revenues	6,363	5,914	8		19,178	17,524	9
Operating expenses:
Salaries and employee benefits	2,337	2,255	4		6,985	6,636	5
Purchased transportation	337	313	8		1,012	910	11
Rentals and landing fees	418	419	—		1,251	1,238	1
Depreciation and amortization	296	263	13		860	778	11
Fuel	1,078	898	20		3,193	2,454	30
Maintenance and repairs	301	330	(9)		1,032	999	3
Intercompany charges	540	491	10		1,622	1,502	8
Other(4)	705	769	(8)		2,251	2,225	1

Total operating expenses	6,012	5,738	5		18,206	16,742	9

Operating income	$351	$176	99		$972	$782	24

Operating margin	5.5%	3.0%	250	bp	5.1%	4.5%	60	bp

Other income (expense):
Interest, net	8	2	NM		28	6	NM
Other, net	(18)	(22)	(18)		(38)	(59)	(36)

	(10)	(20)	NM		(10)	(53)	NM

Income before income taxes	341	156	119		962	729	32

Provision for income taxes	110	56	96		325	265	23

Net income	$231	$100	131		$637	$464	37

(1)	International priority package revenues include our international overnight package, international overnight letter and international economy services.
(2)	International domestic revenues include our international intra-country operations, including acquisitions in India (February 2011) and Mexico (July 2011).
(3)	International priority freight revenues include our international priority freight and international economy freight services.
(4)

The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit. The reserve was initially recorded in the second quarter of 2011 (see Note 5 of the accompanying unaudited condensed consolidated financial statements).

	September 30,	September 30,	September 30,	September 30,
	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2012	2011	2012	2011

Operating expenses:
Salaries and employee benefits	36.7%	38.1%	36.4%	37.9%
Purchased transportation	5.3	5.3	5.3	5.2
Rentals and landing fees	6.6	7.1	6.5	7.0
Depreciation and amortization	4.7	4.4	4.5	4.4
Fuel	16.9	15.2	16.6	14.0
Maintenance and repairs	4.7	5.6	5.4	5.7
Intercompany charges	8.5	8.3	8.5	8.6
Other(1)	11.1	13.0	11.7	12.7

Total operating expenses	94.5	97.0	94.9	95.5

Operating margin	5.5%	3.0%	5.1%	4.5%

(1)

The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit. The reserve was initially recorded in the second quarter of 2011 (see Note 5 of the accompanying unaudited condensed consolidated financial statements).

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2012 and February 28, 2011:

	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx
	Three Months Ended		Percent	Nine Months Ended		Percent
	2012	2011	Change	2012	2011	Change

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,171	1,218	(4)	1,158	1,194	(3)
U.S. overnight envelope	581	631	(8)	586	627	(7)
U.S. deferred	923	952	(3)	863	887	(3)

Total U.S. domestic ADV	2,675	2,801	(4)	2,607	2,708	(4)

International priority(1)	552	558	(1)	555	569	(2)
International domestic(2)	508	337	51	493	338	46

Total ADV	3,735	3,696	1	3,655	3,615	1

Revenue per package (yield):
U.S. overnight box	$21.93	$20.05	9	$22.08	$19.81	11
U.S. overnight envelope	11.65	10.87	7	11.59	10.68	9
U.S. deferred	13.62	12.60	8	13.67	12.29	11
U.S. domestic composite	16.83	15.45	9	16.94	15.23	11
International priority(1)	59.78	57.07	5	60.88	55.06	11
International domestic(2)	6.57	7.54	(13)	6.73	7.33	(8)
Composite package yield	21.79	21.01	4	22.23	20.77	7
Freight Statistics
Average daily freight pounds:
U.S.	8,104	8,000	1	7,561	7,447	2
International priority(3)	3,257	3,131	4	3,279	3,158	4
International airfreight	1,169	1,262	(7)	1,182	1,248	(5)

Total average daily freight pounds	12,530	12,393	1	12,022	11,853	1

Revenue per pound (yield):
U.S.	$1.27	$1.14	11	$1.29	$1.14	13
International priority(3)	2.16	2.12	2	2.18	2.09	4
International airfreight	1.04	0.88	18	1.01	0.88	15
Composite freight yield	1.48	1.36	9	1.51	1.37	10

(1)	International priority package statistics include our international overnight package, international overnight letter and international economy services.
(2)	International domestic statistics include our international intra-country operations, including acquisitions in India (February 2011) and Mexico (July 2011).
(3)	International priority freight statistics include our international priority freight and international economy freight services.

Revenues

Our revenues increased 8% in the third quarter and 9% in the nine months of 2012 primarily due to an increase in U.S. domestic and IP package yields, partially offset by decreases in U.S. domestic and IP volumes. Ongoing weakness in global growth continued to be reflected in reduced demand for our U.S. domestic and IP package services in the third quarter and nine months of 2012. U.S. domestic package yields increased in the third quarter primarily due to increased rate per pound and higher fuel surcharges. IP package yields increased in the third quarter due to higher fuel surcharges and increased package weights. In the nine months of 2012, U.S. domestic package yields increased primarily due to higher fuel surcharges and increased rate per pound. IP package yields increased in the nine months of 2012 primarily due to higher fuel surcharges, increased rate per pound and increased package weights.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 29, 2012 and February 28, 2011:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011

U.S. Domestic and Outbound Fuel Surcharge:
Low	11.50%	9.00%	11.50%	7.00%
High	14.00	10.00	16.50	10.00
Weighted-average	12.91	9.70	14.36	8.68

International Fuel Surcharges:
Low	13.50	9.00	13.50	7.00
High	19.00	15.00	23.00	15.00
Weighted-average	16.45	12.04	17.23	11.22

On January 2, 2012, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points. On January 3, 2011, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Our operating results for the third quarter and nine months of 2012 benefited from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust. Our third quarter of 2012 results also benefited from a milder winter, as third quarter of 2011 results were negatively impacted by unusually severe winter weather. Our third quarter of 2012 results include the reversal of a legal reserve of $66 million associated with the ATA Airlines lawsuit (see the “Overview” section above and Note 5 of the accompanying unaudited condensed consolidated financial statements). This reserve was initially recorded in the second quarter of 2011. Additionally, our operating income and operating margin increased during the third quarter and nine months of 2012 due to U.S. domestic and IP package yield improvement, partially offset by decreases in U.S. domestic and IP volumes. One additional operating day also contributed to earnings growth for the third quarter and nine months of 2012.

Salaries and employee benefits increased 4% in the third quarter of 2012 and 5% in the nine months of 2012 due to higher incentive compensation accruals and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 8% in the third quarter and 11% in the nine months of 2012 due to costs associated with recent business acquisitions in India and Mexico and higher utilization of third-party transportation providers, primarily in Europe. Intercompany charges increased 10% in the third quarter of 2012 and 8% in the nine months of 2012 due to higher allocated variable incentive compensation expenses.

Fuel costs increased 20% in the third quarter of 2012 and 30% in the nine months of 2012 due to increases in the average price per gallon of fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a positive impact on operating income in both the third quarter and nine months of 2012. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Other Income and Income Taxes

Interest expense decreased during the third quarter and nine months of 2012 primarily due to increased capitalized interest related to aircraft and lower interest expense. Other non-operating expense decreased in the third quarter and nine months of 2012 primarily due to lower management fees.

Our effective tax rate was 32.4% for the third quarter of 2012 and 33.8% for the nine months of 2012, compared with 35.9% for the third quarter of 2011 and 36.4% for the nine months of 2011. Our tax rates for both periods in 2012 were favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns noted below. For the remainder of 2012, we expect our effective tax rate to be between 36.0% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of February 29, 2012, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2011. The IRS completed its audit of our 2007 through 2009 consolidated U.S. income tax returns, and the result of the audit did not have a material effect on our consolidated financial statements.

We file income tax returns in the U.S. and various U.S. states and foreign jurisdictions. It is reasonably possible that certain other U.S. federal, U.S. state and foreign jurisdiction income tax return proceedings could be completed during the next 12 months and result in a change in our balance of unrecognized tax benefits. An estimate of the range of the change cannot be made at this time; however, the expected impact of any changes would not be material to our consolidated financial statements.

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

NEW ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See our Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of May 31, 2011. We believe that no new accounting guidance was adopted or issued during the nine months of 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation rights, increased air cargo and other security or pilot safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation, hours of service regulations or changes to the Railway Labor Act affecting our employees), environmental (such as global climate change legislation) or postal rules;

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

•

changes in foreign currency exchange rates, especially in the euro, Japanese yen, Chinese yuan, Canadian dollar, Swiss Franc and British pound, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•	any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal proceedings;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents our pilots (the current pilot contract is scheduled to become amendable in March 2013);

•

any impact on our business from disruptions or modifications in service by the United States Postal Service (“USPS”), which is a significant customer of ours, as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.4 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 23, 2012	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.4 to FedEx Corporation’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1