Form 10-K
period 2012-05-31
FEDERAL EXPRESS CORP
filed 2012-07-16
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 16, 2012, 1,000 shares of the Registrant’s common stock were outstanding.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

ITEM 1. BUSINESS

Overview

Federal Express Corporation (“FedEx Express”) invented express distribution in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer time-definite delivery within one to three business days, serving markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 149,000 employees and have approximately 58,400 drop-off locations (including FedEx Office centers), 660 aircraft and approximately 52,400 vehicles and trailers in our integrated global network.

FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides us and other FedEx subsidiaries with sales, marketing, information technology, communications, customer service and certain other back-office support. FedEx Services and its subsidiary FedEx TechConnect, Inc. provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.

FedEx’s wholly owned subsidiary FedEx Office and Print Services, Inc. (“FedEx Office”) provides customer access to our shipping services. FedEx Office has approximately 1,840 locations and its network of locations provides convenient access points to our services for higher margin retail customers. In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail product assortment.

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

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe and Latin America.

We recently made strategic moves in Europe and Latin America. Since the beginning of 2012, we acquired:

•	the Mexican domestic express package delivery company Servicios Nacionales Mupa, S.A. de C.V. (Multipack);

•	the Polish domestic express package delivery company Opek Sp. z o.o.;

•	the French express transportation company TATEX; and

•	the Brazilian transportation and logistics company Rapidão Cometa Logística e Transportes S.A.

These acquisitions will give us more robust domestic transportation networks and added capabilities in these important global markets, continue our strategic European and Latin American growth plans and are expected to provide important contributions to our long-term growth, productivity and profitability. Additionally, in 2012, we opened 38 new stations across Europe pursuant to our organic growth strategy.

We began serving mainland China in 1984, have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Additionally, in May 2012, we announced our decision to establish a new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which will serve as a consolidation point for shipments from northern Asia to the United States, and will continue to operate as an international gateway for customers in western Japan. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

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

The fedex.com Web site was launched over fifteen years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The advanced tracking capability within My FedEx provides customers with a consolidated view of inbound and outbound shipments. FedEx Desktop provides customers the benefit of working offline and having real-time shipment updates sent directly to their computer desktop.

FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® mobile digital devices. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location data for shipments and utilize FedEx Office Print & Go, a smartphone solution that allows customers to send documents directly for printing on digital copy machines at FedEx Office locations across the United States. We also use wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers. The FedEx Mobile website has expanded to 206 countries and 25 languages.

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

Marketing

The FedEx brand name is a symbol for high-quality service, reliability and speed. FedEx is one of the most widely recognized brands in the world. Special emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. In addition to traditional print and broadcast advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•	The National Football League (NFL), as its “Official Delivery Service Sponsor”

•	FedExField, home of the NFL’s Washington Redskins

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players, which we recently extended through 2017

•	The FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital

•	FedExForum, home of the NBA’s Memphis Grizzlies

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament

U.S. Postal Service Agreement

Under an agreement with the U.S. Postal Service (“USPS”) that runs through September 2013, we provide domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. The USPS has informed us that it intends to solicit proposals for the provision of these services upon the expiration of the current agreement. We also have approximately 5,000 drop boxes at USPS locations in approximately 340 metropolitan areas, under an agreement that expired in June 2012. We are preparing for removal of those drop boxes in accordance with the terms of the agreement. We also provide transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (GXG) under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Pricing

We periodically publish list prices in our Service Guides for the majority of our services. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. International rates are based on the type of service provided and vary with size, weight, destination and, whenever applicable, whether the customer charged the shipment to a FedEx account. We offer our customers discounts generally based on actual or potential average daily revenue produced.

We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2012 was based on the average spot price for jet fuel published for April 2012. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2012 — 14%; 2011 — 10%; and 2010 — 6%. These percentages include certain fuel surcharge reductions that are associated with our annual base rate increases.

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

FedEx Office offers retail access to our shipping services at all of its U.S. retail locations. We also have alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, corporate or industrial parks and outside some U.S. Post Offices.

Fuel Supplies and Costs

During 2012, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”

The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Total Revenues
2012	$3,867	15.0%
2011	3,178	13.2
2010	2,342	11.0
2009	2,932	13.2
2008	3,396	14.0

Most of our vehicle fuel needs are satisfied by retail purchases with various discounts.

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

Competitors within the United States include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, air freight forwarders and the USPS. Our principal international competitors are DHL, UPS, TNT, other foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of our international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2012, we employed approximately 101,000 permanent full-time and 48,000 permanent part-time employees, of which approximately 15% are employed in the Memphis area. Our international employees in the aggregate represent approximately 31% of all employees.

Our pilots, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. This agreement becomes amendable in March 2013.

Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on us or our employees. Certain of our non-U.S. employees are unionized. We believe our employee relations are excellent.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx and FedEx Express, among others, are trademarks, service marks and trade names of Federal Express Corporation for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including us, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In May 2012, however, the FAA indicated that it would reconsider the exclusion of cargo pilots from these new pilot fatigue requirements. Thus, it is reasonably possible that these rules or other future flight safety requirements could impose material costs on us.

The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. We hold various certificates issued by the DOT, authorizing us to engage in U.S. and international air transportation of property and mail on a worldwide basis.

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA continues to require us to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

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

Our operations outside of the United States, such as our growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, our ability to compete effectively in parts of the international domestic transportation and logistics market.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all of our flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

We are subject to federal, state and local environmental laws and regulations relating to, among other things, the shipment of dangerous goods, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs to ensure compliance with these regulations.

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

We present information about our risk factors on pages 31 through 35 of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2012, our aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Operational Revenue Payload (Pounds per Aircraft)(1)

Boeing B777F	19	0	19		178,000
Boeing MD11	38	26	64		164,200
Boeing MD10-30	12	5	17		114,200
Boeing MD10-10	52	0	52		108,700
Airbus A300-600	35	36	71		85,600
Airbus A310-200/300	35	0	35		61,900
Boeing B757-200	73	0	73	(2)	45,800
Boeing B727-200	41	0	41		38,200
ATR 72-202/212	21	0	21		14,660
ATR 42-300/320	26	0	26		10,880
Cessna 208B	241	0	241		2,500

Total	593	67	660

(1)	Maximum operational revenue payload is the lesser of the net volume-limited payload and the net maximum structural payload.

(2)	Includes 18 aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

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

In addition, we lease smaller aircraft to operators, and these operators use the aircraft to move FedEx packages to and from airports served by our larger jet aircraft. The lease agreements generally call for the lessee to provide the flight crews, maintenance, fuel and other supplies required to operate the aircraft, and we reimburse the lessee for these items. Our lease agreements are for terms not exceeding one year and are generally cancelable upon 30 days’ notice.

At May 31, 2012, we operated approximately 52,400 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2012, with the year of expected delivery:

	B757	B767F	B777F(1)	Total

2013	10	—	4	14
2014	—	3	2	5
2015	—	6	2	8
2016	—	6	2	8
2017	—	6	2	8
Thereafter	—	6	16	22

Total	10	27	28	65

(1)	As of May 31, 2012, our obligation to purchase 13 of these aircraft was conditioned upon there being no event that causes us or our employees to not be covered by the RLA.

In June 2012, we agreed to purchase 19 additional B767F aircraft. Four of these 19 additional B767F aircraft purchases are conditioned upon there being no event that causes us or our employees not to be covered by the RLA. These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019.

In conjunction with the additional B767F aircraft purchases, we converted four B777F aircraft deliveries that were subject to the RLA condition – two scheduled for delivery in fiscal 2016 and two schedule for delivery in fiscal 2017 – to equivalent purchase value for the additional B767F aircraft referenced above. These aircraft transactions are not included in the table above, as they occurred subsequent to May 31, 2012.

As of May 31, 2012, deposits and progress payments of $661 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 13 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2012, we operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year

National
Memphis, Tennessee	784	3,514,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2017/2028 (5)

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028 (6)

Los Angeles, California	34	305,000	57,000	City of Los Angeles	2021/2025 (7)

International
Anchorage, Alaska (2)	64	332,000	25,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	882,000	64,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2017, and lease for additional buildings expires in 2028.

(6)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(7)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

We have additional international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London, and Pearson Airport in Toronto. We also have a substantial presence at airports in Hong Kong, Taiwan, Dubai and Miami.

Administrative and Other Properties and Facilities

Our world headquarters are located in southeastern Shelby County, Tennessee. The headquarters campus comprises nine separate buildings with approximately 1.3 million square feet of space. We also lease 40 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

We own or lease approximately 660 facilities for city station operations in the United States. In addition, approximately 500 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2012, we had approximately 43,500 Drop Boxes, including 5,000 Drop Boxes outside U.S. Post Offices. The agreement related to the 5,000 Drop Boxes outside U.S. Post Offices expired in June 2012, and we are preparing for removal of those drop boxes in accordance with the terms of the agreement. As of May 31, 2012, we also had approximately 14,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, we had approximately 5,800 drop-off locations.

ITEM 3.	LEGAL PROCEEDINGS

FedEx Express and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 14 of the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx Express is a wholly owned subsidiary of FedEx, and there is no market for FedEx Express’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 23 through 35 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 65 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2012 thereon, are presented on pages 38 through 64 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 36 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 37 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the fees Ernst & Young LLP billed FedEx for services provided during 2012 and 2011, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2012	2011

Audit fees	$8,594	$8,102
Audit-related fees	601	524
Tax fees	327	354
All other fees	3	3

Total	$9,525	$8,983

•

Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•

Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2012 and 2011 include fees primarily for benefit plan audits.

•

Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $120,000 in 2012 and $137,000 in 2011.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2012 and 2011 include fees for online technical resources.

To help ensure the independence of our independent registered public accounting firm, the Audit Committee of the Board of Directors of FedEx has adopted a Policy on Engagement of Independent Auditor, which is available in the Corporate Governance section of the Investor Relations page of our website at http://investors.fedex.com.

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

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2012 thereon, are listed on page 22 and presented on pages 38 through 64 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 16, 2012 thereon, is presented on pages 66 through 67 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.

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

FEDERAL EXPRESS CORPORATION

Dated: July 16, 2012	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2012

/s/ CATHY D. ROSS Cathy D. Ross	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	July 16, 2012

/s/ J. RICK BATEMAN J. Rick Bateman	Vice President and Worldwide Controller (Principal Accounting Officer)	July 16, 2012

/s/ FREDERICK W. SMITH * Frederick W. Smith	Chairman of the Board of Directors	July 16, 2012

/s/ ROBERT B. CARTER * Robert B. Carter	Director	July 16, 2012

/s/ MICHAEL L. DUCKER * Michael L. Ducker	Executive Vice President and Chief Operating Officer and Director	July 16, 2012

/s/ T. MICHAEL GLENN * T. Michael Glenn	Director	July 16, 2012

/s/ ALAN B. GRAF, JR. * Alan B. Graf, Jr.	Director	July 16, 2012

Signature	Capacity	Date

/s/ JAMES R. PARKER * James R. Parker	Executive Vice President of Air Operations and Director	July 16, 2012

/s/ CHRISTINE P. RICHARDS * Christine P. Richards	Director	July 16, 2012

*By:	/s/ J. RICK BATEMAN
	J. Rick Bateman Attorney-in-Fact	July 16, 2012

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2012 results compared to 2011, and 2011 results compared to 2010. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2013. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

DESCRIPTION OF BUSINESS

We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc., with customer-facing sales, marketing, information technology, communications and back-office support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”) and customer service, technical support and billing and collection services through FedEx TechConnect, Inc.

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

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, as measured by average revenue per package (yield);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2012 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2012	2011	2010	2012/2011		2011/2010
Revenues:
Package:
U.S. overnight box	$6,546	$6,128	$5,602	7		9
U.S. overnight envelope	1,747	1,736	1,640	1		6
U.S. deferred	3,001	2,805	2,589	7		8

Total U.S. domestic package revenue	11,294	10,669	9,831	6		9
International priority(1)	8,708	8,228	7,087	6		16
International domestic(2)	853	653	578	31		13

Total package revenue	20,855	19,550	17,496	7		12
Freight:
U.S.	2,498	2,188	1,980	14		11
International priority(1)	1,827	1,722	1,303	6		32
International airfreight	307	283	251	8		13

Total freight revenue	4,632	4,193	3,534	10		19
Other	279	247	213	13		16

Total revenues	25,766	23,990	21,243	7		13
Operating expenses:
Salaries and employee benefits	9,365	8,919	8,177	5		9
Purchased transportation	1,357	1,243	1,058	9		17
Rentals and landing fees	1,657	1,650	1,557	—		6
Depreciation and amortization	1,157	1,048	1,005	10		4
Fuel	4,304	3,553	2,652	21		34
Maintenance and repairs	1,327	1,348	1,127	(2)		20
Impairment and other charges(3)	134	—	—	NM		—
Intercompany charges	2,163	2,015	1,918	7		5
Other(4)	3,054	3,008	2,623	2		15

Total operating expenses	24,518	22,784	20,117	8		13

Operating income	$1,248	$1,206	$1,126	3		7

Operating margin	4.8%	5.0%	5.3%	(20	)bp	(30	)bp

Other income (expense):
Interest, net	34	10	15	240		(33)
Other, net	(45)	(76)	(82)	(41)		(7)

	(11)	(66)	(67)	(83)		(1)

Income before income taxes	1,237	1,140	1,059	9		8

Provision for income taxes	429	409	408	5		—

Net income	$808	$731	$651	11		12

(1)	International priority includes FedEx International Priority and FedEx International Economy services.

(2)	International domestic revenues include our international intra-country domestic express operations, including acquisitions in India (February 2011) and Mexico (July 2011).

(3)	Represents charges resulting from the decision to retire 24 aircraft and related engines.

(4)

Includes the 2012 reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011 (See Note 14 of the accompanying consolidated financial statements).

	Percent of Revenue
	2012	2011	2010
Operating expenses:
Salaries and employee benefits	36.3%	37.2%	38.5%
Purchased transportation	5.3	5.2	5.0
Rentals and landing fees	6.4	6.9	7.3
Depreciation and amortization	4.5	4.4	4.7
Fuel	16.7	14.8	12.5
Maintenance and repairs	5.2	5.6	5.3
Impairment and other charges(1)	0.5	—	—
Intercompany charges	8.4	8.4	9.0
Other(2)	11.9	12.5	12.4

Total operating expenses	95.2	95.0	94.7

Operating margin	4.8%	5.0%	5.3%

(1)	Represents charges resulting from the decision to retire 24 aircraft and related engines.

(2)

Includes the 2012 reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit which was initially recorded in 2011 (See Note 14 of the accompanying consolidated financial statements).

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2012	2011	2010	2012/2011	2011/2010
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,146	1,184	1,157	(3)	2
U.S. overnight envelope	586	627	614	(7)	2
U.S. deferred	845	873	867	(3)	1

Total U.S. domestic ADV	2,577	2,684	2,638	(4)	2
International priority(1)	559	575	523	(3)	10
International domestic(2)	495	348	318	42	9

Total ADV	3,631	3,607	3,479	1	4

Revenue per package (yield):
U.S. overnight box	$22.31	$20.29	$19.00	10	7
U.S. overnight envelope	11.65	10.86	10.47	7	4
U.S. deferred	13.87	12.60	11.70	10	8
U.S. domestic composite	17.12	15.59	14.61	10	7
International priority(1)	60.83	56.08	53.10	8	6
International domestic(2)	6.74	7.38	7.14	(9)	3
Composite package yield	22.44	21.25	19.72	6	8
Freight Statistics
Average daily freight pounds:
U.S.	7,487	7,340	7,141	2	3
International priority(1)	3,303	3,184	2,544	4	25
International airfreight	1,171	1,235	1,222	(5)	1

Total average daily freight pounds	11,961	11,759	10,907	2	8

Revenue per pound (yield):
U.S.	$1.30	$1.17	$1.09	11	7
International priority(1)	2.16	2.12	2.01	2	5
International airfreight	1.02	0.90	0.81	13	11
Composite freight yield	1.51	1.40	1.27	8	10

(1)	International priority includes FedEx International Priority and FedEx International Economy services.

(2)	International domestic statistics include our international intra-country domestic express operations, including acquisitions in India (February 2011) and Mexico (July 2011).

Revenues

Our revenues increased 7% in 2012 primarily due to an increase in U.S. domestic and IP package yields, partially offset by decreases in U.S. domestic and IP package volumes. In 2012, U.S. domestic package yields increased 10% due to higher fuel surcharges and increased rate per pound. IP package yields increased 8% in 2012 due to higher fuel surcharges, increased package weights and increased rate per pound. Continued softness in the global economy resulted in decreased demand for our U.S. domestic and IP package services in 2012. IP revenue growth was negatively impacted by a lower-yielding mix of services, consisting of growth in deferred services and declines in premium services.

Our revenues increased 13% in 2011 on higher yields and volumes. In 2011, IP package volume increased 10% led by volume growth from Asia, Europe and the U.S. Our U.S. domestic package yields increased 7% due to higher fuel surcharges, rate increases and increased package weights. IP package yields increased 6% due to higher fuel surcharges, increased package weights and favorable exchange rates. International priority freight pounds increased 25% led by volume growth in Europe.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2012	2011	2010

U.S. Domestic and Outbound Fuel Surcharge:
Low	11.50%	7.00%	1.00%
High	16.50	15.50	8.50
Weighted-average	14.23	9.77	6.20

International Fuel Surcharges:
Low	13.50	7.00	1.00
High	23.00	21.00	13.50
Weighted-average	17.45	12.36	9.47

In January 2012, we implemented a 5.9% average list price increase for U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points. In January 2011, we implemented a 5.9% average list price increase on U.S. domestic and U.S. outbound express package and freight shipments and made various changes to other surcharges, while we lowered our fuel surcharge index by two percentage points.

Impairment and Other Charges

In May 2012, we made the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million was recorded in the fourth quarter. The decision to retire these aircraft, the majority of which were temporarily idled and not in revenue service, will better align our U.S. domestic air network capacity to match current and anticipated shipment volumes.

Operating Income

Our operating income increased 3% in 2012 primarily due to the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust and U.S. domestic and IP package yield improvements. Our results reflect the impact of two one-time items in 2012. Our results for 2012 were negatively impacted by $134 million as a result of our decision to retire from service 24 aircraft and related engines (see “Impairment and Other Charges” above). Our 2012 operating results were favorably impacted by the reversal of a legal reserve of $66 million associated with the ATA Airlines lawsuit which was initially recorded in 2011 (see Note 14 of the accompanying consolidated financial statements). Our results also benefited from a milder winter compared to the negative impact of unusually severe winter weather in 2011.

Salaries and employee benefits increased 5% in 2012 due to higher incentive compensation accruals and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 9% in 2012 due to recent business acquisitions in India and Mexico and higher utilization of third-party transportation providers, primarily in Europe. Intercompany charges increased 7% in 2012 due to higher allocated variable incentive compensation expenses.

Fuel costs increased 21% in 2012 due to increases in the average price per gallon of fuel. Fuel usage in 2012 was down slightly.

Our operating income increased in 2011 due to yield and volume growth, particularly in our higher-margin IP package services, although operating margin was down slightly. Higher revenues in 2011 were partially offset by higher retirement plans and medical expenses, increased aircraft maintenance costs, the reinstatement of certain employee compensation programs, and the negative impact of severe weather during the second half of the year. Results in 2011 were also negatively impacted by a legal reserve associated with the ATA Airlines lawsuit (see Note 14 of the accompanying consolidated financial statements).

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

Other Income and Expense and Income Taxes

Net interest income increased during 2012 primarily due to an increase in capitalized interest related to progress payments on aircraft purchases. Other expense decreased primarily due to foreign currency gains and lower management fees from FedEx. Net interest income decreased during 2011 primarily due to a decrease in capitalized interest related to the timing of progress payments on aircraft purchases. Other expense decreased in 2011 primarily due to lower management fees from FedEx.

Our effective tax rate was 34.6% in 2012, 35.9% in 2011 and 38.5% in 2010. Our 2012 rate was lower than our 2011 rate primarily due to favorable audit developments. The 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state rate driven by favorable audit and legislative developments. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 3% benefit to our 2012 effective tax rate. Our total permanently reinvested foreign earnings were $985 million at the end of 2012 and $625 million at the end of 2011.

Our current federal income tax expenses in 2012, 2011, and 2010 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 Freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.

The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2012	2011	2010
Current	$(510)	$(227)	$(160)
Deferred	753	447	348

Total Federal Provision	$243	$220	$188

For 2013, we expect our effective tax rate to be between 37.0% and 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. We also expect our current federal income tax expense will increase in 2013, possibly significantly, due to lower accelerated depreciation benefits than in prior years.

Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 8 of the accompanying consolidated financial statements.

Business Acquisitions

During 2012, we continued to expand our international network. On July 25, 2011, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. Last year, we completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash on February 22, 2011. The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations or financial condition. Substantially all of the purchase price was allocated to goodwill.

Subsequent to year-end, we completed the following acquisitions:

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Rapidão Cometa Logística e Transportes S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

Based on the timing of the completion of these acquisitions in relation to the date of issuance of the financial statements, the initial purchase price accounting was not completed for these acquisitions. The financial results of these acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2013 results. These acquisitions will give us more robust transportation networks within these countries and added capabilities in these important global markets.

Outlook

We expect increased revenues in 2013 in our international services and moderately improved yields across all our services as we continue to focus on our yield management programs. We anticipate a slight decline in U.S domestic package revenue in 2013 due to lower volumes.

Our operating income and operating margin are expected to increase modestly in 2013, on continued growth in international revenues led by IP package services. We also expect improved operating results due to productivity enhancements such as continued improvement in on-road productivity, air operations initiatives and continued realignment of our network. We are developing an operating and cost structure plan during 2013 to further improve our operational efficiency.

We will continue to modernize our aircraft fleet at during 2013 by adding newer aircraft that are more reliable, fuel efficient and technologically advanced, and retiring older, less-efficient aircraft. Due to the accelerated retirement of 54 aircraft and related engines to better align with the delivery schedule for replacement aircraft, we expect an additional $69 million in depreciation expense in 2013, partially offset from the avoidance of depreciation related to aircraft retirements.

Capital expenditures are expected to decrease in 2013 as we have delayed the delivery of two B777F aircraft from 2013 related to our aircraft modernization programs (see “Contractual Cash Obligations” for additional information), which will improve reliability, increase fuel efficiency and reduce operating costs in future years.

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

Contractual Cash Obligations

Our expected capital expenditures for 2013 include $1.3 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries. We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter (“B767F”) and Boeing 757-200 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft type previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to support projected long-term international volume growth. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. We will have a benefit from the tax expensing and accelerated depreciation provisions of the Tax Relief Act of 2010 on qualifying capital investments we make until December 31, 2012.

B777F Aircraft. We have agreed to purchase a total of 43 B777F aircraft (19 of which were in service at May 31, 2012, and an additional four to be delivered in 2013). During the second quarter of 2012, we delayed the delivery of two B777F aircraft from 2013, and in conjunction with the execution of the December 2011 B767F aircraft purchase agreement (described below), also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. We also exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

In conjunction with the June 29, 2012 supplemental agreement to purchase B767F aircraft (described below), we agreed to convert four contracted B777F aircraft deliveries that were subject to the Railway Labor Act of 1926, as amended (“RLA”) (two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017) to equivalent purchase value for B767F aircraft acquired under the supplemental agreement referenced below.

With consideration of the supplemental agreement, our obligation to purchase 9 of these B777F aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the RLA.

B767F Aircraft. We have agreed to purchase a total of 46 B767F aircraft (the first three to be delivered in 2014). In December 2011, we entered into an agreement to acquire 27 new B767F aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. The B767F was selected as the best choice to begin replacing our MD10 aircraft, some of which are more than 40 years old. The B767Fs will provide similar capacity as the MD10s, with improved reliability, an approximate 30% increase in fuel efficiency and a minimum of a 20% reduction in unit operating costs.

On June 29, 2012, we entered into a supplemental agreement to purchase nine additional B767F aircraft. Additionally, we exercised ten B767F options available under the December 2011 agreement and purchased the right to 15 additional options. Four of these 19 additional B767F aircraft purchases are subject to the RLA condition. These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019 and will replace current MD10-10 and A310-200 aircraft.

B757 Aircraft. Our B757 aircraft are replacing our Boeing 727 (“B727”) aircraft, and we expect to be completely transitioned out of the B727 aircraft by 2015.

NEW ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

During our fiscal year, the Financial Accounting Standards Board issued new guidance to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for our fiscal year ending May 31, 2013.

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

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity, such as the recent global recession. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy. In 2012, global economic conditions resulted in decreased demand for our U.S. domestic and International Priority package services, as customers utilized lower priced deferred services.

Our business depends on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and ethics. The FedEx brand name and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees or agents, such as customer service mishaps or noncompliance with anti-corruption laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as YouTube and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to defend against. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of the FedEx brand.

We rely heavily on information and technology to operate our transportation and business networks, and any disruption to FedEx’s technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers. External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate FedEx’s networks, data leakage and human error, pose a direct threat to FedEx’s services and data. Any disruption to the Internet or FedEx’s complex, global technology infrastructure, including those impacting FedEx’s computer systems and customer Web sites, could adversely impact our customer service, volumes, and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While FedEx has invested and continues to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate FedEx from technology disruptions or data loss and the resulting adverse effect on our operations and financial results.

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

Our business is capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other assets to support our network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, in the fourth quarter of 2012, in order to better align our U.S. domestic network capacity to match current and anticipated shipment volumes, we made a decision to retire from service certain aircraft and certain excess aircraft engines and thus recorded a noncash impairment charge of $134 million. We are also developing operating and cost structure plans to further improve our efficiency.

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

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, we recently made strategic acquisitions in Mexico, Poland, France and Brazil. While we expect these and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than our pilots, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most of our employees from the purview of the RLA. For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration continues to require us to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

Increased pilot safety requirements could impose substantial costs on us. The FAA, in September 2010, proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including us, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In May 2012, however, the FAA indicated that it would reconsider the exclusion of cargo pilots from these new pilot fatigue requirements. Thus, it is reasonably possible that these rules or other future flight safety requirements could impose material costs on us.

The regulatory environment for global aviation or other transportation rights may impact our operations. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our growing international domestic operations are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, our ability to compete effectively in parts of the international domestic transportation and logistics market. Regulatory actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our network.

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft engine emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all our flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

A localized disaster in a key geography could adversely impact our business. While we operate an integrated network with assets distributed throughout the world, there are concentrations of key assets within our network that are exposed to localized risks from natural or manmade disasters such as tornados, floods, earthquakes or terrorist attacks. The loss of a key location such as our Memphis super hub or one of FedEx’s information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

Our business may be adversely impacted by disruptions or modifications in service by the USPS. The USPS is a significant customer of ours, and thus, disruptions or modifications in services by the USPS as a consequence of the USPS’s current financial difficulties or any resulting structural changes to its operations, network, service offerings or pricing could have an adverse effect on our operations and financial results. In addition, the USPS has informed us that it intends to solicit proposals for the provision of air transportation services currently provided by us upon the expiration of the current agreement in September 2013. Accordingly, upon the expiration of the current agreement, the transportation services we provide to the USPS could be transitioned, in whole or in part, to another provider. This would have a negative impact on our asset utilization and profitability. Moreover, to the extent that any such services are retained by us, the terms and conditions of the new arrangement may be less favorable than those currently in place.

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

•

the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our business resulting from new domestic or international government laws and regulation;

•

changes in foreign currency exchange rates, especially in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2012.

The effectiveness of our internal control over financial reporting as of May 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2012 and 2011, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2012 of Federal Express Corporation and our report dated July 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2012

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2012 and 2011, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2012

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$712	$626
Receivables, less allowances of $87 and $83	1,660	1,645
Spare parts, supplies and fuel, less allowances of $183 and $169	370	367
Deferred income taxes	329	398
Due from parent company and other FedEx subsidiaries	428	607
Prepaid expenses and other	94	90

Total current assets	3,593	3,733

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	14,361	13,146
Package handling and ground support equipment	2,551	2,451
Vehicles	1,938	1,730
Computer and electronic equipment	736	706
Facilities and other	3,792	3,589

	23,378	21,622
Less accumulated depreciation and amortization	11,509	11,110

Net property and equipment	11,869	10,512

OTHER LONG-TERM ASSETS
Goodwill	1,155	1,085
Other assets	1,110	1,016

Total other long-term assets	2,265	2,101

	$17,727	$16,346

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2012	2011
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$416	$17
Accrued salaries and employee benefits	991	836
Accounts payable	1,131	1,092
Accrued expenses	954	1,084
Due to other FedEx subsidiaries	153	283

Total current liabilities	3,645	3,312

LONG-TERM DEBT, LESS CURRENT PORTION	239	655

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,637	1,994
Pension, postretirement healthcare and other benefit obligations	1,052	867
Self-insurance accruals	643	631
Deferred lease obligations	695	695
Deferred gains, principally related to aircraft transactions	249	244
Other liabilities	113	115

Total other long-term liabilities	5,389	4,546

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	7,916	7,107
Accumulated other comprehensive (loss) income	(70)	118

Total owner’s equity	8,454	7,833

	$17,727	$16,346

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS)

	Years ended May 31,
	2012	2011	2010

REVENUES	$25,766	$23,990	$21,243

OPERATING EXPENSES:
Salaries and employee benefits	9,365	8,919	8,177
Purchased transportation	1,357	1,243	1,058
Rentals and landing fees	1,657	1,650	1,557
Depreciation and amortization	1,157	1,048	1,005
Fuel	4,304	3,553	2,652
Maintenance and repairs	1,327	1,348	1,127
Impairment and other charges	134	—	—
Intercompany charges	2,163	2,015	1,918
Other	3,054	3,008	2,623

	24,518	22,784	20,117

OPERATING INCOME	1,248	1,206	1,126

OTHER INCOME (EXPENSE):
Interest income	34	10	15
Other, net	(45)	(76)	(82)

	(11)	(66)	(67)

INCOME BEFORE INCOME TAXES	1,237	1,140	1,059

PROVISION FOR INCOME TAXES	429	409	408

NET INCOME	$808	$731	$651

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2012	2011	2010

Operating Activities:
Net income	$808	$731	$651
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,157	1,048	1,005
Provision for uncollectible accounts	117	117	75
Deferred income taxes and other noncash items	734	425	274
Noncash impairment charges	134	—	—
Changes in assets and liabilities:
Receivables	(194)	(138)	(369)
Other current assets	152	174	32
Accounts payable and other liabilities	16	270	444
Other, net	(5)	(6)	23

Cash provided by operating activities	2,919	2,621	2,135

Investing Activities:
Capital expenditures	(2,680)	(2,453)	(1,851)
Proceeds from asset dispositions and other	11	16	26
Business acquisitions, net of cash acquired	(116)	(96)	—

Cash used in investing activities	(2,785)	(2,533)	(1,825)

Financing Activities:
Principal payments on debt	(29)	(12)	(152)

Cash used in financing activities	(29)	(12)	(152)

Effect of exchange rate changes on cash	(19)	38	(6)

Net increase in cash and cash equivalents	86	114	152
Cash and cash equivalents at beginning of period	626	512	360

Cash and cash equivalents at end of period	$712	$626	$512

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S

EQUITY AND COMPREHENSIVE INCOME

(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity

Balance at May 31, 2009	$—	$492	$5,689	$138	$6,319

Net income	—	—	651	—	651
Foreign currency translation adjustment, net of tax of $3	—	—	—	(27)	(27)
Retirement plans adjustments, net of tax of $61	—	—	—	(106)	(106)

Total comprehensive income					518

Transfer from other FedEx subsidiaries	—	116	36	—	152

Balance at May 31, 2010	—	608	6,376	5	6,989

Net income	—	—	731	—	731
Foreign currency translation adjustment, net of tax of $24	—	—	—	120	120
Retirement plans adjustments, net of tax of $6	—	—	—	(7)	(7)

Total comprehensive income					844

Balance at May 31, 2011	—	608	7,107	118	7,833

Net income	—	—	808	—	808
Foreign currency translation adjustment, net of tax of $22	—	—	—	(84)	(84)
Retirement plans adjustments, net of tax of $42	—	—	—	(104)	(104)

Total comprehensive income					620

Transfer from other FedEx subsidiaries	—	—	1	—	1

Balance at May 31, 2012	$—	$608	$7,916	$(70)	$8,454

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2012 or ended May 31 of the year referenced.

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

ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FedEx TechConnect records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FedEx TechConnect totaled $1.4 billion at May 31, 2012 and May 31, 2011. See Note 15 for further discussion of this arrangement.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $102 million in 2012, $92 million in 2011 and $85 million in 2010. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.

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

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs are charged to expense as incurred. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2012	2011
Wide-body aircraft and related equipment	15 to 30 years	$7,161	$6,536
Narrow-body and feeder aircraft and related equipment	5 to 18 years	1,881	1,517
Package handling and ground support equipment	5 to 30 years	598	577
Vehicles	3 to 12 years	558	317
Computer and electronic equipment	3 to 10 years	189	161
Facilities and other	2 to 30 years	1,482	1,404

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values as it did in 2012 with certain aircraft. Such changes did not materially affect depreciation expense in any period presented; however, changes to the estimated lives of certain aircraft will impact 2013 depreciation expense. In May 2012, we made the decision to accelerate the retirement of 54 aircraft and related engines to better align with the delivery schedule for replacement aircraft, and we expect an additional $69 million in accelerated depreciation expense in 2013, with a partial offset from the avoidance of depreciation related to the aircraft retirements (described in the “Impairment of Long-Lived Assets” section below).

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.2 billion in 2012, $1.0 billion in 2011 and $987 million in 2010. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Capitalized interest was $80 million in 2012, $61 million in 2011 and $65 million in 2010.

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

In May 2012, we made the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million was recorded in the fourth quarter. The decision to retire these aircraft, the majority of which were temporarily idled and not in revenue service, will better align our U.S. domestic air network capacity to match current and anticipated shipment volumes.

There were no property and equipment impairment charges recognized in 2011 or 2010.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. A calculated-value method is employed for purposes of determining the asset values for our tax-qualified U.S. domestic pension plans. Our expected rate of return is a judgmental matter which is reviewed on an annual basis and revised as appropriate.

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

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of our company is less than its carrying amount. If the qualitative assessment is not conclusive, we would proceed to a two-step process to test goodwill for impairment including comparing the fair value with its carrying value (including attributable goodwill). Fair value is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter, and at May 31, 2012 we do not believe that our goodwill is at risk.

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

We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in the accompanying consolidated balance sheets.

SELF-INSURANCE ACCRUALS. We are self-insured for workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive income within owner’s equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented. Cumulative net foreign currency translation gains in accumulated other comprehensive income were $54 million at May 31, 2012, $138 million at May 31, 2011 and $18 million at May 31, 2010.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. In 2011, the pilots ratified a new labor contract that includes safety initiatives, increases in hourly pay rates and travel per diem rates, and provisions for opening a European crew base. The new contract becomes amendable in March 2013. In addition to our pilots, certain of our non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.

FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $33 million in 2012 and $29 million in 2011 and 2010.

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

During our fiscal year, the Financial Accounting Standards Board issued new guidance to make the presentation of items within OCI more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for our fiscal year ending May 31, 2013.

We believe there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

During 2012, we continued to expand our international network. On July 25, 2011, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations. Last year, we completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash on February 22, 2011. The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations or financial condition and therefore, pro forma financial information has not been presented. Substantially all of the purchase price was allocated to goodwill.

Subsequent to year-end, we completed the following acquisitions:

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Rapidão Cometa Logística e Transportes S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

Based on the timing of the completion of these acquisitions in relation to the date of issuance of the financial statements, the initial purchase price accounting was not completed for these acquisitions. The financial results of these acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2013 results. These acquisitions will give us more robust transportation networks within these countries and added capabilities in these important global markets.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill and changes therein are as follows (in millions):

Balance as of May 31, 2010	$958

Goodwill acquired(1)	89
Purchase adjustments and other(2)	38

Balance as of May 31, 2011	1,085

Goodwill acquired(3)	104
Purchase adjustments and other(2)	(34)

Balance as of May 31, 2012(4)	$1,155

(1)

Goodwill acquired in 2011 relates to the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments.

(3)	Goodwill acquired in 2012 relates to the acquisition of the Mexican domestic package delivery company, Multipak. See Note 3 for related disclosures.

(4)	We do not have any accumulated impairment losses associated with our goodwill.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $19 million at May 31, 2012 and $16 million at May 31, 2011. Amortization expense for intangible assets was $11 million in 2012, $4 million in 2011 and $16 million in 2010. Estimated amortization expense is expected to be immaterial in 2013.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2012	2011

Accrued Salaries and Employee Benefits
Salaries	$179	$172
Employee benefits, including variable compensation	368	228
Compensated absences	444	436

	$991	$836

Accrued Expenses
Self-insurance accruals	$308	$293
Taxes other than income taxes	285	275
Other	361	516

	$954	$1,084

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2012, are as follows (in millions):

	May 31,
	2012	2011
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$300	$300
Interest rate of 7.60%, due in 2098	239	239

	539	539
Capital lease obligations	116	133

	655	672
Less current portion	416	17

	$239	$655

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had carrying values of $539 million at May 31, 2012 and May 31, 2011, compared with estimated fair values of $708 million at May 31, 2012 and $620 million at May 31, 2011. The estimated fair values were determined based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2012 of $401 million issued on our behalf by FedEx and $300 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

NOTE 7: LEASES

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2040. We leased 10% of our total aircraft fleet under capital or operating leases as of May 31, 2012 as compared to 11% as of May 31, 2011. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

The components of property and equipment recorded under capital leases were as follows (in millions):

		May 31,
		2012	2011

Aircraft		$7	$8
Package handling and ground support equipment		165	165
Vehicles		16	17
Other, principally facilities		130	129

		318	319

Less accumulated amortization		310	299

		$8	$20

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2012	2011	2010

Minimum rentals	$1,279	$1,273	$1,229
Contingent rentals(1)	133	145	122

	$1,412	$1,418	$1,351

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2012 is as follows (in millions):

		Operating Leases
	Capital Leases	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2013	$118	$486	$695	$1,181
2014	—	462	626	1,088
2015	—	448	581	1,029
2016	—	453	460	913
2017	—	391	634	1,025
Thereafter	—	1,150	3,270	4,420

Total	118	$3,390	$6,266	$9,656

Less amount representing interest	2

Present value of net minimum lease payments	$116

The weighted-average remaining lease term of all operating leases outstanding at May 31, 2012 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

NOTE 8: INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2012	2011	2010
Current provision (benefit)
Domestic:
Federal	$(510)	$(227)	$(160)
State and local	6	(1)	7
Foreign	174	193	205

	(330)	(35)	52

Deferred provision (benefit)
Domestic:
Federal	753	447	348
State and local	6	6	18
Foreign	—	(9)	(10)

	759	444	356

	$429	$409	$408

Our current federal income tax expenses in 2012, 2011 and 2010 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the Tax Relief and the Small Business Jobs Acts of 2010, the American Recovery and Reinvestment Tax Act of 2009, and the Economic Stimulus Act of 2008. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our new Boeing 777 Freighter (“B777F”) aircraft. These are timing benefits only, in that the depreciation would have otherwise been recognized in later years.

Pre-tax earnings of foreign operations for 2012, 2011 and 2010 were approximately $308 million, $452 million and $560 million, respectively, which represent only a portion of total results associated with international shipments.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2012	2011	2010

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Allocation of FedEx Office and Print Services, Inc. operating costs	1.2	2.0	1.9
State and local income taxes, net of federal benefit	0.7	0.3	1.5
Foreign operations	(3.3)	(3.4)	(1.7)
Other, net	1.0	2.0	1.8

Effective tax rate	34.6%	35.9%	38.5%

Our 2012 rate was lower than our 2011 rate primarily due to favorable audit developments. The 2011 rate was lower than our 2010 rate primarily due to increased permanently reinvested foreign earnings and a lower state rate driven by favorable audit and legislative developments.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$179	$2,506	$205	$1,970
Employee benefits	520	10	450	33
Self-insurance accruals	307	—	300	—
Other	233	1,063	305	877
Net operating loss/credit carryforwards	136	—	115	—
Valuation allowances	(104)	—	(91)	—

	$1,271	$3,579	$1,284	$2,880

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2012	2011

Current deferred tax asset	$329	$398
Noncurrent deferred tax liability	(2,637)	(1,994)

	$(2,308)	$(1,596)

We have $495 million of net operating loss carryovers in various foreign jurisdictions. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2013. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

Permanently reinvested earnings of our foreign subsidiaries amounted to $985 million at the end of 2012 and $625 million at the end of 2011. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2012, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 3% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $410 million at the end of 2012 and $300 million at the end of 2011.

We file income tax returns in the U.S., various U.S. state and local jurisdictions, and various foreign jurisdictions. The Internal Revenue Service is currently auditing our consolidated U.S. income tax returns for the 2010 and 2011 tax years. We are no longer subject to U.S. federal income tax examination for years through 2009 except for specific and immaterial U.S. federal income tax positions that are in various stages of litigation. We anticipate resolution of part or all of this litigation could occur within 2013, but it would not have a material effect on our consolidated financial statements. We are also subject to ongoing audits in state, local and foreign tax jurisdictions throughout the world.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2012	2011	2010

Balance at beginning of year	$56	$59	$52
Increases for tax positions taken in the current year	4	1	3
Increases for tax positions taken in prior years	2	6	8
Decreases for tax positions taken in prior years	(30)	(3)	(3)
Settlements	(1)	(7)	(1)
Increases due to acquisitions	15	—	—
Changes due to currency translation	(1)	—	—

Balance at end of year	$45	$56	$59

Our liabilities recorded for uncertain tax positions include $41 million at May 31, 2012 and $39 million at May 31, 2011 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $28 million on May 31, 2012 and $16 million on May 31, 2011. Total interest and penalties included in our consolidated statements of income are immaterial.

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

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2012	2011	2010
Pension plans sponsored by FedEx	$321	$322	$158
Other U.S. domestic and international pension plans	43	45	41
U.S. domestic and international defined contribution plans	220	178	110
Postretirement healthcare plans	56	49	35

	$640	$594	$344

PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension

Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index and corporate bond rates. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. Our employees comprise more than 73% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2012.

PENSION PLAN ASSUMPTIONS. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.

We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are amortized over the remaining average service lives of our active employees if they exceed a corridor amount in the aggregate.

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2012	2011	2010

Discount rate used to determine benefit obligation	4.44%	5.76%	6.37%
Discount rate used to determine net periodic benefit cost	5.76	6.37	7.68
Rate of increase in future compensation levels used to determine benefit obligation	4.62	4.58	4.63
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.58	4.63	4.42
Expected long-term rate of return on assets	8.00	8.00	8.00

We incurred a net periodic benefit cost of $308 million in 2012 and 2011 and $144 million in 2010, for our participation in the FedEx Plan. Pension costs were flat from 2011 to 2012 as the benefit of significant investment returns on our pension plan assets in 2011 offset the negative impact of a lower discount rate at our May 31, 2011 measurement date. The increase in pension costs from 2010 to 2011 was due to a significantly lower discount rate used to measure our benefit obligations at our May 31, 2010 measurement date.

Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2012	2011
Projected benefit obligation (“PBO”)	$20,626	$16,032
Fair value of plan assets	16,578	15,152

Funded status	$(4,048)	$(880)

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 30% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $304 million at May 31, 2012 and $290 million at May 31, 2011 and PBOs aggregating approximately $307 million at May 31, 2012 and $293 million at May 31, 2011 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.

DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan. Pilots are covered under a 401(a) money purchase pension plan, as well as their own 401(k) plan. Expense for our employees under these plans was $220 million in 2012, $178 million in 2011 and $110 million in 2010.

FEDEX EXPRESS SPONSORED RETIREMENT PLANS

PENSION PLANS. We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on both final earnings as well as career average earnings and years of service and are funded in compliance with local laws and practices. Beginning April 6, 2012, the United Kingdom pension plan formula changed for future benefit accruals to a cash balance formula, which is expressed as an amount in a notional account that grows with annual credits based on pay and interest on the notional account balance and is converted to a pension with an insurance company at retirement. Prior benefits were accrued using a traditional pension formula (based on final earnings and years of service). In addition, employees earning benefits under the cash balance design are eligible to contribute into a defined contribution plan where the company matches 200% of the employee’s contribution up to 6%. For the plans sponsored by us, our assets are primarily invested in equities with the remainder in fixed income and other securities. Fair value disclosures have not been provided for these international defined benefit pension plans since the assets are primarily managed at an individual country level. The amount of assets in these plans having significant unobservable inputs (Level 3), if any, would be immaterial to our financial statements.

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or APBO of the plan.

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2012 and a statement of the funded status as of May 31, 2012 and 2011 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2012	2011	2012	2011

Accumulated Benefit Obligation (“ABO”)	$555	$460

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$602	$513	$533	$469
Service cost	29	29	28	25
Interest cost	27	26	29	28
Actuarial (gain) loss	74	(12)	80	37
Benefits paid	(20)	(14)	(50)	(47)
Settlements	(4)	—	—	—
Amendments	(35)	—	—	—
Participant contributions	3	3	24	21
Other	(17)	57	—	—

PBO/APBO at the end of year	$659	$602	$644	$533

Change in Plan Assets
Fair value of plan assets at the beginning of year	$320	$237	$—	$—
Actual return on plan assets	(2)	31	—	—
Company contributions	41	35	26	26
Benefits paid	(20)	(14)	(50)	(47)
Settlements	(4)	—	—	—
Other	(13)	31	24	21

Fair value of plan assets at the end of year	$322	$320	$—	$—

Funded Status of the Plans	$(337)	$(282)	$(644)	$(533)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(9)	$(8)	$(28)	$(27)
Noncurrent pension, postretirement healthcare and other benefit obligations	(328)	(274)	(616)	(506)

Net amount recognized	$(337)	$(282)	$(644)	$(533)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$185	$101	$6	$(76)
Prior service (credit) cost and other	(31)	2	2	2

Total	$154	$103	$8	$(74)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$10	$4	$—	$(1)
Prior service (credit) cost and other	(3)	1	—	—

Total	$7	$5	$—	$(1)

The following table presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. At May 31, 2012 and 2011, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2012	2011
Pension Benefits
Fair value of plan assets	$322	$297
PBO	(659)	(579)

Net funded status	$(337)	$(282)

	ABO Exceeds the Fair Value of Plan Assets
	2012	2011
Pension Benefits
ABO(1)	$554	$188

Fair value of plan assets	320	20
PBO	(656)	(248)

Net funded status	$(336)	$(228)

(1)	ABO not used in determination of funded status.

In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2012	2011	2010	2012	2011	2010

Service cost	$29	$29	$22	$28	$25	$19
Interest cost	27	26	24	29	28	26
Expected return on plan assets	(20)	(17)	(14)	—	—	—
Recognized actuarial losses (gains) and other	7	7	9	(1)	(4)	(10)

Net periodic benefit cost	$43	$45	$41	$56	$49	$35

Amounts recognized in OCI were as follows (in millions):

	2012				2011
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Net loss (gain) and other arising during period	$63	$42	$92	$57	$(26)	$(17)	$42	$25
Amortizations:
Actuarial (losses) gains and other	(9)	(6)	—	11	(7)	(5)	4	4

Total recognized in OCI	$54	$36	$92	$68	$(33)	$(22)	$46	$29

The weighted-average actuarial assumptions for the plans sponsored by us were as follows:

	Pension Plans			Postretirement Healthcare Plans
	2012	2011	2010	2012	2011	2010
Discount rate used to determine benefit obligation	4.08%	4.79%	4.76%	4.55%	5.67%	6.11%
Discount rate used to determine net periodic benefit cost	4.79	4.76	5.70	5.67	6.11	7.27
Rate of increase in future compensation levels used to determine benefit obligation	3.00	4.02	4.08	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.02	4.08	3.86	—	—	—
Expected long-term rate of return on assets	6.52	6.45	6.64	—	—	—

Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	Pension Plans	Postretirement Healthcare Plans
2013	$22	$28
2014	21	29
2015	23	30
2016	24	32
2017	26	33
2018-2022	157	203

We expect to make pension plan contributions in 2013 approximating $31 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 8.0% during 2013, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.9% during 2013, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2012 or 2012 benefit expense because the level of these benefits is capped.

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

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2012	2011	2010
Package:
U.S. overnight box	$6,546	$6,128	$5,602
U.S. overnight envelope	1,747	1,736	1,640
U.S. deferred	3,001	2,805	2,589

Total U.S. domestic package revenue	11,294	10,669	9,831
International priority(1)	8,708	8,228	7,087
International domestic(2)	853	653	578

Total package revenue	20,855	19,550	17,496

Freight:
U.S.	2,498	2,188	1,980
International priority	1,827	1,722	1,303
International airfreight	307	283	251

Total freight revenue	4,632	4,193	3,534

Other	279	247	213

	$25,766	$23,990	$21,243

GEOGRAPHICAL INFORMATION(3)

Revenues:
U.S.	$13,821	$12,890	$11,830
International	11,945	11,100	9,413

	$25,766	$23,990	$21,243

Noncurrent assets:
U.S.	$12,206	$10,807	$9,564
International	1,928	1,806	1,471

	$14,134	$12,613	$11,035

(1)	International priority includes FedEx International Priority and FedEx International Economy services.

(2)	International domestic revenues include our international intra-country domestic operations, including acquisitions in India (February 2011) and Mexico (July 2011).

(3)

International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment registered in the U.S. is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes for the years ended May 31 was as follows (in millions):

	2012	2011	2010
Cash payments for:
Income taxes	$256	$351	$250
Income tax refunds received	(546)	(352)	(207)

Cash tax payments, net	$(290)	$(1)	$43

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

We provide guarantees on certain FedEx unsecured debt instruments aggregating $1 billion at May 31, 2012, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2012, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as either capital leases or operating leases. We have unconditionally guaranteed $667 million in principal of these bonds (with total future principal and interest payments of approximately $852 million as of May 31, 2012) through these leases. Of the $667 million bond principal guaranteed, $116 million was included in capital lease obligations in our balance sheet at May 31, 2012. The remaining $551 million has been accounted for as operating leases.

NOTE 13: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2012 were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2013	$965	$14	$979
2014	558	15	573
2015	824	12	836
2016	912	29	941
2017	1,009	10	1,019
Thereafter	5,166	95	5,261

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2012, our obligation to purchase 13 B777Fs was conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

In December 2011, we entered into an agreement to acquire 27 new Boeing 767-300 Freighter (“B767F”) aircraft, with the first three arriving in 2014 followed by six per year from 2015 to 2018. In conjunction with the execution of the B767F aircraft purchase agreement, we also delayed the delivery of nine B777F aircraft, five of which were deferred from 2014 and one per year from 2015 to 2018, to better align air network capacity to demand. We also removed the RLA condition from two of the 15 B777F aircraft and exercised two B777F options for aircraft to be delivered at the end of the delivery schedule.

We had $661 million in deposits and progress payments as of May 31, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2012, with the year of expected delivery:

	B757	B767F	B777F	Total

2013	10	—	4	14
2014	—	3	2	5
2015	—	6	2	8
2016	—	6	2	8
2017	—	6	2	8
Thereafter	—	6	16	22

Total	10	27	28	65

On June 29, 2012, we entered into a supplemental agreement to purchase nine additional B767F aircraft. Additionally, we exercised ten B767F options available under the December 2011 agreement and purchased the right to 15 additional options. Four of these 19 additional B767F aircraft purchases are subject to the RLA condition. These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019 and will replace current MD10-10 and A310-200 aircraft to continue to improve efficiency and technology of our aircraft fleet.

In conjunction with the additional B767F aircraft purchases, four currently contracted B777F aircraft deliveries that were subject to the RLA condition (two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017) were converted to equivalent purchase value for B767F aircraft. With consideration of these two agreements, there are nine B777F purchase obligations subject to the RLA condition. These aircraft transactions are not included in the table above, as they occurred subsequent to May 31, 2012.

NOTE 14: CONTINGENCIES

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against us. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. We have reversed the $66 million accrual established in the second quarter of 2011. After the Seventh Circuit denied ATA Airlines’ request for the Seventh Circuit to rehear oral argument on appeal, ATA Airlines asked the U.S. Supreme Court to accept a discretionary appeal of the matter. We believe that it is unlikely that the U.S. Supreme Court will accept the discretionary appeal.

California Paystub Class Action. A federal court in California ruled in April 2011 that paystubs for certain FedEx Express employees in California did not meet that state’s requirements to reflect pay period begin date, total overtime hours worked and the correct overtime wage rate. The ruling came in a class action lawsuit filed by a former courier seeking damages on behalf of herself and all other FedEx Express employees in California that allegedly received noncompliant paystubs. The court certified the class in June 2011. The court ruled that we were liable to the State of California and was prepared to rule as to whether we were liable to class members who could prove they were injured by the paystub deficiencies. The judge did not decide on the amount, if any, of liability to the State of California or to the class, but had wide discretion. Prior to any decision on the amount of liability, we reached an agreement to settle this matter for an immaterial amount in October 2011, subject to approval by the court. The court granted final approval of the settlement in July 2012.

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and UPS alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the U.S. Department of Justice (“DOJ”) into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation are in an early stage and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, we do not believe that a material loss is reasonably possible.

We have received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. We responded to grand jury subpoenas issued in June 2008 and August 2009 and to additional requests for information pursuant to those subpoenas, and we continue to respond and cooperate with the investigation. We do not believe that we have engaged in any illegal activities and will vigorously defend ourselves in any action that may result from the investigation. We cannot estimate the amount or range of loss, if any, in this matter, as such analysis would depend on facts and law that are not yet fully developed or resolved.

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

We maintain an accounts receivable arrangement with FedEx TechConnect. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.4 billion at May 31, 2012 and May 31, 2011.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.

NOTE 16: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2012(1)
Revenues	$6,409	6,406	$6,363	$6,588
Operating income	282	339	351	276
Net income	185	221	231	171

2011(2)
Revenues	$5,769	5,841	$5,914	$6,466
Operating income	351	255	176	424
Net income	212	152	100	267

(1)

The fourth quarter of 2012 includes an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines. The third quarter of 2012 includes the reversal of a $66 million legal reserve associated with the ATA Airlines lawsuit.

(2)	The second quarter of 2011 includes a $66 million legal reserve associated with the ATA Airlines lawsuit.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $708 million at May 31, 2012 and $620 million at May 31, 2011. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $22 million as of May 31, 2012 and $19 million as of May 31, 2011. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the British pound, Canadian dollar, Chinese yuan, euro, Hong Kong dollar and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2012 and 2011, foreign currency fluctuations positively impacted operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2012, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $72 million for 2013. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This calculation is not indicative of our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2012 and 2011, and for each of the three years in the period ended May 31, 2012, and have issued our report thereon dated July 16, 2012 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2012

SCHEDULE II

FEDERAL EXPRESS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2012, 2011, AND 2010

(IN MILLIONS)

		ADDITIONS
	BALANCE		CHARGED				BALANCE
	AT	CHARGED	TO				AT
	BEGINNING	TO	OTHER				END OF
DESCRIPTION	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2012	$37	$117	$—		$121	(a)	$33

2011	34	117	—		114	(a)	37

2010	43	75	—		84	(a)	34

Allowance for Revenue Adjustments

2012	$46	$—	$410	(b)	$402	(c)	$54

2011	37	—	367	(b)	358	(c)	46

2010	37	—	291	(b)	291	(c)	37

Inventory Valuation Allowance:

2012	$169	$14	$—		$—		$183

2011	170	12	—		13		169

2010	175	12	—		17		170

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2012	2011	2010	2009	2008

Earnings:
Income before income taxes	$1,237	$1,140	$1,059	$732	$1,846
Add back:
Interest expense, net of capitalized interest	—	—	—	4	19
Portion of rent expense representative of interest factor	566	611	572	576	587

Earnings as adjusted	$1,803	$1,751	$1,631	$1,312	$2,452

Fixed Charges:
Interest expense, net of capitalized interest	$—	$—	$—	$4	$19
Capitalized interest	80	61	65	58	46
Portion of rent expense representative of interest factor	566	611	572	576	587

	$646	$672	$637	$638	$652

Ratio of Earnings to Fixed Charges	2.8	2.6	2.6	2.1	3.8

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx Express’s FY98 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.6	First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7	Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9	Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.10	Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.12	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.13	Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14	Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.16	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.20	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference).

10.24	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.26	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreement

10.31	Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.33	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.34	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36	Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37	Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38	Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40	Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.41	Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.42	Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreement

10.44	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

FedEx is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 68 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.