Form 10-Q
period 2012-08-31
FEDERAL EXPRESS CORP
filed 2012-09-19
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2012 OR

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

The number of shares of common stock outstanding as of September 17, 2012 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2012 (Unaudited)	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$777	$712
Receivables, less allowances of $73 and $87	1,512	1,660
Spare parts, supplies and fuel, less allowances of $187 and $183	393	370
Deferred income taxes	314	329
Due from parent company and other FedEx subsidiaries	472	428
Prepaid expenses and other	90	94

Total current assets	3,558	3,593

PROPERTY AND EQUIPMENT, AT COST	24,143	23,378
Less accumulated depreciation and amortization	11,627	11,509

Net property and equipment	12,516	11,869

OTHER LONG-TERM ASSETS
Goodwill	1,503	1,155
Other assets	1,107	1,110

Total other long-term assets	2,610	2,265

	$18,684	$17,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2012 (Unaudited)	May 31, 2012
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$116	$416
Accrued salaries and employee benefits	805	991
Accounts payable	1,150	1,131
Accrued expenses	1,035	954
Due to other FedEx subsidiaries	1,222	153

Total current liabilities	4,328	3,645

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,639	2,637
Pension, postretirement healthcare and other benefit obligations	1,076	1,052
Self-insurance accruals	663	643
Deferred lease obligations	750	695
Deferred gains, principally related to aircraft transactions	244	249
Other liabilities	125	113

Total other long-term liabilities	5,497	5,389

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,042	7,916
Accumulated other comprehensive loss	(30)	(70)

Total owner’s equity	8,620	8,454

	$18,684	$17,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2012	2011

REVENUES	$6,396	$6,409

OPERATING EXPENSES:
Salaries and employee benefits	2,397	2,342
Purchased transportation	376	336
Rentals and landing fees	409	418
Depreciation and amortization	320	279
Fuel	986	1,076
Maintenance and repairs	371	379
Intercompany charges, net	529	541
Other	808	756

	6,196	6,127

OPERATING INCOME	200	282

OTHER INCOME (EXPENSE):
Interest, net	12	8
Other, net	(17)	(13)

	(5)	(5)

INCOME BEFORE INCOME TAXES	195	277

PROVISION FOR INCOME TAXES	69	92

NET INCOME	$126	$185

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2012	2011

NET INCOME	$126	$185

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $2 in 2012 and $3 in 2011	40	17

COMPREHENSIVE INCOME	$166	$202

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2012	2011
Operating Activities:
Net income	$126	$185
Noncash charges:
Depreciation and amortization	320	279
Other, net	38	97
Changes in assets and liabilities, net	1,094	435

Cash provided by operating activities	1,578	996

Investing Activities:
Capital expenditures	(749)	(870)
Business acquisitions, net of cash acquired	(483)	(111)
Other	9	2

Cash used in investing activities	(1,223)	(979)

Financing Activities:
Principal payments on debt	(301)	(17)

Cash used in financing activities	(301)	(17)

Effect of exchange rate changes on cash	11	11

Net increase in cash and cash equivalents	65	11
Cash and cash equivalents at beginning of period	712	626

Cash and cash equivalents at end of period	$777	$637

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2012 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2012, and the results of our operations and cash flows for the three-month periods ended August 31, 2012 and 2011. Operating results for the three-month period ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment — the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2013 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. In the first quarter of 2013, we have continued to expand our international service offerings by completing the following business acquisitions:

•	Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

These acquisitions give us more robust transportation networks within these countries and added capabilities in these important international markets.

The financial results of these acquired businesses are included in our results from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented. The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price (summarized in the table below in millions). These allocations will be finalized as soon as the information becomes available, which shall not exceed one year from the acquisition date.

Cash and cash equivalents	$24
Receivables	117
Other current assets	5
Property and equipment	88
Goodwill	333
Intangible assets	58
Other non-current assets	68
Current liabilities	(170)
Long-term liabilities	(16)

Total purchase price	$507

The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $14 million for the three months ended August 31, 2012 and $12 million for the three months ended August 31, 2011. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

Long-term debt, exclusive of capital leases, had a carrying value of $239 million compared with an estimated fair value of $360 million at August 31, 2012 and $539 million compared with an estimated fair value of $708 million at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We adopted this guidance by including a separate statement of comprehensive income in the first quarter of 2013. In addition, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements during the first quarter of 2013, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2012.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2012	2011
Pension plans sponsored by FedEx	$108	$80
Other U.S. domestic and international pension plans	11	10
U.S. domestic and international defined contribution plans	58	56
Postretirement healthcare plans	15	14

	$192	$160

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2013 or 2012 to pension plans sponsored by us, and we do not expect to make material contributions in 2013.

(3) Commitments

As of August 31, 2012, our purchase commitments under various contracts for the remainder of 2013 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total

2013 (remainder)	$596	$16	$612
2014	577	19	596
2015	966	15	981
2016	978	18	996
2017	978	10	988
Thereafter	5,803	94	5,897

(1)	Primarily advertising and promotions contracts.

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

On June 29, 2012, we entered into a supplemental agreement to purchase nine additional Boeing 767-300 Freighter (“B767F”) aircraft. Additionally, we exercised ten B767F options acquired in December 2011 and purchased the right to 15 additional purchase options. Four of these 19 additional B767F aircraft purchases were conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). These 19 additional B767F aircraft are expected to be delivered from fiscal 2015 to 2019 and will replace current MD10-10 and A310-200 aircraft to continue to modernize our aircraft fleet.

In conjunction with the additional B767F aircraft purchases, four previously contracted Boeing 777 Freighter (“B777F”) aircraft deliveries that were subject to the RLA condition (two scheduled for delivery in fiscal 2016 and two scheduled for delivery in fiscal 2017) were converted to equivalent purchase value for B767F aircraft. Nine B777F purchase obligations remain subject to the RLA condition.

We had $565 million in deposits and progress payments as of August 31, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2012, with the year of expected delivery:

	B757	B767F	B777F	Total

2013 (remainder)	8	—	2	10
2014	—	3	2	5
2015	—	9	2	11
2016	—	10	—	10
2017	—	10	—	10
Thereafter	—	14	16	30

Total	8	46	22	76

A summary of future minimum lease payments under capital leases and noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2012 is as follows (in millions):

		Operating Leases
	Capital Leases	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2013 (remainder)	$116	$431	$539	$970
2014	1	462	649	1,111
2015	—	448	612	1,060
2016	—	453	485	938
2017	—	391	656	1,047
Thereafter	—	1,150	3,330	4,480

Total	117	$3,335	$6,271	$9,606

Less amount representing interest	—

Present value of net minimum lease payments	$117

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(4) Contingencies

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against us. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. In the third quarter of 2012, we reversed the $66 million accrual established in the second quarter of 2011. After the Seventh Circuit denied ATA Airlines’ request for the Seventh Circuit to rehear oral argument on appeal, ATA Airlines asked the U.S. Supreme Court to accept a discretionary appeal of the matter. We believe that it is unlikely that the U.S. Supreme Court will accept the discretionary appeal.

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

(5) Parent/Affiliate Transactions

Affiliate company balances that are currently receivable or payable relate to charges for services provided to or by other FedEx affiliates, which are settled on a monthly basis, or the net activity from participation in FedEx’s consolidated cash management program. In addition, we are allocated net interest on these amounts at market rates.

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at August 31, 2012 and $1.4 billion at May 31, 2012.

The costs of the FedEx Services segment are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of the functions provided by the FedEx Services segment.

(6) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$6	$5

Income taxes	$68	$62
Income tax refunds received	(10)	(42)

Cash tax payments, net	$58	$20

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2012, and the related consolidated statements of income, changes in owner’s equity and comprehensive income, and cash flows for the year then ended not presented herein, and in our report dated July 16, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 19, 2012

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2012 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2012.

We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc. (“FedEx Ground”), with customer-facing sales, marketing, information technology support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”) and customer service, technical support and billing and collection services through FedEx TechConnect, Inc.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2013 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the three-month periods ended August 31:

	2012	2011	Percent Change

Revenues:
Package:
U.S. overnight box	$1,604	$1,640	(2)
U.S. overnight envelope	430	451	(5)
U.S. deferred	702	731	(4)

Total U.S. domestic package revenue	2,736	2,822	(3)

International priority(1)	1,661	1,757	(5)
International economy(2)	487	441	10

Total international export package revenue	2,148	2,198	(2)

International domestic(3)	309	207	49

Total package revenue	5,193	5,227	(1)
Freight:
U.S.	610	591	3
International priority(4)	439	449	(2)
International airfreight	74	77	(4)

Total freight revenue	1,123	1,117	1		Percent of Revenue
Other	80	65	23		2012	2011

Total revenues	6,396	6,409	—		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,397	2,342	2		37.5	36.5
Purchased transportation	376	336	12		5.9	5.3
Rentals and landing fees	409	418	(2)		6.4	6.5
Depreciation and amortization	320	279	15		5.0	4.4
Fuel	986	1,076	(8)		15.4	16.8
Maintenance and repairs	371	379	(2)		5.8	5.9
Intercompany charges	529	541	(2)		8.3	8.4
Other	808	756	7		12.6	11.8

Total operating expenses	6,196	6,127	1		96.9%	95.6%

Operating income	$200	$282	(29)

Operating margin	3.1%	4.4%	(130	)bp

Other income (expense):
Interest, net	12	8	50
Other, net	(17)	(13)	31

	(5)	(5)	—

Income before income taxes	195	277	(30)

Provision for income taxes	69	92	(25)

Net income	$126	$185	(32)

(1)	International priority package services provide time-definite delivery in one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic revenues include our international intra-country express operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2012	2011	Change

Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,092	1,134	(4)
U.S. overnight envelope	575	596	(4)
U.S. deferred	762	829	(8)

Total U.S. domestic ADV	2,429	2,559	(5)

International priority(1)	408	417	(2)
International economy(2)	143	126	13

Total international export ADV	551	543	1

International domestic(3)	681	445	53

Total ADV	3,661	3,547	3

Revenue per package (yield):
U.S. overnight box	$22.59	$22.24	2
U.S. overnight envelope	11.51	11.64	(1)
U.S. deferred	14.17	13.57	4
U.S. domestic composite	17.33	16.97	2
International priority(1)	62.68	64.82	(3)
International economy(2)	52.17	53.91	(3)
International export composite	59.94	62.30	(4)
International domestic(3)	7.00	7.16	(2)
Composite package yield	21.82	22.67	(4)
Freight Statistics
Average daily freight pounds:
U.S.	7,077	6,969	2
International priority(4)	3,184	3,132	2
International airfreight	1,104	1,165	(5)

Total average daily freight pounds	11,365	11,266	1

Revenue per pound (yield):
U.S.	$1.33	$1.31	2
International priority(4)	2.12	2.21	(4)
International airfreight	1.03	1.02	1
Composite freight yield	1.52	1.53	(1)

(1)	International priority package services provide time-definite delivery in one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)	International domestic statistics include our international intra-country operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).
(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.

Revenues

Our revenues were slightly lower in the first quarter of 2013 due to lower U.S. domestic package volumes, an unfavorable exchange rate impact and lower fuel surcharge revenue, which more than offset the positive impact of new business acquisitions, U.S. domestic package yield growth and higher international export package volumes. U.S. domestic package volumes decreased 5% in the first quarter of 2013 due to weak global economic conditions resulting in reduced demand for our services. International export package volume increased 1% driven by increases in FedEx international economy from Europe and Asia. International domestic revenues increased 49% during the first quarter of 2013 due to recent international business acquisitions. International export package yields decreased 4% due to unfavorable exchange rates and lower fuel surcharges. U.S. domestic package yields increased 2% in the first quarter of 2013 primarily due to increased rate per pound partially offset by lower fuel surcharges.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2012	2011

U.S. Domestic and Outbound Fuel Surcharge:
Low	10.00%	15.00%
High	14.50	16.50
Weighted-average	12.12	15.52

International Fuel Surcharges:
Low	12.00	15.00
High	20.50	23.00
Weighted-average	16.13	17.80

On September 18, 2012, we announced a 5.9% average list price increase effective January 7, 2013, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Operating income and operating margin decreased in the first quarter of 2013 due to declining U.S. domestic package volumes, the demand shift toward lower-yielding international services and increased depreciation and employee benefits expenses, which more than offset on-going cost-containment activities such as reductions in flight hours and labor hours. Recent business acquisitions and exchange rate fluctuations affected both revenue and expense but had little net impact on operating income for the first quarter of 2013.

In the first quarter of 2013, salaries and employee benefits costs increased 2% due to higher pension and medical costs partially offset by lower incentive compensation accruals. Other operating expenses increased 7% in the first quarter of 2013 primarily due to costs related to our recent business acquisitions. Depreciation and amortization expense increased 15% during the first quarter of 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft. Purchased transportation costs increased 12% in the first quarter of 2013 due to recent international business acquisitions and higher utilization of third-party transportation providers, primarily in Latin America.

Fuel costs decreased 8% during the first quarter of 2013 due to decreases in the average price per gallon of jet fuel and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the first quarter of 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Other Income and Income Taxes

Net interest increased during the first quarter of 2013 due to regularly scheduled debt maturities and lower capitalized interest related to progress payments on aircraft purchases. Other expense increased primarily due to higher management fees from FedEx, partially offset by foreign exchange gains.

Our effective tax rate was 35.4% for the first quarter of 2013 and 33.1% for the first quarter of 2012. Our effective tax rate in the first quarter of 2013 was higher than 2012 primarily due to a reduction in the benefits derived from permanently reinvested international earnings, which are generally taxed at lower rates than in the U.S. For 2013, we expect an effective tax rate between 37.0% and 38.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of August 31, 2012, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2012.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service (IRS) for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

Business Acquisitions

In the first quarter of 2013, we have continued to expand our international service offerings by completing the following business acquisitions:

•	Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

These acquisitions give us more robust transportation networks within these countries and added capabilities in these important international markets.

The financial results of these acquired businesses are included in our results from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price. See Note 1 of the accompanying unaudited financial statements for further discussion of these business acquisitions.

NEW ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We adopted this guidance by including a separate statement of comprehensive income in the first quarter of 2013. In addition, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements during the first quarter of 2013, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or pilot safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting our employees), environmental (such as global climate change legislation) or postal rules;

•

adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•

any impact on our business from disruptions or modifications in service by the United States Postal Service (“USPS”), which is a significant customer of ours, as a consequence of the USPS’s current financial difficulties, any resulting structural changes to its operations, network, service offerings or pricing or its decision to solicit proposals for the provision of air transportation services currently provided by us;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•

the increasing costs of compliance with federal and state governmental agency mandates, including those related to healthcare benefits, and defending against inappropriate or unjustified enforcement of other actions by such agencies;

•

the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation;

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

•

other risks and uncertainties you can find in FedEx’s press releases and Securities and Exchange Commission filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of all material pending legal proceedings, see Note 4 of the accompanying unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

Item 5.	Other Information

Exhibit 99.1 to this report reflects the retrospective adoption of new accounting guidance with respect to certain financial information contained in our Annual Report. We are filing this exhibit for the purpose of incorporating its contents in the shelf registration statement on Form S-3 that we intend to file on or about September 19, 2012.

As previously discussed in this report, on June 1, 2012, we adopted the authoritative guidance issued by the FASB on the presentation of comprehensive income. This guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income.

Exhibit 99.1 presents the retrospective application of this new accounting guidance for our fiscal years ended May 31, 2012, 2011 and 2010, and should be read in conjunction with the information included in our Annual Report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Presentation of Comprehensive Income

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: September 19, 2012	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND WORLDWIDE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-352 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Presentation of Comprehensive Income.

101.1	Interactive Data Files.

E-1