Form 10-Q
period 2012-11-30
FEDERAL EXPRESS CORP
filed 2012-12-20
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2012 OR

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of December 18, 2012 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2012 and May 31, 2012	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2012 and 2011	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	14

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 6. Exhibits	25

Signature	26

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2012 (Unaudited)	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$789	$712
Receivables, less allowances of $84 and $87	1,646	1,660
Spare parts, supplies and fuel, less allowances of $193 and $183	382	370
Deferred income taxes	315	329
Due from parent company and other FedEx subsidiaries	515	428
Prepaid expenses and other	87	94

Total current assets	3,734	3,593

PROPERTY AND EQUIPMENT, AT COST	24,584	23,378
Less accumulated depreciation and amortization	11,727	11,509

Net property and equipment	12,857	11,869

OTHER LONG-TERM ASSETS
Goodwill	1,527	1,155
Other assets	944	1,110

Total other long-term assets	2,471	2,265

	$19,062	$17,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2012 (Unaudited)	May 31, 2012
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1	$416
Accrued salaries and employee benefits	898	991
Accounts payable	1,195	1,131
Accrued expenses	1,024	954
Due to other FedEx subsidiaries	1,279	153

Total current liabilities	4,397	3,645

LONG-TERM DEBT, LESS CURRENT PORTION	240	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,723	2,637
Pension, postretirement healthcare and other benefit obligations	1,085	1,052
Self-insurance accruals	656	643
Deferred lease obligations	821	695
Deferred gains, principally related to aircraft transactions	237	249
Other liabilities	125	113

Total other long-term liabilities	5,647	5,389

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,185	7,916
Accumulated other comprehensive loss	(15)	(70)

Total owner’s equity	8,778	8,454

	$19,062	$17,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011

REVENUES	$6,607	$6,406	$13,003	$12,815

OPERATING EXPENSES:
Salaries and employee benefits	2,409	2,306	4,806	4,648
Purchased transportation	432	339	808	675
Rentals and landing fees	412	415	821	833
Depreciation and amortization	333	285	653	564
Fuel	1,074	1,039	2,060	2,115
Maintenance and repairs	347	352	718	731
Intercompany charges, net	528	541	1,057	1,082
Other	844	790	1,652	1,546

	6,379	6,067	12,575	12,194

OPERATING INCOME	228	339	428	621

OTHER INCOME (EXPENSE):
Interest, net	8	12	20	20
Other, net	(21)	(7)	(38)	(20)

	(13)	5	(18)	—

INCOME BEFORE INCOME TAXES	215	344	410	621

PROVISION FOR INCOME TAXES	72	123	141	215

NET INCOME	$143	$221	$269	$406

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011

NET INCOME	$143	$221	$269	$406

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $2, $23, $4 and $20	13	(103)	53	(86)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1 and $1	2	—	2	—

COMPREHENSIVE INCOME	$158	$118	$324	$320

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2012	2011
Operating Activities:
Net income	$269	$406
Noncash charges:
Depreciation and amortization	653	564
Other, net	135	184
Changes in assets and liabilities, net	1,156	664

Cash provided by operating activities	2,213	1,818

Investing Activities:
Capital expenditures	(1,262)	(1,623)
Business acquisitions, net of cash acquired	(483)	(114)
Other	13	3

Cash used in investing activities	(1,732)	(1,734)

Financing Activities:
Principal payments on debt	(416)	(17)

Cash used in financing activities	(416)	(17)

Effect of exchange rate changes on cash	12	(18)

Net increase in cash and cash equivalents	77	49
Cash and cash equivalents at beginning of period	712	626

Cash and cash equivalents at end of period	$789	$675

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2012, the results of our operations for the three- and six-month periods ended November 30, 2012 and 2011 and cash flows for the six-month periods ended November 30, 2012 and 2011. Operating results for the three- and six-month periods ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

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

BUSINESS ACQUISITIONS. In the first quarter of 2013, we expanded our international service offerings by completing the following business acquisitions:

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

The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price (summarized in the table below in millions). These allocations will be finalized as soon as the information becomes available and working capital adjustments are completed, which will not exceed one year from the acquisition date.

Current assets	$143
Property and equipment	88
Goodwill	348
Intangible assets	60
Other non-current assets	68
Current liabilities	(166)
Long-term liabilities	(34)

Total purchase price	$507

The goodwill of $348 million is primarily attributable to expected benefits from synergies of the combinations with existing businesses and acquired entities. The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $8 million for the three-month period ended November 30, 2012 and $22 million for the six-month period ended November 30, 2012. Our stock-based compensation expense was $7 million for the three-month period ended November 30, 2011 and $19 million for the six-month period ended November 30, 2011. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. During the second quarter of 2013, we made principal payments of $116 million related to capital lease obligations. During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

Long-term debt, exclusive of capital leases, had a carrying value of $239 million compared with an estimated fair value of $368 million at November 30, 2012 and $539 million compared with an estimated fair value of $708 million at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and six-month periods ended November 30, 2012 and 2011. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first half of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2012.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Pension plans sponsored by FedEx	$108	$80	$216	$160
Other U.S. domestic and international pension plans	12	11	23	21
U.S. domestic and international defined contribution plans	56	52	114	108
Postretirement healthcare plans	16	14	31	28

	$192	$157	$384	$317

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first six months of 2013 or 2012 to pension plans sponsored by us, and we do not expect to make material contributions in 2013.

(3) Commitments

As of November 30, 2012, our purchase commitments under various contracts for the remainder of 2013 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2013 (remainder)	$350	$14	$364
2014	659	19	678
2015	888	16	904
2016	958	15	973
2017	952	11	963
Thereafter	5,912	94	6,006

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $408 million in deposits and progress payments as of November 30, 2012 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2012, with the year of expected delivery:

	B757	B767F	B777F	Total
2013 (remainder)	5	—	—	5
2014	—	4	2	6
2015	—	8	2	10
2016	—	10	—	10
2017	—	10	—	10
Thereafter	—	14	16	30

Total	5	46	20	71

On December 11, 2012, we entered into an agreement with The Boeing Company for the purchase of four incremental B767F aircraft, the delivery of which will occur in 2015. FedEx Express is also deferring the delivery of two firm B777F aircraft orders from 2015 to 2016. These aircraft transactions are not reflected in the tables above, as they occurred subsequent to the end of the second quarter of 2013.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2012 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2013 (remainder)	$392	$372	$764
2014	462	684	1,146
2015	448	651	1,099
2016	453	521	974
2017	391	713	1,104
Thereafter	1,150	4,100	5,250

Total	$3,296	$7,041	$10,337

Future minimum lease payments under capital leases were immaterial at November 30, 2012 and therefore are excluded from the table above. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(4) Contingencies

ATA Airlines. In October 2010, a jury returned a verdict in favor of ATA Airlines in its breach of contract lawsuit against us and awarded damages of $66 million, and in January 2011, the court awarded ATA pre-judgment interest of $5 million. In December 2011, the Seventh Circuit overturned the entire judgment entered against us. ATA Airlines requested the Seventh Circuit to rehear oral argument on appeal, and in February 2012, the Seventh Circuit denied the request. In the third quarter of 2012, we reversed the $66 million accrual established in the second quarter of 2011. After the Seventh Circuit denied ATA Airlines’ request for the Seventh Circuit to rehear oral argument on appeal, ATA Airlines asked the U.S. Supreme Court to accept a discretionary appeal of the matter. In October 2012, the U.S. Supreme Court denied ATA Airlines’ request.

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the U.S. Department of Justice (“DOJ”) into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. In November 2012, the DOJ served a civil investigative demand on the third-party consultant seeking all pleadings, depositions and documents produced in the lawsuit. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation are in an early stage and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, we do not believe that a material loss is reasonably possible.

We have received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. We responded to grand jury subpoenas issued in June 2008 and August 2009 and to additional requests for information pursuant to those subpoenas, and we continue to respond and cooperate with the investigation. We believe that our employees have acted in good faith at all times. We do not believe that we have engaged in any illegal activities and will vigorously defend ourselves in any action that may result from the investigation. The DOJ may pursue a criminal indictment and, if we are convicted, remedies could include fines, penalties, financial forfeiture and compliance conditions. We cannot estimate the amount or range of loss, if any, as such analysis would depend on facts and law that are not yet fully developed or resolved.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at November 30, 2012 and $1.4 billion at May 31, 2012.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.

(6) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2012	2011
Cash payments for:

Income taxes	$134	$149
Income tax refunds received	(54)	(50)

Cash tax payments, net	$80	$99

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

December 20, 2012

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2012 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2012.

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

The operating expenses line item “Intercompany charges” on the financial summary represents an allocation that primarily includes salaries and benefits, depreciation and other costs for the sales, marketing, information technology and customer service support provided to us by FedEx Services and FedEx Office’s net operating costs. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in expense line items outside of intercompany charges. These costs are allocated based on metrics such as relative revenues or estimated services provided. “Intercompany charges” also includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated reasonably reflect the cost of providing these functions.

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

RESULTS OF OPERATIONS

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2012	2011	Change		2012	2011	Change
Revenues:
Package:
U.S. overnight box	$1,609	$1,623	(1)		$3,213	$3,263	(2)
U.S. overnight envelope	409	421	(3)		839	872	(4)
U.S. deferred	732	731	—		1,434	1,462	(2)

Total U.S. domestic package revenue	2,750	2,775	(1)		5,486	5,597	(2)

International priority(1)	1,678	1,711	(2)		3,339	3,468	(4)
International economy(2)	514	460	12		1,001	901	11

Total international export package revenue	2,192	2,171	1		4,340	4,369	(1)

International domestic(3)	384	217	77		693	424	63

Total package revenue	5,326	5,163	3		10,519	10,390	1
Freight:
U.S.	645	628	3		1,255	1,219	3
International priority(4)	446	470	(5)		885	919	(4)
International airfreight	77	74	4		151	151	—

Total freight revenue	1,168	1,172	—		2,291	2,289	—
Other	113	71	59		193	136	42

Total revenues	6,607	6,406	3		13,003	12,815	1
Operating expenses:
Salaries and employee benefits	2,409	2,306	4		4,806	4,648	3
Purchased transportation	432	339	27		808	675	20
Rentals and landing fees	412	415	(1)		821	833	(1)
Depreciation and amortization	333	285	17		653	564	16
Fuel	1,074	1,039	3		2,060	2,115	(3)
Maintenance and repairs	347	352	(1)		718	731	(2)
Intercompany charges	528	541	(2)		1,057	1,082	(2)
Other(4)	844	790	7		1,652	1,546	7

Total operating expenses	6,379	6,067	5		12,575	12,194	3

Operating income	$228	$339	(33)		$428	$621	(31)

Operating margin	3.5%	5.3%	(180	)bp	3.3%	4.8%	(150	)bp

Other income (expense):
Interest, net	8	12	(33)		20	20	—
Other, net	(21)	(7)	200		(38)	(20)	90

	(13)	5	NM		(18)	—	NM

Income before income taxes	215	344	(38)		410	621	(34)

Provision for income taxes	72	123	(41)		141	215	(34)

Net income	$143	$221	(35)		$269	$406	(34)

(1)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic revenues include our international intra-country express operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2012	2011	2012	2011
Operating expenses:
Salaries and employee benefits	36.5%	36.0%	37.0%	36.3%
Purchased transportation	6.5	5.3	6.2	5.3
Rentals and landing fees	6.2	6.5	6.3	6.5
Depreciation and amortization	5.0	4.4	5.0	4.4
Fuel	16.3	16.2	15.9	16.5
Maintenance and repairs	5.2	5.5	5.5	5.7
Intercompany charges	8.0	8.5	8.1	8.4
Other(1)	12.8	12.3	12.7	12.1

Total operating expenses	96.5	94.7	96.7	95.2

Operating margin	3.5%	5.3%	3.3%	4.8%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2012	2011	Change	2012	2011	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,141	1,168	(2)	1,116	1,151	(3)
U.S. overnight envelope	564	582	(3)	570	589	(3)
U.S. deferred	828	838	(1)	794	834	(5)

Total U.S. domestic ADV	2,533	2,588	(2)	2,480	2,574	(4)

International priority(1)	445	431	3	426	424	—
International economy(2)	157	138	14	150	132	14

Total international export ADV	602	569	6	576	556	4

International domestic(3)	884	529	67	781	486	61

Total ADV	4,019	3,686	9	3,837	3,616	6

Revenue per package (yield):
U.S. overnight box	$22.39	$22.05	2	$22.49	$22.15	2
U.S. overnight envelope	11.51	11.48	—	11.51	11.56	—
U.S. deferred	14.04	13.84	1	14.10	13.70	3
U.S. domestic composite	17.24	17.01	1	17.28	16.99	2
International priority(1)	59.91	62.98	(5)	61.26	63.90	(4)
International economy(2)	51.97	52.99	(2)	52.07	53.43	(3)
International export composite	57.84	60.56	(4)	58.86	61.42	(4)
International domestic(3)	6.88	6.51	6	6.93	6.81	2
Composite package yield	21.04	22.23	(5)	21.42	22.45	(5)
Freight Statistics
Average daily freight pounds:
U.S.	7,719	7,630	1	7,393	7,295	1
International priority(4)	3,212	3,451	(7)	3,197	3,289	(3)
International airfreight	1,166	1,213	(4)	1,135	1,188	(4)

Total average daily freight pounds	12,097	12,294	(2)	11,725	11,772	—

Revenue per pound (yield):
U.S.	$1.32	$1.31	1	$1.33	$1.31	2
International priority(3)	2.21	2.16	2	2.16	2.18	(1)
International airfreight	1.05	0.97	8	1.04	0.99	5
Composite freight yield	1.53	1.51	1	1.53	1.52	1

(1)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic statistics include our international intra-country operations including recent acquisitions in Mexico (July 2011), Poland (June (2012), France (July 2012) and Brazil (July 2012).

(3)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.

Revenues

Our revenues increased 3% in the second quarter and 1% in the first half of 2013 primarily due to the impact of new business acquisitions and an increase in international export package volume. Revenue growth from higher international volume was partially offset by declines in international export package yield in the second quarter of 2013 and lower U.S. domestic package volume in the second quarter and first half of 2013. In addition, lower fuel surcharges negatively impacted revenue during the first half of 2013.

International domestic revenues increased 77% in the second quarter and 63% in the first half of 2013 due to recent business acquisitions while total international export volumes increased 6% in the second quarter and 4% in the first half of 2013 driven by increases in FedEx International Economy services from Europe and Asia. International export package yields decreased 4% in the second quarter primarily due to the demand shift toward lower-yielding services and lower fuel surcharges, and decreased 4% in the first half of 2013 due to lower fuel surcharges and exchange rate fluctuations. U.S. domestic package volumes decreased 2% in the second quarter and 4% in the first half of 2013 due to weakness in economic conditions resulting in reduced demand for our services.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30.

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
U.S. Domestic and Outbound Fuel Surcharge:
Low	11.50%	14.00%	10.00%	14.00%
High	14.00	15.50	14.50	16.50
Weighted-average	13.04	14.67	12.58	15.10

International Fuel Surcharges:
Low	13.50	14.00	12.00	14.00
High	20.00	21.00	20.50	23.00
Weighted-average	17.22	17.33	16.69	17.63

On September 18, 2012, we announced a 5.9% average list price increase effective January 7, 2013, for FedEx Express U.S. domestic, U.S. export and U.S. import services while we lowered our fuel surcharge index by two percentage points. In September 2011, we announced a 5.9% average list price increase effective January 3, 2012, for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Our operating income and operating margin decreased in the second quarter of 2013 due to the demand shift toward lower-yielding international services, the negative impact of year-over-year net fuel changes, increased depreciation expense, the impact of Superstorm Sandy and higher pension costs. In the first half of 2013, operating income and operating margin decreased due to declining U.S. domestic package volume, the demand shift toward lower-yielding international services, and higher depreciation and pension expenses.

Salaries and employee benefits increased 4% in the second quarter and 3% in the first half of 2013 due to higher pension costs, partially offset by lower incentive compensation accruals. Purchased transportation costs increased 27% in the second quarter and 20% in the first half of 2013 due to recent business acquisitions. Other operating expenses increased 7% in both the second quarter and first half of 2013 primarily due to business acquisitions. Depreciation and amortization expense increased 17% in the second quarter and 16% in the first half of 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs increased 3% in the second quarter of 2013 due to an increase in the average price per gallon of fuel in the quarter, although fuel costs decreased 3% in the first half of 2013 due to decreases in the average price per gallon of jet fuel and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a negative impact on operating income in both the second quarter and first half of 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

U.S. Postal Service Agreement

Under an agreement with the U.S. Postal Service (“USPS”) that runs through September 2013, we provide domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. The USPS has solicited proposals for the provision of these services upon the expiration of the current agreement, and we have responded to its bid request. We expect a decision from the USPS during the first quarter of calendar year 2013. For additional information, see the “Risk Factors” section of our Annual Report.

Profit Improvement Programs

During the second quarter of 2013, FedEx announced programs targeting annual profitability improvement of $1.7 billion during the next three years. The majority of the profitability improvement will come from initiatives at FedEx Express and FedEx Services and includes the following:

•

Cost reductions in selling, general and administrative functions, including information technology, through headcount reductions, streamlining of processes and elimination of less essential work, as well as deriving greater value from strategic sourcing

•	Modernization of our aircraft fleet, transformation of our U.S. domestic operations and international profit improvements

•	Improved efficiencies and lower costs of information technology at FedEx Services

The overall profit improvement plan includes offering voluntary cash buyouts to eligible U.S.-based employees, beginning in February 2013. Costs of the benefits provided under the voluntary programs will be recognized in the period that eligible employees accept their offers, predominantly in the fourth quarter of 2013. Other costs associated with the profit improvement initiatives will be recognized in the period incurred.

For additional information, see the outlook discussion in the Quarterly Report on Form 10-Q of FedEx for the quarter ended November 30, 2012.

Other Income and Income Taxes

For the second quarter and first half of 2013, reductions in capitalized interest were offset by lower interest due to scheduled debt maturities. Other non-operating expense increased in the second quarter and first half of 2013 primarily due to higher foreign exchange losses.

Our effective tax rate was 33.4% for the second quarter and 34.3% for the first half of 2013, compared with 35.8% for the second quarter of 2012 and 34.6% for the first half of 2012. Our effective tax rate in 2013 was positively impacted by a reduction in net costs of intercompany charges from other FedEx affiliates. For the remainder of 2013, we expect our effective tax rate to be approximately 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of November 30, 2012, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2012.

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

Business Acquisitions

In the first quarter of 2013, we expanded our international service offerings by completing the following business acquisitions:

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

The financial results of these acquired businesses are included in our results from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying unaudited balance sheet based on a preliminary allocation of the purchase price. See Note 1 of the accompanying unaudited financial statements for further discussion of these acquisitions.

NEW ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and six-month periods ended November 30, 2012 and 2011. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expands existing disclosure requirements regarding the fair value of our long-term debt.

We believe that no other new accounting guidance was adopted or issued during the first half of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	the number of employees that participate in the voluntary buyout programs and the timing and execution of those programs;

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

•

any impact on our business from disruptions or modifications in service by the USPS, which is a significant customer of ours, as a consequence of the USPS’s current financial difficulties, any resulting structural changes to its operations, network, service offerings or pricing or its decision to solicit proposals for the provision of air transportation services currently provided;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of all material pending legal proceedings, see Note 4 of the accompanying unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

In December 2012, the Federal Aviation Administration determined that no revision to its December 2011 regulations related to pilot fatigue is necessary, continuing to exclude us from the new rule. In “Forward-Looking Statements,” we include a risk factor relating to the number of participating employees in the voluntary buyout programs and the timing and execution of those programs. With the exception of these two items, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: December 20, 2012	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1