Form 10-Q
period 2013-02-28
FEDERAL EXPRESS CORP
filed 2013-03-21
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2013 OR

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

The number of shares of common stock outstanding as of March 19, 2013 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2013 and May 31, 2012	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2013 and February 29, 2012	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2013 and February 29, 2012	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2013 and February 29, 2012	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	14

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4. Controls and Procedures	26

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 6. Exhibits	27

Signature	29

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2013 (Unaudited)	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$784	$712
Receivables, less allowances of $88 and $87	1,599	1,660
Spare parts, supplies and fuel, less allowances of $197 and $183	388	370
Deferred income taxes	315	329
Due from parent company and other FedEx subsidiaries	398	428
Prepaid expenses and other	97	94

Total current assets	3,581	3,593

PROPERTY AND EQUIPMENT, AT COST	24,725	23,378
Less accumulated depreciation and amortization	11,899	11,509

Net property and equipment	12,826	11,869

OTHER LONG-TERM ASSETS
Goodwill	1,537	1,155
Other assets	902	1,110

Total other long-term assets	2,439	2,265

	$18,846	$17,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2013 (Unaudited)	May 31, 2012
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1	$416
Accrued salaries and employee benefits	909	991
Accounts payable	1,198	1,131
Accrued expenses	985	954
Due to other FedEx subsidiaries	1,074	153

Total current liabilities	4,167	3,645

LONG-TERM DEBT, LESS CURRENT PORTION	240	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,825	2,637
Pension, postretirement healthcare and other benefit obligations	1,083	1,052
Self-insurance accruals	659	643
Deferred lease obligations	674	695
Deferred gains, principally related to aircraft transactions	230	249
Other liabilities	118	113

Total other long-term liabilities	5,589	5,389

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,259	7,916
Accumulated other comprehensive loss	(17)	(70)

Total owner’s equity	8,850	8,454

	$18,846	$17,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

REVENUES	$6,462	$6,363	$19,465	$19,178

OPERATING EXPENSES:
Salaries and employee benefits	2,459	2,337	7,265	6,985
Purchased transportation	413	337	1,221	1,012
Rentals and landing fees	423	418	1,244	1,251
Depreciation and amortization	332	296	985	860
Fuel	1,066	1,078	3,126	3,193
Maintenance and repairs	261	301	979	1,032
Business realignment costs	13	—	14	—
Intercompany charges, net	539	540	1,596	1,622
Other	831	705	2,482	2,251

	6,337	6,012	18,912	18,206

OPERATING INCOME	125	351	553	972

OTHER INCOME (EXPENSE):
Interest, net	16	8	36	28
Other, net	(30)	(18)	(68)	(38)

	(14)	(10)	(32)	(10)

INCOME BEFORE INCOME TAXES	111	341	521	962

PROVISION FOR INCOME TAXES	37	110	178	325

NET INCOME	$74	$231	$343	$637

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

NET INCOME	$74	$231	$343	$637

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $1, $15, $5 and $5	(3)	63	50	(24)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1, $2, $2 and $3	1	3	3	4

COMPREHENSIVE INCOME	$72	$297	$396	$617

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Operating Activities:
Net income	$343	$637
Noncash charges:
Depreciation and amortization	985	860
Other, net	256	500
Changes in assets and liabilities, net	889	277

Cash provided by operating activities	2,473	2,274

Investing Activities:
Capital expenditures	(1,519)	(2,015)
Business acquisitions, net of cash acquired	(483)	(114)
Other	19	6

Cash used in investing activities	(1,983)	(2,123)

Financing Activities:
Principal payments on debt	(417)	(27)

Cash used in financing activities	(417)	(27)

Effect of exchange rate changes on cash	(1)	(3)

Net increase in cash and cash equivalents	72	121
Cash and cash equivalents at beginning of period	712	626

Cash and cash equivalents at end of period	$784	$747

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2013, the results of our operations for the three- and nine-month periods ended February 28, 2013 and February 29, 2012 and cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012. Operating results for the three- and nine-month periods ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

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

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Current assets	$145
Property and equipment	87
Goodwill	349
Intangible assets	60
Other non-current assets	67
Current liabilities	(169)
Long-term liabilities	(32)

Total purchase price	$507

The goodwill of $349 million is primarily attributable to expected benefits from synergies of the combinations with existing businesses and other acquired entities. The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In addition to our pilots, certain of our non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $7 million for the three-month period ended February 28, 2013 and $29 million for the nine-month period ended February 28, 2013. Our stock-based compensation expense was $7 million for the three-month period ended February 29, 2012 and $26 million for the nine-month period ended February 29, 2012. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. During the second quarter of 2013, we made principal payments of $116 million related to capital lease obligations. During the first quarter of 2013, we repaid our $300 million 9.65% unsecured notes that matured on June 15, 2012 using cash from operations.

Long-term debt, exclusive of capital leases, had a carrying value of $239 million compared with an estimated fair value of $346 million at February 28, 2013 and $539 million compared with an estimated fair value of $708 million at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

BUSINESS REALIGNMENT COSTS. During the second quarter of 2013, FedEx announced profit improvement programs including reducing our selling, general and administrative cost functions through a voluntary employee separation program.

During the third quarter of 2013, FedEx commenced a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. Eligible employees will be scheduled to vacate positions in four phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Employees in the first phase will vacate their positions on May 31, 2013, and we expect all employees who accept the buyout to vacate their positions by the end of fiscal year 2014. Costs of the benefits provided under the voluntary program will be recognized as special termination benefits in the period that eligible employees accept their offers, predominantly in the fourth quarter of 2013.

We incurred costs of $34 million during the third quarter and $45 million during the nine months of 2013, associated with the FedEx business realignment activities, both directly and through intercompany allocations primarily from FedEx Corporate Services, Inc. (“FedEx Services”). These costs related predominantly to voluntary severance for officers and managing directors who accepted voluntary buyouts in the third quarter of 2013 to adjust our leadership team to our new organizational structure. Payments will be made at the time of departure, and no material payments of these costs were made in the third quarter of 2013. The direct costs of the buyout program are included in the caption “Business realignment costs” while the allocated costs are included in the caption “Intercompany charges, net” in our unaudited condensed consolidated statements of income. Also included in those captions are other external costs directly attributable to our business realignment activities, such as professional fees.

NEW ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

In February 2013, the FASB issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new standard is effective for our fiscal year ending May 31, 2014 and will have no impact on our financial condition or results of operations.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. The FedEx Plan covers certain U.S. employees age 21 and over with at least one year of service and provides benefits primarily based on earnings, age and years of service. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2013.

Our retirement plans costs for the periods ended February 28, 2013 and February 29, 2012 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Pension plans sponsored by FedEx	$108	$81	$324	$241
Other U.S. domestic and international pension plans	11	13	34	34
U.S. domestic and international defined contribution plans	58	54	172	162
Postretirement healthcare plans	15	14	46	42

	$192	$162	$576	$479

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the nine months of 2013 or 2012 to pension plans sponsored by us, and we do not expect to make material contributions in 2013.

(3) Commitments

As of February 28, 2013, our purchase commitments under various contracts for the remainder of 2013 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2013 (remainder)	$250	$16	$266
2014	716	30	746
2015	1,051	19	1,070
2016	1,140	16	1,156
2017	955	10	965
Thereafter	5,813	94	5,907

(1)	Primarily advertising and promotions contracts.

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

On December 11, 2012, we entered into an agreement with The Boeing Company for the purchase of four incremental B767F aircraft, the delivery of which will occur in 2015. We also deferred the delivery of two firm B777F aircraft orders from 2015 to 2016.

We had $380 million in deposits and progress payments as of February 28, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2013, with the year of expected delivery:

	B757	B767F	B777F	Total
2013 (remainder)	4	—	—	4
2014	—	4	2	6
2015	—	12	—	12
2016	—	10	2	12
2017	—	10	—	10
Thereafter	—	14	16	30

Total	4	50	20	74

On March 8, 2013, we entered into an agreement with United Airlines to purchase 14 B757 aircraft, the delivery of which will occur in 2013 through 2015. After delivery, these passenger aircraft will be modified for cargo transport. The agreement also provides for us to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions. This aircraft transaction is not included in the table above, as it occurred subsequent to the end of the third quarter of 2013.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2013 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2013 (remainder)	$105	$188	$293
2014	462	712	1,174
2015	448	676	1,124
2016	453	546	999
2017	391	738	1,129
Thereafter	1,150	4,283	5,433

Total	$3,009	$7,143	$10,152

Future minimum lease payments under capital leases were immaterial at February 28, 2013, and therefore are excluded from the table above. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(4) Contingencies

In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February

2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the U.S. Department of Justice (“DOJ”) into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. In November 2012, the DOJ served a civil investigative demand on the third-party consultant seeking all pleadings, depositions and documents produced in the lawsuit. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation move forward, and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, we do not believe that a material loss is reasonably possible.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Services. FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at February 28, 2013 and $1.4 billion at May 31, 2012.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges, net” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.

(6) Supplemental Cash Flow Information

Cash paid for income taxes for the nine-month periods ended February 28, 2013 and February 29, 2012 was as follows (in millions):

	2013	2012
Cash payments for:

Income taxes	$189	$212
Income tax refunds received	(167)	(270)

Cash tax payments, net	$22	$(58)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012. These financial statements are the responsibility of the Company’s management.

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

March 21, 2013

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2012 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2013.

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

RESULTS OF OPERATIONS

The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues:
Package:
U.S. overnight box	$1,609	$1,619	(1)		$4,822	$4,882	(1)
U.S. overnight envelope	413	426	(3)		1,252	1,298	(4)
U.S. deferred	812	792	3		2,246	2,254	—

Total U.S. domestic package revenue	2,834	2,837	—		8,320	8,434	(1)

International priority(1)	1,567	1,625	(4)		4,906	5,093	(4)
International economy(2)	491	454	8		1,492	1,355	10

Total international export package revenue	2,058	2,079	(1)		6,398	6,448	(1)

International domestic(3)	342	210	63		1,035	634	63

Total package revenue	5,234	5,126	2		15,753	15,516	2
Freight:
U.S.	668	647	3		1,923	1,866	3
International priority(4)	384	443	(13)		1,269	1,362	(7)
International airfreight	64	77	(17)		215	228	(6)

Total freight revenue	1,116	1,167	(4)		3,407	3,456	(1)
Other	112	70	60		305	206	48

Total revenues	6,462	6,363	2		19,465	19,178	1
Operating expenses:
Salaries and employee benefits	2,459	2,337	5		7,265	6,985	4
Purchased transportation	413	337	23		1,221	1,012	21
Rentals and landing fees	423	418	1		1,244	1,251	(1)
Depreciation and amortization	332	296	12		985	860	15
Fuel	1,066	1,078	(1)		3,126	3,193	(2)
Maintenance and repairs	261	301	(13)		979	1,032	(5)
Business realignment costs(5)	13	—	NM		14	—	NM
Intercompany charges(6)	539	540	—		1,596	1,622	(2)
Other(7)	831	705	18		2,482	2,251	10

Total operating expenses	6,337	6,012	5		18,912	18,206	4

Operating income	$125	$351	(64)		$553	$972	(43)

Operating margin	1.9%	5.5%	(360	)bp	2.8%	5.1%	(230	)bp

Other income (expense):
Interest, net	16	8	100		36	28	29
Other, net	(30)	(18)	67		(68)	(38)	79

	(14)	(10)	NM		(32)	(10)	NM

Income before income taxes	111	341	(67)		521	962	(46)

Provision for income taxes	37	110	(66)		178	325	(45)

Net income	$74	$231	(68)		$343	$637	(46)

(1)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)

International domestic revenues include our international intra-country express operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.
(5)	Includes predominantly severance costs associated with our voluntary buyout program.
(6)	Includes allocations of $21 million in the third quarter and $31 million in the nine months of 2013 for business realignment costs.
(7)	The third quarter of 2012 includes the reversal of a $66 million legal reserve.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	38.1%	36.7%	37.3%	36.4%
Purchased transportation	6.4	5.3	6.3	5.3
Rentals and landing fees	6.6	6.6	6.4	6.5
Depreciation and amortization	5.1	4.7	5.1	4.5
Fuel	16.5	16.9	16.1	16.6
Maintenance and repairs	4.0	4.7	5.0	5.4
Business realignment costs(1)	0.2	—	0.1	—
Intercompany charges(2)	8.3	8.5	8.2	8.5
Other(3)	12.9	11.1	12.7	11.7

Total operating expenses	98.1	94.5	97.2	94.9

Operating margin	1.9%	5.5%	2.8%	5.1%

(1)	Includes predominantly severance costs associated with our voluntary buyout program.
(2)	Includes allocations of $21 million in the third quarter and $31 million in the nine months of 2013 for business realignment costs.
(3)	The third quarter of 2012 includes the reversal of a $66 million legal reserve.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2013	2012	Change	2013	2012	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,176	1,171	—	1,135	1,158	(2)
U.S. overnight envelope	569	581	(2)	570	586	(3)
U.S. deferred	944	923	2	843	863	(2)

Total U.S. domestic ADV	2,689	2,675	1	2,548	2,607	(2)

International priority(1)	420	413	2	424	421	1
International economy(2)	155	139	12	152	134	13

Total international export ADV	575	552	4	576	555	4

International domestic(3)	781	508	54	781	493	58

Total ADV	4,045	3,735	8	3,905	3,655	7

Revenue per package (yield):
U.S. overnight box	$22.08	$21.93	1	$22.35	$22.08	1
U.S. overnight envelope	11.69	11.65	—	11.57	11.59	—
U.S. deferred	13.87	13.62	2	14.02	13.67	3
U.S. domestic composite	17.00	16.83	1	17.18	16.94	1
International priority(1)	60.25	62.49	(4)	60.93	63.44	(4)
International economy(2)	51.03	51.74	(1)	51.72	52.86	(2)
International export composite	57.76	59.78	(3)	58.50	60.88	(4)
International domestic(3)	7.06	6.57	7	6.98	6.73	4
Composite package yield	20.87	21.79	(4)	21.23	22.23	(4)
Freight Statistics
Average daily freight pounds:
U.S.	8,324	8,104	3	7,697	7,561	2
International priority(4)	2,894	3,257	(11)	3,098	3,279	(6)
International airfreight	1,035	1,169	(11)	1,102	1,182	(7)

Total average daily freight pounds	12,253	12,530	(2)	11,897	12,022	(1)

Revenue per pound (yield):
U.S.	$1.30	$1.27	2	$1.31	$1.29	2
International priority(4)	2.14	2.16	(1)	2.15	2.18	(1)
International airfreight	0.99	1.04	(5)	1.03	1.01	2
Composite freight yield	1.47	1.48	(1)	1.51	1.51	—

(1)	International priority package services provide time-definite delivery within one, two or three business days worldwide.
(2)	International economy package services provide time-definite delivery within five business days worldwide.
(3)	International domestic statistics include our international intra-country operations including recent acquisitions in Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).
(4)	Freight international priority includes our FedEx International Priority and FedEx International Economy freight services.

Revenues

Our revenues increased 2% in the third quarter and 1% in the nine months of 2013 primarily due to the impact of new business acquisitions. However, core revenue growth was constrained by global economic conditions as revenue growth from higher international export volume was offset by decreased yields due to shifts in demand from our priority international services to our economy international services and lower rates. Additionally, we experienced the negative impact of one fewer operating day in the third quarter and nine months of 2013.

International domestic revenues increased 63% in both the third quarter and nine months of 2013 due to recent acquisitions in Brazil, France and Poland, while total international export volumes increased 4% in both the third quarter and nine months of 2013 driven by increases in FedEx International Economy services from Asia and Europe. International export package yields decreased 3% in the third quarter and 4% in the nine months of 2013 primarily due to the demand shift toward lower-yielding services, lower rates and lower fuel surcharges. Although U.S. domestic package volume increased slightly in the third quarter of 2013, ongoing weakness in economic conditions resulted in a 2% decrease in U.S. domestic package volume for the nine months of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.00%	11.50%	10.00%	11.50%
High	13.50	14.00	14.50	16.50
Weighted-average	11.29	12.91	12.14	14.36

International Fuel Surcharges:
Low	14.00	13.50	12.00	13.50
High	19.00	19.00	20.50	23.00
Weighted-average	16.96	16.45	16.78	17.23

In both January 2013 and 2012, we implemented a 5.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Our operating income and operating margin decreased significantly in the third quarter and nine months of 2013 due to the demand shift toward lower-yielding international services, higher pension costs and increased depreciation expense. Operating result comparisons were also negatively impacted by the legal reserve accrual reversal in the third quarter of 2012. Additionally, results were negatively impacted by $34 million in the third quarter and $45 million in the nine months of 2013 of costs associated with our business realignment program, both directly and through intercompany allocations.

Salaries and employee benefits increased 5% in the third quarter and 4% in the nine months of 2013 due to recent acquisitions and higher pension costs, partially offset by lower incentive compensation accruals. Other operating expenses increased 18% in the third quarter and 10% in the nine months of 2013 primarily due to the negative impact on the year-over-year comparison of the legal reserve accrual reversal in 2012 and current year costs associated with recent business acquisitions. Purchased transportation costs increased 23% in the third quarter and 21% in the nine months of 2013 due to recent business acquisitions. Depreciation and amortization expense increased 12% in the third quarter and 15% in the nine months of 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs decreased 1% in the third quarter of 2013 due to lower aircraft fuel usage and decreased 2% in the nine months of 2013 due to lower jet fuel costs and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a minimal impact on operating income in the third quarter, but a negative impact for the nine months of 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

U.S. Postal Service Agreement

Under an agreement with the U.S. Postal Service (“USPS”) that runs through September 2013, we provide domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. The USPS has solicited proposals for the provision of these services upon the expiration of the current agreement, and we have responded to its bid request. We expect a decision shortly from the USPS. For additional information, see the “Risk Factors” section of our Annual Report.

Business Realignment Costs

During the second quarter of 2013, FedEx announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include the following:

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

During the third quarter of 2013, FedEx commenced a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. Eligible employees will be scheduled to vacate positions in four phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Employees in the first phase will vacate their positions on May 31, 2013, and we expect all employees who accept the buyout to vacate their positions by the end of fiscal year 2014. Costs of the benefits provided under the voluntary program will be recognized as special termination benefits in the period that eligible employees accept their offers, predominantly in the fourth quarter of 2013.

We incurred costs of $34 million during the third quarter and $45 million during the nine months of 2013, associated with the FedEx business realignment activities, both directly and through intercompany allocations primarily from FedEx Services. These costs related predominantly to voluntary severance for officers and managing directors who accepted voluntary buyouts in the third quarter of 2013 to adjust our leadership team to our new organizational structure. Payments will be made at the time of departure, and no material payments of these costs were made in the third quarter of 2013. The direct costs of the buyout program are included in the caption “Business realignment costs” while the allocated costs are included in the caption “Intercompany charges, net” in our unaudited condensed consolidated statements of income. Also included in those captions are other external costs directly attributable to our business realignment activities, such as professional fees.

For additional information, see the business realignment costs discussion in the Quarterly Report on Form 10-Q of FedEx for the quarter ended February 28, 2013.

Other Income and Income Taxes

Net interest income increased during the third quarter and nine months of 2013 primarily due to a favorable tax audit settlement and debt maturities, partially offset by a reduction in capitalized interest. Other non-operating expense increased in the third quarter and nine months of 2013 primarily due to higher foreign exchange losses and higher management fees.

Our effective tax rate was 33.8% for the third quarter and 34.2% for the nine months of 2013, compared with 32.4% for the third quarter and 33.8% for the nine months of 2012. Our tax rates for both periods in 2012 were favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns. For 2013, we expect our effective tax rate to be approximately 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of February 28, 2013, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2012.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the IRS for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

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

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012. In addition, on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

In February 2013, the FASB issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new standard is effective for our fiscal year ending May 31, 2014 and will have no impact on our financial condition or results of operations.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents our pilots (the current pilot contract became amendable in March 2013, and the parties are currently in negotiations);

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated December 3, 2012 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Letter Agreement dated January 25, 2013, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.5 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx Corporation, JP Morgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 21, 2013	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated December 3, 2012 to the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Letter Agreement dated January 25, 2013, amending the Transportation Agreement dated July 31, 2006 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.5 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx Corporation, JP Morgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx Corporation’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1