Form 10-K
period 2013-05-31
FEDERAL EXPRESS CORP
filed 2013-07-16
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 15, 2013, 1,000 shares of the Registrant’s common stock were outstanding.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

ITEM 1. BUSINESS

Overview

Federal Express Corporation (“FedEx Express”) invented express distribution 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 160,700 employees and have approximately 52,400 drop-off locations (including FedEx Office centers), 647 aircraft and approximately 54,100 vehicles and trailers in our integrated global network.

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

FedEx’s wholly owned subsidiary FedEx Office and Print Services, Inc. (“FedEx Office”) provides customer access to our shipping services. FedEx Office has approximately 1,800 locations and its network of locations provides convenient access points to our services for higher margin retail customers. In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail product assortment.

In 2010, we began offering our U.S. domestic services at all U.S. OfficeMax retail locations (more than 940 locations). These additional staffed drop-off locations complement FedEx’s existing retail network, including FedEx Office centers, and further expand customer access to our services.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Services

We offer a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. We offer three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority package services provide time-definite delivery within one, two or three business days worldwide. FedEx International Economy package services provide time-definite delivery within five business days worldwide. FedEx International First, which provides a time-definite, customs cleared, door-to-door express service with a pre-defined delivery commitment of as early as 8:00 a.m. in the United States, 9:00 a.m. in Europe, and 10:00 a.m. in Asia, Canada and Latin America, was expanded in 2013 and now covers 19 destination countries. We also offer domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India, Mexico, Brazil, France and Poland. In addition, we offer comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

In April 2013, FedEx Delivery Manager was launched, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at www.fedex.com, customers can receive notification of packages en route to their homes, and can choose various delivery options.

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

Information regarding our e-shipping tools and solutions can be found below (“Technology”). In addition, detailed information about all of our delivery services, e-shipping tools and solutions and FedEx’s citizenship efforts can be found on the FedEx Web site, fedex.com. The information on the FedEx Web site, however, is not incorporated by reference in, and does not form a part of, this Report.

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe and Latin America. We recently made strategic moves in Europe and Latin America. In 2013, we acquired:

•	the Polish domestic express package delivery company Opek Sp. z o.o.;

•	the French express transportation company TATEX; and

•	the Brazilian transportation and logistics company Rapidão Cometa Logística e Transporte S.A.

These acquisitions, along with our 2012 acquisition of the Mexican domestic express package delivery company Servicios Nacionales Mupa, S.A. de C.V. (Multipack), give us more robust transportation networks within these countries and added capabilities in these important international markets, continue our strategic European and Latin American growth plans and are expected to provide important contributions to our long-term growth, productivity and profitability. Additionally, in 2013, we opened 48 new stations across Europe pursuant to our organic growth strategy. In June 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa, including South Africa.

We began serving mainland China in 1984, have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which will serve as a consolidation point for shipments from northern Asia to the United States, and will continue to operate as an international gateway for customers in western Japan, is scheduled to open in the spring of 2014. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

Business Realignment

During 2013, we saw a more challenging business environment, as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, our profit improvement programs announced in 2013 are targeting annual profitability improvement of $1.6 billion by the end of 2016 (from the full year 2013 base business). The plan identifies several things we will do, including reducing our costs, modernizing our aircraft fleet, adjusting our transportation networks to meet changing customer needs and remaining dedicated to our people and culture, which have made us what we are today. In the face of tepid global economic growth, shifting customer preferences and volatile fuel prices, we continue to adapt our networks, striking the right balance between volume and yield improvements.

More specifically, multiple initiatives are reducing our overall cost structure. For example, we completed a voluntary program offering cash buyouts to eligible U.S.-based employees in certain staff functions and are also streamlining support functions and eliminating redundant systems and processes. At the same time, in addition to modernizing our air fleet, we are transforming our U.S. domestic express network by closing and realigning regional and district facilities, reorganizing pickup and delivery operations while maintaining our outstanding service levels, improving flight and crew scheduling, refining aircraft maintenance processes and improving fuel efficiency of our vehicle fleet. Internationally, we are working to improve the quality of our international revenue as customers continue to make more economical choices in a low-growth global economy by moving the line-haul of certain slower-moving shipments to third-party transportation providers and better leveraging capacity within our international network through, for example, the reduction of flights to and from Asia. Lastly, we are improving revenue quality by adding value for our customers with innovative and market-leading solutions, expanding our small and medium-size customer base and adding services for vertical industries such as healthcare and aerospace. Our way forward is clear, as we continue to make FedEx Express an even leaner, more efficient business.

Customer Technology

We are a world leader in technology, and our founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx has been recognized by InformationWeek 500 as a top technology innovator in the United States for 17 consecutive years.

Our technology strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx Web site, together with our customer integrated solutions.

The fedex.com Web site was launched nearly 20 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com Web site is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments.

FedEx Mobile is a suite of services available on most Web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® mobile digital devices. The FedEx Mobile website has expanded to more than 220 countries and territories and 25 languages. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location information. We also use wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx innovation continued in 2013 with the following enhancements:

•

FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery.

•	The FedEx Ship to Friends app that allows people who use Facebook® to prepare and pay for a U.S. domestic shipment without leaving Facebook®.

•

FSM@fedex.com Integration Manager, which is a web-based tool for business owners who manage multiple stores online, working seamlessly with e-commerce platforms such as eBay, Amazon, Etsy, Google Checkout and Yahoo to allow business owners to organize, review and process their shipments from multiple stores in one place.

Our e-commerce tools and solutions are designed to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their shipping and associated processes.

FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’ privacy, and we strive to provide a safe, secure online environment for our customers.

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

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

U.S. Postal Service Agreement

Under an agreement with the U.S. Postal Service (“USPS”) that runs through September 2013, we provide domestic air transportation services to the USPS, including for its First-Class, Priority and Express Mail. In April 2013, we entered into a new seven-year transportation agreement with the USPS for the provision of domestic air transportation services to the USPS for Priority and Express Mail. The new agreement begins on October 1, 2013 and runs through September 2020. We also provide transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (GXG) under a separate agreement.

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

We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2013 was based on the average spot price for jet fuel published for April 2013. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and our trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2013 — 12%; 2012 — 14%; and 2011 — 10%. These percentages include certain fuel surcharge reductions that are associated with our annual base rate increases.

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

FedEx Office offers retail access to our shipping services at all of its U.S. and Canadian retail locations. We also have alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks.

Fuel Supplies and Costs

During 2013, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”

The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Total Revenues
2013	$3,683	14.0%
2012	3,867	15.0
2011	3,178	13.2
2010	2,342	11.0
2009	2,932	13.2

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

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2013, we employed approximately 112,000 permanent full-time and 48,700 permanent part-time employees, of which approximately 14% are employed in the Memphis area. Our international employees in the aggregate represent approximately 37% of all employees.

Our pilots, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. This agreement became amendable in March 2013, and the parties are currently in negotiations.

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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including us, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In December 2012, the FAA reaffirmed the exclusion of us from the new rule. It is reasonably possible, however, that future security or flight safety requirements could impose material costs on us.

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

International. Our international authority permits us to carry cargo and mail from points in our U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad. The right of a United States carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair our ability to operate our air network in the most efficient manner. Additionally, global air cargo carriers, such as us, are subject to current and potential additional aviation security regulation by foreign governments.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all of our flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Because the European Union ETS is being contested by many countries on a number of fronts, and the effective date for parts of the ETS has been delayed until next year, the future impact on us is unclear. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act. We have comprehensive export controls and economic sanctions programs designed to ensure compliance with United States and other applicable export laws, rules and regulations. As part of our ongoing efforts to monitor the effectiveness of our international trade compliance programs, we recently identified the shipments described below, which occurred during 2013.

During 2013, a Dubai-based package consolidator tendered approximately 32,000 shipments to us for handling, including 16 separate shipments for delivery to branches of Mir Business Bank in Russia and branches of Bank Melli in Azerbaijan, Iraq and Germany. Both banks are identified on the list of Specially Designated Nationals maintained by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”). Each of these shipments contained only documents. The aggregate revenue for these shipments was $212. There was no profit associated with these shipments.

This consolidator also tendered six separate shipments to us for delivery to Iranian embassies and a consulate in Germany, Malaysia, Australia, Thailand and Argentina. These shipments contained documents, books, magazines, CDs, toys, nuts and/or candy. The aggregate revenue for these shipments was $218. There was no profit associated with these shipments.

The tendering of these shipments to us violated the terms of the written agreements between us and this consolidator.

Our handling of these shipments was inadvertent and not in accordance with our internal policies and procedures. Promptly upon learning of these shipments, we canceled our agreements with the consolidator described above and certain other Dubai-based package consolidators and discontinued certain services in Dubai. We have implemented enhanced controls, procedures and other measures in connection with our international trade compliance programs that are designed to prevent these activities from recurring.

Our investigation into past shipments tendered by Dubai-based consolidators is ongoing. We have made initial voluntary disclosures to OFAC and will supplement these disclosures as our investigation is completed. We intend to fully cooperate with OFAC regarding these matters.

ITEM 1A.	RISK FACTORS

We present information about our risk factors on pages 33 through 37 of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2013, our aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)(1)

Boeing B777F	23	0	23		233,300
Boeing MD11	38	26	64		192,600
Boeing MD10-30	13	4	17		175,900
Boeing MD10-10	47	0	47		137,500
Airbus A300-600	35	36	71		106,600
Airbus A310-200/300	30	0	30		83,170
Boeing B757-200	89	0	89	(2)	63,000
Boeing B727-200	14	0	14		59,300
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	245	0	245		2,830

Total	581	66	647

(1)	Maximum gross structural payload includes revenue payload and container weight.

(2)	Includes 16 aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

•

The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s and B727s.

•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.

•	The B727s are three-engine, narrow-bodied aircraft configured for cargo service. The B727 fleet was retired in June 2013.

•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support our operations in areas where demand does not justify use of a larger aircraft.

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

At May 31, 2013, we operated approximately 54,100 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2013, with the year of expected delivery:

	B757	B767F(1)	B777F(2)	Total

2014	13	4	2	19
2015	—	12	—	12
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	13	50	20	83

(1)	As of May 31, 2013, our obligation to purchase four of these aircraft was conditioned upon there being no event that causes us or our employees to not be covered by the RLA.
(2)	As of May 31, 2013, our obligation to purchase nine of these aircraft was conditioned upon there being no event that causes us or our employees to not be covered by the RLA.

As of May 31, 2013, deposits and progress payments of $414 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 14 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2013, we operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year

National
Memphis, Tennessee	784	3,514,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2017/2028 (5)

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	320,000	54,000	City of Oakland	2031

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028 (6)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025 (7)

International
Anchorage, Alaska (2)	64	332,000	25,000	Alaska Department of Transportation and Public Facilities	2023

Paris, France (3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	882,000	64,000	Guangdong Airport Management Corp.	2029

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2017, and lease for additional buildings expires in 2028.

(6)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(7)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

Administrative and Other Properties and Facilities

Our World Headquarters is located in southeastern Shelby County, Tennessee. We own our headquarters campus, which comprises nine separate buildings with approximately 1.3 million square feet of space. We also lease 39 facilities in the Memphis area for administrative offices and warehouses. We and FedEx Services lease state-of-the-art technology centers in Collierville, Tennessee, Irving, Texas, Colorado Springs, Colorado, and Orlando, Florida. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

We own or lease 645 facilities for city station operations in the United States. In addition, 560 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2013, we had approximately 38,500 Drop Boxes. We also have approximately 12,900 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, we had approximately 4,850 drop-off locations.

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

Management’s discussion and analysis of results of operations and financial condition is presented on pages 23 through 37 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 70 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2013 thereon, are presented on pages 40 through 69 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 38 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 39 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the fees Ernst & Young LLP billed FedEx for services provided during 2013 and 2012, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2013	2012

Audit fees	$9,363	$8,594
Audit-related fees	607	601
Tax fees	562	327
All other fees	3	3

Total	$10,535	$9,525

•

Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•

Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2013 and 2012 include fees for benefit plan audits and international accounting and reporting compliance.

•

Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $192,000 in 2013 and $120,000 in 2012.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2013 and 2012 include fees for online technical resources.

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

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2013 thereon, are listed on page 22 and presented on pages 40 through 69 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 15, 2013 thereon, is presented on pages 71 through 72 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-8 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Dated: July 15, 2013	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2013

/s/ CATHY D. ROSS Cathy D. Ross	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	July 15, 2013

/s/ J. RICK BATEMAN J. Rick Bateman	Vice President and Worldwide Controller (Principal Accounting Officer)	July 15, 2013

/s/ FREDERICK W. SMITH * Frederick W. Smith	Chairman of the Board of Directors	July 15, 2013

/s/ ROBERT B. CARTER * Robert B. Carter	Director	July 15, 2013

/s/ MICHAEL L. DUCKER * Michael L. Ducker	Executive Vice President and Chief Operating Officer and Director	July 15, 2013

/s/ T. MICHAEL GLENN * T. Michael Glenn	Director	July 15, 2013

Signature	Capacity	Date

/s/ ALAN B. GRAF, JR. * Alan B. Graf, Jr.	Director	July 15, 2013

/s/ JAMES R. PARKER * James R. Parker	Executive Vice President of Air Operations and Director	July 15, 2013

/s/ CHRISTINE P. RICHARDS * Christine P. Richards	Director	July 15, 2013

*By:	/s/ J. RICK BATEMAN
	J. Rick Bateman Attorney-in-Fact	July 15, 2013

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2013 results compared to 2012, and 2012 results compared to 2011. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2014. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2013 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2013 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the years ended May 31:

				Percent Change
	2013	2012	2011	2013/2012		2012/2011
Revenues:
Package:
U.S. overnight box	$6,513	$6,546	$6,128	(1)		7
U.S. overnight envelope	1,705	1,747	1,736	(2)		1
U.S. deferred	3,020	3,001	2,805	1		7

Total U.S. domestic package revenue	11,238	11,294	10,669	—		6
International priority	6,586	6,849	6,760	(4)		1
International economy	2,046	1,859	1,468	10		27

Total international export package revenue	8,632	8,708	8,228	(1)		6
International domestic(1)	1,398	853	653	64		31

Total package revenue	21,268	20,855	19,550	2		7
Freight:
U.S.	2,562	2,498	2,188	3		14
International priority	1,678	1,827	1,722	(8)		6
International airfreight	276	307	283	(10)		8

Total freight revenue	4,516	4,632	4,193	(3)		10
Other	409	279	247	47		13

Total revenues	26,193	25,766	23,990	2		7
Operating expenses:
Salaries and employee benefits	9,730	9,365	8,919	4		5
Purchased transportation	1,649	1,357	1,243	22		9
Rentals and landing fees	1,659	1,657	1,650	—		—
Depreciation and amortization	1,338	1,157	1,048	16		10
Fuel	4,129	4,304	3,553	(4)		21
Maintenance and repairs	1,239	1,327	1,348	(7)		(2)
Business realignment, impairment and other charges(2)	243	134	—	NM		NM
Intercompany charges(3)	2,344	2,163	2,015	8		7
Other(4)	3,308	3,054	3,008	8		2

Total operating expenses	25,639	24,518	22,784	5		8

Operating income	$554	$1,248	$1,206	(56)		3

Operating margin(5)	2.1%	4.8%	5.0%	(270	)bp	(20	)bp

Other income (expense):
Interest, net	42	34	10	24		240
Other, net	(88)	(45)	(76)	96		(41)

	(46)	(11)	(66)	NM		(83)

Income before income taxes	508	1,237	1,140	(59)		9

Provision for income taxes	178	429	409	(59)		5

Net income	$330	$808	$731	(59)		11

	Percent of Revenue
	2013	2012	2011
Operating expenses:
Salaries and employee benefits	37.2%	36.3%	37.2%
Purchased transportation	6.3	5.3	5.2
Rentals and landing fees	6.3	6.4	6.9
Depreciation and amortization	5.1	4.5	4.4
Fuel	15.8	16.7	14.8
Maintenance and repairs	4.7	5.2	5.6
Business realignment, impairment and other charges(2)	0.9	0.5	—
Intercompany charges(3)	9.0	8.4	8.4
Other(4)	12.6	11.9	12.5

Total operating expenses	97.9	95.2	95.0

Operating margin(5)	2.1%	4.8%	5.0%

(1)

International domestic revenues include our international intra-country express operations including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)

2013 includes $143 million of predominantly severance costs associated with our voluntary buyout program and a $100 million impairment charge resulting from the decision to retire 10 aircraft and related engines. 2012 represents impairment charges resulting from the decision to retire 24 aircraft and related engines.

(3)	Includes allocations of $258 million in 2013 for business realignment costs.

(4)	Includes the 2012 reversal of a $66 million legal reserve that was initially recorded in 2011.

(5)

The direct and indirect charges described in notes (2) and (3) above reduced 2013 operating margin by 190 basis points. The charges and credit described in notes (2) and (4) above reduced 2012 operating margin by 30 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2013	2012	2011	2013/2012	2012/2011
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,134	1,146	1,184	(1)	(3)
U.S. overnight envelope	574	586	627	(2)	(7)
U.S. deferred	835	845	873	(1)	(3)

Total U.S. domestic ADV	2,543	2,577	2,684	(1)	(4)
International priority	421	421	459	—	(8)
International economy	155	138	116	12	19

Total international export ADV	576	559	575	3	(3)
International domestic(1)	785	495	348	59	42

Total ADV	3,904	3,631	3,607	8	1

Revenue per package (yield):
U.S. overnight box	$22.52	$22.31	$20.29	1	10
U.S. overnight envelope	11.66	11.65	10.86	—	7
U.S. deferred	14.18	13.87	12.60	2	10
U.S. domestic composite	17.33	17.12	15.59	1	10
International priority	61.28	63.47	57.68	(3)	10
International economy	51.77	52.77	49.76	(2)	6
International export composite	58.72	60.83	56.08	(3)	8
International domestic(1)	6.99	6.74	7.38	4	(9)
Composite package yield	21.36	22.44	21.25	(5)	6
Freight Statistics
Average daily freight pounds:
U.S.	7,612	7,487	7,340	2	2
International priority	3,048	3,303	3,184	(8)	4
International airfreight	1,066	1,171	1,235	(9)	(5)

Total average daily freight pounds	11,726	11,961	11,759	(2)	2

Revenue per pound (yield):
U.S.	$1.32	$1.30	$1.17	2	11
International priority	2.16	2.16	2.12	—	2
International airfreight	1.01	1.02	0.90	(1)	13
Composite freight yield	1.51	1.51	1.40	—	8

(1)

International domestic statistics include our international intra-country express operations, including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012), and Brazil (July 2012).

Revenues

Our revenues increased 2% in 2013 primarily due to the impact of new business acquisitions. Core revenue growth was constrained by global economic conditions as revenue growth from higher international export volume was offset by decreased yields due to shifts in demand from our priority international services to our economy international services and lower rates. In 2013, international domestic revenues increased 64% due to recent acquisitions in Brazil, France and Poland. International export revenues were down in 2013 as revenue per package decreased 3% due to the demand shift to our lower-yielding economy services as well as lower rates, while volume increased 3% driven by our economy services. A decrease in U.S. domestic package volumes more than offset an increase in U.S. domestic package yield, resulting in slightly lower U.S. domestic package revenues in 2013. Total average daily freight pounds decreased 2% in 2013 due to weakness in economic global conditions.

Our revenues increased 7% in 2012 primarily due to an increase in U.S. domestic and international export package yields, partially offset by decreases in U.S. domestic and international export package volumes. In 2012, U.S. domestic package yields increased 10% due to higher fuel surcharges and increased rate per pound. International export package yields increased 8% in 2012 due to higher fuel surcharges, increased package weights and increased rate per pound. Continued softness in the global economy resulted in decreased demand for our U.S. domestic and international export package services in 2012. International export revenue growth was negatively impacted by a lower-yielding mix of services, consisting of growth in deferred services and declines in premium services.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2013	2012	2011
U.S. Domestic and Outbound Fuel Surcharge:
Low	10.00%	11.50%	7.00%
High	14.50	16.50	15.50
Weighted-average	11.84	14.23	9.77

International Fuel Surcharges:
Low	12.00	13.50	7.00
High	20.50	23.00	21.00
Weighted-average	17.02	17.45	12.36

In both January 2013 and 2012, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Business Realignment, Impairment and Other Charges

During 2013, FedEx announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services that include the following:

•

Cost reductions in selling, general and administrative functions, through headcount reductions, streamlining of processes and elimination of less essential work, as well as deriving greater value from strategic sourcing

•	Modernization of our aircraft fleet, transformation of our U.S. domestic operations and international profit improvements

•	Improved efficiencies and lower costs of information technology at FedEx Services

During 2013, FedEx conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. This program was completed in the fourth quarter. Eligible employees are scheduled to vacate positions in phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Costs of the benefits provided under the voluntary program were recognized as special termination benefits in the period that eligible employees accepted their offers.

We incurred costs of $401 million during 2013 associated with the FedEx business realignment activities, both directly and through intercompany allocations primarily from FedEx Services. These costs related primarily to severance for employees who accepted voluntary buyouts in the third and fourth quarters of 2013. Payments will be made at the time of departure. The direct costs of the buyout program are included in the caption “Business realignment, impairment and other charges” while the allocated costs are included in the caption “Intercompany charges” in our consolidated statements of income. Also included in those captions are other external costs directly attributable to our business realignment activities, such as professional fees.

In addition, actions in 2012 related to fleet modernization resulted in accelerated depreciation of $69 million in 2013 included in the caption “Depreciation and amortization” in our consolidated statements of income as we shortened the lives of certain aircraft.

In May 2013, we made the decision to retire from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines, and five Boeing MD10-10 aircraft and 15 related engines. As a consequence of this decision, a noncash impairment charge of $100 million was recorded in the fourth quarter. The decision to retire these aircraft, which were temporarily idled and not in revenue service, will align with our plans to modernize our aircraft fleet and improve our global network.

In May 2012, we retired from service 24 aircraft and related engines, the majority of which were temporarily idled and not in revenue service. As a consequence of this decision, a noncash impairment charge of $134 million was recorded in the fourth quarter of 2012.

Operating Income

Our operating results were negatively impacted by $401 million of costs associated with our business realignment program, both directly and through intercompany allocations. Additionally, results for 2013 were negatively impacted by a $100 million impairment charge as a result of the decision to retire 10 aircraft and related engines from service. We incurred $69 million in year-over-year incremental depreciation costs in 2013 due to the decision in 2012 to accelerate the retirement of certain aircraft. Operating income and operating margin also decreased in 2013 due to the demand shift toward lower-yielding international services. Operating comparisons were also impacted by an aircraft impairment charge in 2012 and a legal reserve accrual reversal as discussed below.

Salaries and benefits increased 4% in 2013 due to recent acquisitions and higher pension costs, partially offset by lower incentive compensation accruals. Purchased transportation costs increased 22% in 2013 due to recent business acquisitions. Other operating expenses increased 8% due to the impact of recent business acquisitions and the negative year-over-year comparison of the legal reserve accrual reversal in 2012. Depreciation and amortization expense increased 16% in 2013 as a result of aircraft recently placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Our aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, we have retired older, less efficient aircraft prior to required periodic maintenance events and have introduced newly manufactured aircraft into the fleet. As a result, a decrease in maintenance and repairs costs was experienced in 2013 and 2012.

Fuel costs decreased 4% in 2013 due to lower jet fuel prices and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a slightly positive impact in 2013. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Our operating income increased 3% in 2012 primarily due to the benefit from the timing lag that exists between when fuel prices change and when indexed fuel surcharges automatically adjust and U.S. domestic and international export package yield improvements. Our results reflect the impact of two one-time items in 2012. Our results for 2012 were negatively impacted by $134 million as a result of our decision to retire from service 24 aircraft and related engines (see “Business Realignment, Impairment and Other Charges” above). Our 2012 operating results were favorably impacted by the reversal of a legal reserve of $66 million that was initially recorded in 2011. Our results also benefited from a milder winter compared to the negative impact of unusually severe winter weather in 2011.

Salaries and employee benefits increased 5% in 2012 due to higher incentive compensation accruals and the full reinstatement of 401(k) company-matching contributions effective January 1, 2011. Purchased transportation costs increased 9% in 2012 due to business acquisitions in India and Mexico and higher utilization of third-party transportation providers, primarily in Europe. Intercompany charges increased 7% in 2012 due to higher allocated variable incentive compensation expenses.

Fuel costs increased 21% in 2012 due to increases in the average price per gallon of fuel. Fuel usage in 2012 was down slightly.

Other Income and Expense and Income Taxes

Other expense increased in 2013 primarily driven by foreign currency translation due to global currency volatility and higher management fees from FedEx. Net interest income increased during 2012 primarily due to an increase in capitalized interest related to progress payments on aircraft purchases. Other expense decreased in 2012 primarily due to foreign currency gains and lower management fees from FedEx.

Our effective tax rate was 35.0% in 2013, 34.6% in 2012 and 35.9% in 2011. Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service audit of our 2007-2009 consolidated income tax returns. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 6.0% benefit to our 2013 effective tax rate. Our total permanently reinvested foreign earnings were $1.3 billion at the end of 2013 and $985 million at the end of 2012.

Our current federal income tax expenses in 2013, 2012 and 2011 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation accelerated into an earlier year is foregone in later years. Our 2013 current provision for federal income taxes was, therefore, higher than in 2012 and 2011.

The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2013	2012	2011
Current	$(123)	$(510)	$(227)
Deferred	180	753	447

Total Federal Provision	$57	$243	$220

For 2014, we expect our effective tax rate to be between 36.5% and 37.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. We also expect our current federal income tax expense will increase in 2014 due to lower accelerated depreciation benefits than in prior years.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and global tax profile can be found in Note 9 of the accompanying consolidated financial statements.

Business Acquisitions

During 2013, we expanded our international service offerings by completing the following business acquisitions:

•	Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million in cash from operations on July 4, 2012

•	TATEX, a French express transportation company, for $55 million in cash from operations on July 3, 2012

•	Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million in cash from operations on June 13, 2012

These acquisitions give us more robust transportation networks within these countries and added capabilities in these important international markets. See Note 3 of the accompanying consolidated financial statements for further discussion of these acquisitions.

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations on July 25, 2011. In 2011, we completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash from operations on February 22, 2011.

The financial results of these acquired businesses are included in our results from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented. Substantially all of the purchase price was allocated to goodwill.

On June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. The acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2014 results.

Outlook

We expect revenues and earnings to increase during 2014 due to slight growth in our international package and international domestic services. In addition, we expect operating income to improve through ongoing execution of our profit improvement programs including improving yields, adjusting network capacity and reducing structural costs. However, the demand shift from our priority international services to our economy international services will continue to constrain earnings growth in 2014. Base yields on priority international services continue to weaken based on our customers’ accelerating preference for our lower-yielding services. Given the persistence of this trend, we will continue evaluating further actions to adjust our network capacity and shift lower yielding services into lower cost delivery networks.

Capital expenditures are expected to increase in 2014 driven by an increase in aircraft investment. We will continue to modernize our aircraft fleet during 2014 by adding newer aircraft that are more reliable, fuel-efficient and technologically advanced, and retiring older, less-efficient aircraft. Due to the accelerated retirement of certain aircraft and related engines to aid in modernizing our fleet and improving our global network, we expect an additional $74 million in year-over-year depreciation expense in 2014.

In April 2013, we were selected as the sole awardee of the recent U.S. Postal Service air cargo solicitation, representing the majority of the United States Postal Service’s (“USPS”) air linehaul traffic. This new seven year agreement begins on October 1, 2013. The agreement provides reduced rates for the USPS versus the prior agreement and offers the opportunity for incremental revenue.

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

Contractual Cash Obligations

Our expected capital expenditures for 2014 include $1.4 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries. We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter (“B767F”) and Boeing 757 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2013, we entered into an agreement to purchase 14 additional B757 aircraft, the delivery of which began in 2013 and will continue through 2014. The agreement provides the option to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions. In addition, we entered into agreements to purchase an additional 23 B767F aircraft, the delivery of which will occur between 2014 and 2019. The delivery of two firm B777F aircraft orders were also deferred from 2015 to 2016.

Effective as of June 14, 2013, we entered into a supplemental agreement to purchase 13 of the 16 B757 option aircraft noted above. Delivery of the aircraft will occur during 2014 and 2015.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three years ending May 31, 2013 and by including expanded accumulated other comprehensive income disclosure requirements in the notes to our consolidated financial statements. In addition on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

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

In May 2013, the FASB issued a revised exposure draft outlining proposed changes to the accounting for leases. Under the revised exposure draft, the recognition, measurement and presentation of expenses and cash flows arising from a lease would depend primarily on whether the lessee is expected to consume more than an insignificant portion of the economic benefits embedded in the underlying asset. A right-of-use asset and a liability to make lease payments will be recognized on the balance sheet for all leases (except short-term leases). The enactment of this proposal will have a significant impact on our accounting and financial reporting. The FASB has not yet proposed an effective date of this proposal.

We believe that no other new accounting guidance was adopted or issued during 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

RISK FACTORS

Our financial and operating results are subject to many risks and uncertainties, as described below.

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy and the typically more volatile economies of emerging markets. In 2013, slower than expected economic growth resulted in a continued customer preference for slower, less costly shipping services, which had a negative impact on our profitability.

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

Our transportation business is impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding services to our lower-yielding services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation network.

Our business is capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other assets to support our network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, in the fourth quarter of 2013, we made a decision to retire from service certain aircraft and excess aircraft engines and thus recorded a noncash impairment charge of $100 million.

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

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in 2013, we made strategic acquisitions in Poland, France and Brazil. While we expect these and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

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

Failure to execute on our business realignment program will cause our future financial results to suffer. In 2013, we announced profit improvement programs that include cost reductions, modernization of our aircraft fleet, transformation of our U.S. domestic operations and international profit improvements. To this end, during 2013, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. Additionally, we announced in May 2013 our decision to retire from service 10 aircraft and related engines, as well as to shorten the depreciable lives of an additional 76 aircraft and related engines, in an effort to modernize our aircraft fleet and improve our global network. We will continue to work towards the plan of annual profitability improvement of $1.6 billion by the end of 2016, but if we are not able to reach this goal in the face of challenging economic conditions, our future financial results may suffer.

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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all our flights to and from any airport in any member state of the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Because the European Union ETS is being contested by many countries on a number of fronts, and the effective date for parts of the ETS has been delayed until next year, the future impact on us is unclear. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

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

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound, which can affect our sales levels and foreign currency sales prices;

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook” and the “Retirement Plans” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in FedEx’s press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2013.

The effectiveness of our internal control over financial reporting as of May 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in owner’s equity and cash flows for each of the three years in the period ended May 31, 2013 of Federal Express Corporation and our report dated July 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in owner’s equity and cash flows for each of the three years in the period ended May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2013

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$769	$712
Receivables, less allowances of $84 and $87	1,595	1,660
Spare parts, supplies and fuel, less allowances of $204 and $183	385	370
Deferred income taxes	359	329
Due from parent company and other FedEx subsidiaries	430	428
Prepaid expenses and other	94	94

Total current assets	3,632	3,593

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	14,716	14,361
Package handling and ground support equipment	2,713	2,551
Vehicles	2,173	1,938
Computer and electronic equipment	832	736
Facilities and other	3,950	3,792

	24,384	23,378
Less accumulated depreciation and amortization	11,538	11,509

Net property and equipment	12,846	11,869

OTHER LONG-TERM ASSETS
Goodwill	1,526	1,155
Other assets	959	1,110

Total other long-term assets	2,485	2,265

	$18,963	$17,727

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2013	2012
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—	$416
Accrued salaries and employee benefits	990	991
Accounts payable	1,270	1,131
Accrued expenses	972	954
Due to other FedEx subsidiaries	1,064	153

Total current liabilities	4,296	3,645

LONG-TERM DEBT, LESS CURRENT PORTION	240	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,833	2,637
Pension, postretirement healthcare and other benefit obligations	1,120	1,052
Self-insurance accruals	650	643
Deferred lease obligations	683	695
Deferred gains, principally related to aircraft transactions	223	249
Other liabilities	100	113

Total other long-term liabilities	5,609	5,389

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,246	7,916
Accumulated other comprehensive loss	(36)	(70)

Total owner’s equity	8,818	8,454

	$18,963	$17,727

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS)

	Years ended May 31,
	2013	2012	2011

REVENUES	$26,193	$25,766	$23,990

OPERATING EXPENSES:
Salaries and employee benefits	9,730	9,365	8,919
Purchased transportation	1,649	1,357	1,243
Rentals and landing fees	1,659	1,657	1,650
Depreciation and amortization	1,338	1,157	1,048
Fuel	4,129	4,304	3,553
Maintenance and repairs	1,239	1,327	1,348
Business realignment, impairment and other charges	243	134	—
Intercompany charges	2,344	2,163	2,015
Other	3,308	3,054	3,008

	25,639	24,518	22,784

OPERATING INCOME	554	1,248	1,206

OTHER INCOME (EXPENSE):
Interest income	42	34	10
Other, net	(88)	(45)	(76)

	(46)	(11)	(66)

INCOME BEFORE INCOME TAXES	508	1,237	1,140

PROVISION FOR INCOME TAXES	178	429	409

NET INCOME	$330	$808	$731

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2013	2012	2011

NET INCOME	$330	$808	$731

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $13 and $22 in 2013 and 2012 and tax expense of $24 in 2011	36	(84)	120
Amortization of unrealized pension actuarial gains/losses and other, net of tax benefit of $14, $42, and $6	(2)	(104)	(7)

	34	(188)	113

COMPREHENSIVE INCOME	$364	$620	$844

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2013	2012	2011
Operating Activities:
Net income	$330	$808	$731
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,338	1,157	1,048
Provision for uncollectible accounts	135	117	117
Deferred income taxes and other noncash items	128	734	425
Business realignment, impairment and other charges	174	134	—
Changes in assets and liabilities:
Receivables	(12)	(194)	(138)
Other current assets	44	152	174
Accounts payable and other liabilities	845	16	270
Other, net	3	(5)	(6)

Cash provided by operating activities	2,985	2,919	2,621

Investing Activities:
Capital expenditures	(2,055)	(2,680)	(2,453)
Proceeds from asset dispositions and other	25	11	16
Business acquisitions, net of cash acquired	(483)	(116)	(96)

Cash used in investing activities	(2,513)	(2,785)	(2,533)

Financing Activities:
Principal payments on debt	(417)	(29)	(12)

Cash used in financing activities	(417)	(29)	(12)

Effect of exchange rate changes on cash	2	(19)	38

Net increase in cash and cash equivalents	57	86	114
Cash and cash equivalents at beginning of period	712	626	512

Cash and cash equivalents at end of period	$769	$712	$626

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity

Balance at May 31, 2010	$—	$608	$6,376	$5	$6,989

Net income	—	—	731	—	731
Other comprehensive gain, net of tax of $18	—	—	—	113	113

Balance at May 31, 2011	—	608	7,107	118	7,833

Net income	—	—	808	—	808
Other comprehensive loss, net of tax of $64	—	—	—	(188)	(188)
Transfer from other FedEx subsidiaries	—	—	1	—	1

Balance at May 31, 2012	—	608	7,916	(70)	8,454

Net income	—	—	330	—	330
Other comprehensive gain, net of tax of $27	—	—	—	34	34

Balance at May 31, 2013	$—	$608	$8,246	$(36)	$8,818

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2013 or ended May 31 of the year referenced.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of FedEx Express and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

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

ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FedEx TechConnect records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at May 31, 2013 and $1.4 billion at May 31, 2012. See Note 16 for further discussion of this arrangement.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $109 million in 2013, $102 million in 2012 and $92 million in 2011. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change. Supplies are reported at standard cost and fuel is reported at weighted average cost.

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

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2013	2012
Wide-body aircraft and related equipment	15 to 30 years	$7,191	$7,161
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,284	1,881
Package handling and ground support equipment	5 to 30 years	676	598
Vehicles	3 to 12 years	798	558
Computer and electronic equipment	3 to 10 years	224	189
Facilities and other	2 to 30 years	1,673	1,482

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values as it did in 2013 and 2012 with certain aircraft. In May 2013, we made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In May 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we expect an additional $74 million in year-over-year depreciation expense in 2014.

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.3 billion in 2013, $1.2 billion in 2012 and $1.0 billion in 2011. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $43 million in 2013, $80 million in 2012 and $61 million in 2011.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. Factors which could cause impairment include, but are not limited to, adverse changes in our global economic outlook and the impact of our outlook on our current and projected volume levels, including lower capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. We currently have one aircraft temporarily idled. This aircraft has been idled for 15 months and is expected to return to revenue service.

In May 2013, we made the decision to retire from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines to align with our plans to modernize our aircraft fleet and improve our global network. As a consequence of this decision, a noncash impairment charge of $100 million was recorded in the fourth quarter. All of these aircraft were temporarily idled and not in revenue service.

In May 2012, we made the decision to retire from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million was recorded in the fourth quarter. The decision to retire these aircraft, the majority of which were temporarily idled and not in revenue service, better aligns our U.S. domestic air network capacity to match current and anticipated shipment volumes.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired entity. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of our company is less than its carrying amount. If the qualitative assessment is not conclusive, we would proceed to a two-step process to test goodwill for impairment including comparing the fair value with its carrying value (including attributable goodwill). Fair value is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter, and at May 31, 2013 we do not believe that our goodwill is at risk.

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

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.

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

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Accruals are primarily based on the actuarially estimated, undiscounted cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $36 million in 2013, $33 million in 2012 and $29 million in 2011.

BUSINESS REALIGNMENT COSTS. During 2013, FedEx announced profit improvement programs including reducing our selling, general and administrative cost functions through a voluntary employee separation program.

During 2013, FedEx conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The voluntary buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. This program was completed in the fourth quarter. Eligible employees are scheduled to vacate positions in phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Costs of the benefits provided under the voluntary program were recognized as special termination benefits in the period that eligible employees accepted their offers.

We incurred costs of $401 million during 2013 associated with our business realignment activities, both directly and through intercompany allocations primarily from FedEx Services. These costs related primarily to severance for employees who accepted voluntary buyouts in the third and fourth quarters of 2013. Payments will be made at the time of departure. The direct costs of the buyout program are included in the caption “Business realignment, impairment and other charges” while the allocated costs are included in the caption “Intercompany charges” in our consolidated statements of income. Also included in those captions are other external costs directly attributable to our business realignment activities, such as professional fees.

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

On June 1, 2012, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. We have adopted this guidance by including a separate statement of comprehensive income for the three years ending May 31, 2013 and by including expanded accumulated other comprehensive income disclosure requirements in the notes to our consolidated financial statements. In addition on June 1, 2012, we adopted the FASB’s amendments to the fair value measurements and disclosure requirements, which expanded existing disclosure requirements regarding the fair value of our long-term debt.

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

In May 2013, the FASB issued a revised exposure draft outlining proposed changes to the accounting for leases. Under the revised exposure draft, the recognition, measurement and presentation of expenses and cash flows arising from a lease would depend primarily on whether the lessee is expected to consume more than an insignificant portion of the economic benefits embedded in the underlying asset. A right-of-use asset and a liability to make lease payments will be recognized on the balance sheet for all leases (except short-term leases). The enactment of this proposal will have a significant impact on our accounting and financial reporting. The FASB has not yet proposed an effective date of this proposal.

We believe that no other new accounting guidance was adopted or issued during 2013 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

During 2013, we expanded our international service offerings by completing the following business acquisitions:

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

The estimated fair values of the assets and liabilities related to these acquisitions have been included in the accompanying consolidated balance sheet based on an allocation of the purchase prices (summarized in the table below in millions).

Current assets	$145
Property and equipment	91
Goodwill	351
Intangible assets	60
Other non-current assets	70
Current liabilities	(174)
Long-term liabilities	(36)

Total purchase price	$507

The goodwill of $351 million is primarily attributable to expected benefits from synergies of the combinations with our existing business and other acquired entities. The portion of the purchase price allocated to goodwill is not deductible for U.S. income tax purposes. The intangible assets acquired consist primarily of customer-related intangible assets, which will be amortized on an accelerated basis over their average estimated useful lives of nine years, with the majority of the amortization recognized during the first five years.

On June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. The acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2014 results.

During 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million in cash from operations on July 25, 2011. In 2011, we completed the acquisition of the Indian logistics, distribution and express businesses of AFL Pvt. Ltd. and its affiliate Unifreight India Pvt. Ltd. for $96 million in cash on February 22, 2011. The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations or financial condition and therefore, pro forma financial information has not been presented. Substantially all of the purchase price was allocated to goodwill.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill and changes therein are as follows (in millions):

Balance as of May 31, 2011	$1,085

Goodwill acquired(1)	104
Purchase adjustments and other(2)	(34)

Balance as of May 31, 2012	1,155

Goodwill acquired(3)	351
Purchase adjustments and other(2)	20

Balance as of May 31, 2013(4)	$1,526

(1)	Goodwill acquired in 2012 relates to the acquisition of the Mexican domestic package delivery company, Multipak. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments.

(3)	Goodwill acquired in 2013 relates to the acquisitions of transportation companies in Poland, France and Brazil. See Note 3 for related disclosures.

(4)	We do not have any accumulated impairment losses associated with our goodwill.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $63 million at May 31, 2013 and $19 million at May 31, 2012. Amortization expense for intangible assets was $22 million in 2013, $11 million in 2012 and $4 million in 2011. Estimated amortization expense is expected to be immaterial in 2014 and beyond.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions were as follows (in millions):

	May 31,
	2013	2012

Accrued Salaries and Employee Benefits
Salaries	$216	$179
Employee benefits, including variable compensation	298	368
Compensated absences	476	444

	$990	$991

Accrued Expenses
Self-insurance accruals	$313	$308
Taxes other than income taxes	266	285
Other	393	361

	$972	$954

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2013, are as follows (in millions):

	May 31,
	2013	2012
Senior unsecured debt
Interest rate of 9.65%, due in 2013	$—	$300
Interest rate of 7.60%, due in 2098	239	239

	239	539
Capital lease obligations	1	116

	240	655
Less current portion	—	416

	$240	$239

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had estimated fair values of $344 million at May 31, 2013 and $708 million at May 31, 2012. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2013 of $347 million issued on our behalf by FedEx and $377 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2040. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2013 and 10% of our total aircraft fleet under capital and operating leases as of May 31, 2012. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2013	2012	2011

Minimum rentals	$1,287	$1,279	$1,273
Contingent rentals(1)	123	133	145

	$1,410	$1,412	$1,418

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2013 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2014	$462	$733	$1,195
2015	448	694	1,142
2016	453	560	1,013
2017	391	751	1,142
2018	326	444	770
Thereafter	824	3,916	4,740

Total	$2,904	$7,098	$10,002

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2013. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2013 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.

We are the lessee in a series of operating leases covering a portion of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are not the primary beneficiary of the leasing entities as the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. As such, we are not required to consolidate these entities as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments shown above.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in accumulated other comprehensive income (loss), net of tax, reported in our financial statements (in millions):

	Foreign currency translation adjustment	Retirement plans adjustments	Accumulated other comprehensive income (loss)
Balance at May 31, 2010	$18	$(13)	$5
Other comprehensive gain (loss)	120	(7)	113

Balance at May 31, 2011	138	(20)	118
Other comprehensive gain (loss)	(84)	(104)	(188)

Balance at May 31, 2012	54	(124)	(70)
Other comprehensive gain (loss)	36	(2)	34

Balance at May 31, 2013	$90	$(126)	$(36)

NOTE 9: INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2013	2012	2011
Current provision (benefit)
Domestic:
Federal	$(123)	$(510)	$(227)
State and local	(6)	6	(1)
Foreign	159	174	193

	30	(330)	(35)

Deferred provision (benefit)
Domestic:
Federal	180	753	447
State and local	9	6	6
Foreign	(41)	—	(9)

	148	759	444

	$178	$429	$409

Our current federal income tax expenses in 2013, 2012 and 2011 were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for new qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation accelerated into an earlier year is foregone in later years. Our 2013 current provision for federal income taxes was, therefore, higher than in 2012 and 2011.

Pre-tax (loss) earnings of foreign operations for 2013, 2012 and 2011 were $(84) million, $308 million and $452 million, respectively. These amounts represent only a portion of total results associated with international shipments and accordingly, do not represent our international or domestic results of operations.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2013	2012	2011

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Allocation of FedEx Office and Print Services, Inc. operating costs	1.2	1.2	2.0
State and local income taxes, net of federal benefit	0.3	0.7	0.3
Foreign operations	(4.7)	(3.3)	(3.4)
Non-deductible expenses	5.4	2.5	2.7
Other, net	(2.2)	(1.5)	(0.7)

Effective tax rate	35.0%	34.6%	35.9%

Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$154	$2,795	$179	$2,506
Employee benefits	566	10	520	10
Self-insurance accruals	338	—	307	—
Other	165	983	233	1,063
Net operating loss/credit carryforwards	252	—	136	—
Valuation allowances	(161)	—	(104)	—

	$1,314	$3,788	$1,271	$3,579

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2013	2012

Current deferred tax asset	$359	$329
Noncurrent deferred tax liability	(2,833)	(2,637)

	$(2,474)	$(2,308)

We have $840 million of net operating loss carryovers in various foreign jurisdictions and $120 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2014. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.3 billion at the end of 2013 and $985 million at the end of 2012. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2013, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 6.0% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $420 million at the end of 2013 and $410 million at the end of 2012.

As a U.S. airline, we are required by Federal Aviation Administration and other rules to conduct our air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. In the meantime, we are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. We typically use cash generated overseas to fund these investments and have a foreign holding company which manages our investments in several foreign operating companies, including new acquisitions made in 2013 in Poland, France and Brazil.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2013	2012	2011

Balance at beginning of year	$45	$56	$59
Increases for tax positions taken in the current year	1	4	1
Increases for tax positions taken in prior years	3	2	6
Decreases for tax positions taken in prior years	(2)	(30)	(3)
Settlements	(7)	(1)	(7)
Increases due to acquisitions	4	15	—
Decreases from lapse of statute of limitations	(2)	—	—
Changes due to currency translation	2	(1)	—

Balance at end of year	$44	$45	$56

Our liabilities recorded for uncertain tax positions include $41 million at both May 31, 2013 and May 31, 2012 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $27 million on May 31, 2013 and $28 million on May 31, 2012. Total interest and penalties included in our consolidated statements of income are immaterial.

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

NOTE 10: RETIREMENT PLANS

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

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2013	2012	2011
Pension plans sponsored by FedEx	$431	$321	$322
Other U.S. domestic and international pension plans	46	43	45
U.S. domestic and international defined contribution plans	233	220	178
U.S. domestic and international postretirement healthcare plans	62	56	49

	$772	$640	$594

PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index and corporate bond rates. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. Our employees comprise approximately 73% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2013.

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

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2013	2012	2011

Discount rate used to determine benefit obligation	4.79%	4.44%	5.76%
Discount rate used to determine net periodic benefit cost	4.44	5.76	6.37
Rate of increase in future compensation levels used to determine benefit obligation	4.54	4.62	4.58
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.62	4.58	4.63
Expected long-term rate of return on assets	8.00	8.00	8.00

We incurred a net periodic benefit cost of $420 million in 2013 and $308 million in 2012 and 2011, for our participation in the FedEx Plan. Pension costs in 2013 were higher than 2012 due to the negative impact of a significantly lower discount rate at our May 31, 2012 measurement date. Pension costs were flat from 2011 to 2012 as the benefit of significant investment returns on our pension plan assets in 2011 offset the negative impact of a lower discount rate at our May 31, 2011 measurement date.

Information regarding the funded status of the FedEx Plan was as follows (in millions):

	May 31,
	2013	2012
Projected benefit obligation (“PBO”)	$20,922	$20,626
Fair value of plan assets	18,526	16,578

Funded status	$(2,396)	$(4,048)

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 30% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $274 million at May 31, 2013 and $304 million at May 31, 2012 and PBOs aggregating approximately $278 million at May 31, 2013 and $307 million at May 31, 2012 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.

DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan. Pilots are covered under a 401(a) money purchase pension plan, as well as their own 401(k) plan. Expense for our employees under these plans was $233 million in 2013, $220 million in 2012 and $178 million in 2011.

FEDEX EXPRESS SPONSORED RETIREMENT PLANS

PENSION PLANS. We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on both final earnings as well as career average earnings and years of service and are funded in compliance with local laws and practices. Beginning April 6, 2012, the United Kingdom pension plan formula changed for future benefit accruals to a cash balance formula, which is expressed as an amount in a notional account that grows with annual credits based on pay and interest on the notional account balance and is converted to a pension with an insurance company at retirement. Prior benefits were accrued using a traditional pension formula (based on final earnings and years of service). In addition, employees earning benefits under the cash balance design are eligible to contribute into a defined contribution plan where the company matches 200% of the employee’s contribution up to 6%. For the plans sponsored by us, our assets are primarily invested in equities and fixed income securities. Fair value disclosures have not been provided for these international defined benefit pension plans since the assets are primarily managed at an individual country level. The amount of assets in these plans having significant unobservable inputs (Level 3), if any, would be immaterial to our financial statements.

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

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2013 and a statement of the funded status as of May 31, 2013 and 2012 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2013	2012	2013	2012

Accumulated Benefit Obligation (“ABO”)	$627	$555

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$659	$602	$644	$533
Service cost	32	29	33	28
Interest cost	27	27	29	29
Actuarial loss (gain)	71	74	(25)	80
Benefits paid	(20)	(20)	(52)	(50)
Settlements	(1)	(4)	—	—
Amendments	—	(35)	—	—
Participant contributions	3	3	26	24
Other	(8)	(17)	4	—

PBO/APBO at the end of year	$763	$659	$659	$644

Change in Plan Assets
Fair value of plan assets at the beginning of year	$322	$320	$—	$—
Actual return on plan assets	54	(2)	—	—
Company contributions	39	41	26	26
Benefits paid	(20)	(20)	(52)	(50)
Settlements	(1)	(4)	—	—
Other	(8)	(13)	26	24

Fair value of plan assets at the end of year	$386	$322	$—	$—

Funded Status of the Plans	$(377)	$(337)	$(659)	$(644)

Amount Recognized in the Balance Sheet at May 31:
Current pension, postretirement healthcare and other benefit obligations	$(11)	$(9)	$(30)	$(28)
Noncurrent pension, postretirement healthcare and other benefit obligations	(366)	(328)	(629)	(616)

Net amount recognized	$(377)	$(337)	$(659)	$(644)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$207	$185	$(18)	$6
Prior service (credit) cost and other	(27)	(31)	1	2

Total	$180	$154	$(17)	$8

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss (gain)	$10	$10	$—	$—
Prior service (credit) cost and other	(3)	(3)	—	—

Total	$7	$7	$—	$—

The following table presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. At May 31, 2013 and 2012, the fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2013	2012
Pension Benefits
Fair value of plan assets	$386	$322
PBO	(763)	(659)

Net funded status	$(377)	$(337)

	ABO Exceeds the Fair Value of Plan Assets
	2013	2012
Pension Benefits
ABO(1)	$599	$554

Fair value of plan assets	357	320
PBO	(733)	(656)

Net funded status	$(376)	$(336)

(1)	ABO not used in determination of funded status.

In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2013	2012	2011	2013	2012	2011

Service cost	$32	$29	$29	$33	$28	$25
Interest cost	27	27	26	29	29	28
Expected return on plan assets	(21)	(20)	(17)	—	—	—
Recognized actuarial losses (gains) and other	8	7	7	—	(1)	(4)

Net periodic benefit cost	$46	$43	$45	$62	$56	$49

Amounts recognized in OCI were as follows (in millions):

	2013				2012
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Net loss (gain) and other arising during period	$38	$26	$(15)	$(20)	$63	$42	$92	$57
Amortizations:
Actuarial (losses) gains and other	(7)	(4)	—	—	(9)	(6)	—	11

Total recognized in OCI	$31	$22	$(15)	$(20)	$54	$36	$92	$68

The weighted-average actuarial assumptions for the plans sponsored by us were as follows:

	Pension Plans			Postretirement Healthcare Plans
	2013	2012	2011	2013	2012	2011
Discount rate used to determine benefit obligation	3.66%	4.08%	4.79%	4.91%	4.55%	5.67%
Discount rate used to determine net periodic benefit cost	4.08	4.79	4.76	4.55	5.67	6.11
Rate of increase in future compensation levels used to determine benefit obligation	3.30	3.00	4.02	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	3.00	4.02	4.08	—	—	—
Expected long-term rate of return on assets	6.41	6.52	6.45	—	—	—

Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	Pension Plans	Postretirement Healthcare Plans
2014	$21	$31
2015	22	32
2016	23	34
2017	26	35
2018	27	37
2019-2023	169	222

We expect to make pension plan contributions in 2014 approximating $35 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.7% during 2014, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.9% during 2014, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2013 or 2013 benefit expense because the level of these benefits is capped.

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

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2013	2012	2011
Package:
U.S. overnight box	$6,513	$6,546	$6,128
U.S. overnight envelope	1,705	1,747	1,736
U.S. deferred	3,020	3,001	2,805

Total U.S. domestic package revenue	11,238	11,294	10,669
International priority	6,586	6,849	6,760
International economy	2,046	1,859	1,468

Total international export package revenue	8,632	8,708	8,228

International domestic(1)	1,398	853	653

Total package revenue	21,268	20,855	19,550

Freight:
U.S.	2,562	2,498	2,188
International priority	1,678	1,827	1,722
International airfreight	276	307	283

Total freight revenue	4,516	4,632	4,193

Other	409	279	247

	$26,193	$25,766	$23,990

GEOGRAPHICAL INFORMATION(2)

Revenues:
U.S.	$13,837	$13,821	$12,890
International	12,356	11,945	11,100

	$26,193	$25,766	$23,990

Noncurrent assets:
U.S.	$12,717	$12,206	$10,807
International	2,614	1,928	1,806

	$15,331	$14,134	$12,613

(1)

International domestic revenues include our international intra-country operations, including acquisitions in India (February 2011), Mexico (July 2011), Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)

International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment registered in the U.S. is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes for the years ended May 31 was as follows (in millions):

	2013	2012	2011
Cash payments for:
Income taxes	$243	$256	$351
Income tax refunds received	(213)	(546)	(352)

Cash tax payments, net	$30	$(290)	$(1)

NOTE 13: GUARANTEES AND INDEMNIFICATIONS

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

We provide guarantees on certain FedEx unsecured debt instruments aggregating $2.75 billion at May 31, 2013, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2013, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as operating leases. We have unconditionally guaranteed $551 million in principal of these bonds (with total future principal and interest payments of approximately $708 million as of May 31, 2013) through these leases.

NOTE 14: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2013 were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2014	$968	$44	$1,012
2015	1,054	29	1,083
2016	1,140	28	1,168
2017	959	22	981
2018	1,382	19	1,401
Thereafter	4,492	86	4,578

	$9,995	$228	$10,223

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2013, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We have several aircraft modernization programs underway which are supported by the purchase of B777F, B767F and Boeing 757 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2013, we entered into an agreement to purchase 14 additional B757 aircraft, the delivery of which began in 2013 and will continue through 2014. The agreement provides the option to purchase up to 16 additional B757 aircraft, subject to the satisfaction of certain conditions. In addition, we entered into agreements to purchase an additional 23 B767F aircraft, the delivery of which will occur between 2014 and 2019. The delivery of two firm B777F aircraft orders were also deferred from 2015 to 2016.

We had $414 million in deposits and progress payments as of May 31, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the B757 aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2013, with the year of expected delivery:

	B757	B767F	B777F	Total

2014	13	4	2	19
2015	—	12	—	12
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	13	50	20	83

Effective as of June 14, 2013, we entered into a supplemental agreement to purchase 13 of the 16 B757 option aircraft noted above. Delivery of the aircraft will occur during 2014 and 2015. This aircraft transaction is not included in the table above, as it occurred subsequent to May 31, 2013.

NOTE 15: CONTINGENCIES

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

We maintain an accounts receivable arrangement with FedEx TechConnect. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at May 31, 2013 and $1.4 billion at May 31, 2012.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges, net” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.

NOTE 17: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013(1)
Revenues	$6,396	$6,607	$6,462	$6,728
Operating income	200	228	125	1
Net income	126	143	74	(13)

2012(2)
Revenues	$6,409	$6,406	$6,363	$6,588
Operating income	282	339	351	276
Net income	185	221	231	171

(1)

The fourth quarter of 2013 includes $356 million of direct and allocated business realignment costs and an impairment charge of $100 million resulting from the decision to retire 10 aircraft and related engines. The third quarter of 2013 includes $34 million and the second quarter of 2013 includes $8 million of direct and allocated business realignment costs.

(2)

The fourth quarter of 2012 includes an impairment charge of $134 million resulting from the decision to retire 24 aircraft and related engines. The third quarter of 2012 includes the reversal of a $66 million legal reserve.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $344 million at May 31, 2013 and $708 million at May 31, 2012. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $19 million as of May 31, 2013 and $22 million as of May 31, 2012. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, Canadian dollar and the British pound. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2013 and 2012, foreign currency fluctuations had a slightly positive impact on operating income. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2013, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $132 million for 2014. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY. While we have market risk for changes in the price of jet fuel, this risk is largely mitigated by our fuel surcharges because our fuel surcharges are closely linked to market prices for jet fuel. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings over the long term.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2013 and 2012, and for each of the three years in the period ended May 31, 2013, and have issued our report thereon dated July 15, 2013 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2013

SCHEDULE II

FEDERAL EXPRESS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2013, 2012, AND 2011

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2013	$33	$135	$—		$136	(a)	$32

2012	37	117	—		121	(a)	33

2011	34	117	—		114	(a)	37

Allowance for Revenue Adjustments

2013	$54	$—	$398	(b)	$400	(c)	$52

2012	46	—	410	(b)	402	(c)	54

2011	37	—	367	(b)	358	(c)	46

Inventory Valuation Allowance:

2013	$183	$23	$—		$2		$204

2012	169	14	—		—		183

2011	170	12	—		13		169

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2013	2012	2011	2010	2009

Earnings:
Income before income taxes	$508	$1,237	$1,140	$1,059	$732
Add back:
Interest expense, net of capitalized interest	—	—	—	—	4
Portion of rent expense representative of interest factor	598	566	611	572	576

Earnings as adjusted	$1,106	$1,803	$1,751	$1,631	$1,312

Fixed Charges:
Interest expense, net of capitalized interest	$—	$—	$—	$—	$4
Capitalized interest	43	80	61	65	58
Portion of rent expense representative of interest factor	598	566	611	572	576

	$641	$646	$672	$637	$638

Ratio of Earnings to Fixed Charges	1.7	2.8	2.6	2.6	2.1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx’s FY98 Third Quarter Report on Form 10-Q and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority (the “Authority”) and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Authority and FedEx Express. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Special Facility Lease Agreement dated as of August 1, 1979 between the Authority and FedEx Express. (Filed as Exhibit 10.15 to FedEx Express’s FY90 Annual Report on Form 10-K, and incorporated herein by reference.)

10.7	First Special Facility Supplemental Lease Agreement dated as of May 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Second Special Facility Supplemental Lease Agreement dated as of November 1, 1982 between the Authority and FedEx Express. (Filed as Exhibit 10.26 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9	Third Special Facility Supplemental Lease Agreement dated as of December 1, 1984 between the Authority and FedEx Express. (Filed as Exhibit 10.25 to FedEx Express’s FY95 Annual Report on Form 10-K, and incorporated herein by reference.)

10.10	Fourth Special Facility Supplemental Lease Agreement dated as of July 1, 1992 between the Authority and FedEx Express. (Filed as Exhibit 10.20 to FedEx Express’s FY92 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11	Fifth Special Facility Supplemental Lease Agreement dated as of July 1, 1997 between the Authority and FedEx Express. (Filed as Exhibit 10.35 to FedEx Express’s FY97 Annual Report on Form 10-K, and incorporated herein by reference.)

10.12	Sixth Special Facility Supplemental Lease Agreement dated as of December 1, 2001 between the Authority and FedEx Express. (Filed as Exhibit 10.28 to FedEx’s FY02 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13	Seventh Special Facility Supplemental Lease Agreement dated as of June 1, 2002 between the Authority and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY03 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Special Facility Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.29 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.30 to FedEx Express’s FY93 Annual Report on Form 10-K, and incorporated herein by reference.)

10.16	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Special Facility Ground Lease Agreement dated as of July 1, 1993 between the Authority and FedEx Express. (Filed as Exhibit 10.2 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.17	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.20	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference).

10.25	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.26	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.27	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.31	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement dated November 7, 2006 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.34	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.35	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement dated November 7, 2006 between The Boeing Company and Federal Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.37	Transportation Agreement dated July 31, 2006 between the United States Postal Service (the “USPS”) and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.38	Amendment dated November 30, 2006 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Letter Agreement dated March 8, 2007 and Letter Agreement dated May 14, 2007, each amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.15 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.40	Amendment dated June 20, 2007 and Amendment dated July 31, 2007, each amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.41	Amendment dated December 4, 2007 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY08 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.42	Letter Agreement dated October 23, 2008 and Amendment dated October 23, 2008, each amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43	Letter Agreement dated March 4, 2009, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. (Filed as Exhibit 10.24 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44	Letter Agreement dated September 29, 2009, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx’s FY10 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45	Amendment dated December 8, 2009 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.46	Letter Agreement dated August 30, 2010, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.47	Amendment dated November 22, 2010 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48	Letter Agreement dated September 9, 2011, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.49	Amendment dated December 5, 2011 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50	Amendment dated December 3, 2012 to the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.51	Letter Agreement dated January 25, 2013, amending the Transportation Agreement dated July 31, 2006 between the USPS and FedEx Express. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.52	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.52 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.53	Amendment dated May 28, 2013, amending the Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.53 to FedEx’s Annual Report on Form 10-K, and incorporated herein by reference.)

Financing Agreement

10.54	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

10.55

First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 73 of this Annual Report on Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.