Form 10-Q
period 2013-08-31
FEDERAL EXPRESS CORP
filed 2013-09-19
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2013

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

The number of shares of common stock outstanding as of September 18, 2013 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31,
	2013	May 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$805	$769
Receivables, less allowances of $84 and $84	1,568	1,595
Spare parts, supplies and fuel, less allowances of $209 and $204	380	385
Deferred income taxes	418	359
Due from parent company and other FedEx subsidiaries	547	430
Prepaid expenses and other	89	94

Total current assets	3,807	3,632

PROPERTY AND EQUIPMENT, AT COST	24,358	24,384

Less accumulated depreciation and amortization	11,552	11,538

Net property and equipment	12,806	12,846

OTHER LONG-TERM ASSETS
Goodwill	1,484	1,526
Other assets	945	959

Total other long-term assets	2,429	2,485

	$19,042	$18,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2013	May 31,
	(Unaudited)	2013
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3	$—
Accrued salaries and employee benefits	850	990
Accounts payable	1,302	1,270
Accrued expenses	976	972
Due to other FedEx subsidiaries	1,009	1,064

Total current liabilities	4,140	4,296

LONG-TERM DEBT, LESS CURRENT PORTION	240	240

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,974	2,833
Pension, postretirement healthcare and other benefit obligations	1,141	1,120
Self-insurance accruals	657	650
Deferred lease obligations	697	683
Deferred gains, principally related to aircraft transactions	217	223
Other liabilities	89	100

Total other long-term liabilities	5,775	5,609

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,392	8,246
Accumulated other comprehensive loss	(113)	(36)

Total owner’s equity	8,887	8,818

	$19,042	$18,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2013	2012

REVENUES	$6,346	$6,396

OPERATING EXPENSES:
Salaries and employee benefits	2,360	2,397
Purchased transportation	430	376
Rentals and landing fees	414	409
Depreciation and amortization	366	320
Fuel	956	986
Maintenance and repairs	306	371
Intercompany charges, net	489	529
Other	795	808

	6,116	6,196

OPERATING INCOME	230	200

OTHER INCOME (EXPENSE):
Interest, net	7	12
Other, net	(21)	(17)

	(14)	(5)

INCOME BEFORE INCOME TAXES	216	195

PROVISION FOR INCOME TAXES	70	69

NET INCOME	$146	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2013	2012

NET INCOME	$146	$126

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $9 in 2013 and $2 in 2012	(78)	40
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1 in 2013	1	—

	(77)	40

COMPREHENSIVE INCOME	$69	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2013	2012
Operating Activities:
Net income	$146	$126
Noncash charges:
Depreciation and amortization	366	320
Other, net	52	38
Changes in assets and liabilities, net	(224)	1,094

Cash provided by operating activities	340	1,578

Investing Activities:
Capital expenditures	(304)	(749)
Business acquisitions, net of cash acquired	—	(483)
Other	7	9

Cash used in investing activities	(297)	(1,223)

Financing Activities:
Principal payments on debt	—	(301)

Cash used in financing activities	—	(301)

Effect of exchange rate changes on cash	(7)	11

Net increase in cash and cash equivalents	36	65
Cash and cash equivalents at beginning of period	769	712

Cash and cash equivalents at end of period	$805	$777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2013 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2013, and the results of our operations and cash flows for the three-month periods ended August 31, 2013 and 2012. Operating results for the three-month period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2014 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITIONS. As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2014 results.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In addition to our pilots, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $15 million for the three months ended August 31, 2013 and $14 million for the three months ended August 31, 2012. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $239 million at August 31, 2013 and May 31, 2013 compared with estimated fair values of $325 million at August 31, 2013 and $344 million at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 2 of our condensed consolidated financial statements.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the three-month periods ended August 31 (in millions):

	2013 (1)	2012 (1)
Foreign currency translation gain (loss):
Balance at beginning of period	$90	$54
Translation adjustments	(78)	40

Balance at end of period	12	94

Retirement plans adjustments:
Balance at beginning of period	(126)	(124)
Reclassifications from AOCI	1	—

Balance at end of period	(125)	(124)

Accumulated other comprehensive income at end of period	$(113)	$(30)

(1)	Amounts in parentheses indicate debits to AOCI.

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2013 and in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2013	2012
Pension plans sponsored by FedEx	$67	$108
Other U.S. domestic and international pension plans	13	11
U.S. domestic and international defined contribution plans	58	58
U.S. domestic and international postretirement healthcare plans	15	15

	$153	$192

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2014 or 2013 to pension plans sponsored by us, and we do not expect to make material contributions in 2014.

(4) Commitments

As of August 31, 2013, our purchase commitments under various contracts for the remainder of 2014 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft Related	Other(1)	Total

2014 (remainder)	$828	$62	$890
2015	1,121	31	1,152
2016	1,083	28	1,111
2017	891	22	913
2018	1,475	19	1,494
Thereafter	5,211	86	5,297

Total	$10,609	$248	$10,857

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2013, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2014, we entered into supplemental agreements to purchase the 16 Boeing 757 (“B757”) option aircraft pursuant to an agreement originally entered into in March 2013. Delivery of the aircraft will occur through 2015.

We had $416 million in deposits and progress payments as of August 31, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the B757 aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2013 with the year of expected delivery:

	B757	B767F	B777F	Total

2014 (remainder)	16	4	2	22
2015	11	12	—	23
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	27	50	20	97

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2013 is as follows (in millions):

	Operating Leases
	Aircraft		Total
	and Related	Facilities	Operating
	Equipment	and Other	Leases

2014 (remainder)	$416	$557	$973
2015	448	715	1,163
2016	453	579	1,032
2017	391	762	1,153
2018	326	454	780
Thereafter	824	3,945	4,769

Total	$2,858	$7,012	$9,870

Future minimum lease payments under capital leases were immaterial at August 31, 2013. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.5 billion at August 31, 2013 and $1.6 billion at May 31, 2013.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges, net” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions. FedEx allocation methodologies are refined as necessary to reflect changes in our business.

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2013	2012
Cash payments for:
Interest (net of capitalized interest)	$1	$6

Income taxes	$58	$68
Income tax refunds received	(36)	(10)

Cash tax payments, net	$22	$58

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2013, and the related consolidated statements of income, comprehensive income, changes in owner’s equity and cash flows for the year then ended not presented herein, and in our report dated July 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 19, 2013

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2013 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2013.

We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc. (“FedEx Ground”), with sales, marketing, information technology, communications and back-office support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”) and customer service, technical support and billing and collection services through FedEx TechConnect, Inc..

The operating expenses line item “Intercompany charges” on the financial summary represents an allocation that primarily includes salaries and benefits, depreciation and other costs for the sales, marketing, information technology and customer service support provided to us by FedEx Services and FedEx Office’s net operating costs. For the international regions of FedEx Express, similar functions are performed on a regional basis by FedEx Express and reported in expense line items outside of intercompany charges. These costs are allocated based on metrics such as relative revenues or estimated services provided. “Intercompany charges” also includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated approximate the net cost of providing these functions. FedEx allocation methodologies are refined as necessary to reflect changes in our business.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2014 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

	2013	2012	Percent Change
Revenues:
Package:
U.S. overnight box	$1,584	$1,604	(1)
U.S. overnight envelope	419	430	(3)
U.S. deferred	729	702	4

Total U.S. domestic package revenue	2,732	2,736	—

International priority	1,576	1,661	(5)
International economy	532	487	9

Total international export package revenue	2,108	2,148	(2)

International domestic(1)	345	309	12

Total package revenue	5,185	5,193	—
Freight:
U.S.	624	610	2
International priority	388	439	(12)
International airfreight	54	74	(27)

Total freight revenue	1,066	1,123	(5)		Percent of Revenue

Other	95	80	19		2013	2012

Total revenues	6,346	6,396	(1)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,360	2,397	(2)		37.2	37.5
Purchased transportation	430	376	14		6.8	5.9
Rentals and landing fees	414	409	1		6.5	6.4
Depreciation and amortization	366	320	14		5.8	5.0
Fuel	956	986	(3)		15.1	15.4
Maintenance and repairs	306	371	(18)		4.8	5.8
Intercompany charges	489	529	(8)		7.7	8.3
Other	795	808	(2)		12.5	12.6

Total operating expenses	6,116	6,196	(1)		96.4%	96.9%

Operating income	$230	$200	15

Operating margin	3.6%	3.1%	50	bp

Other income (expense):
Interest, net	7	12	(42)
Other, net	(21)	(17)	24

	(14)	(5)	180

Income before income taxes	216	195	11

Provision for income taxes	70	69	1

Net income	$146	$126	16

(1)	International domestic revenues include our international intra-country express operations including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2013	2012	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,112	1,092	2
U.S. overnight envelope	563	575	(2)
U.S. deferred	790	762	4

Total U.S. domestic ADV	2,465	2,429	1

International priority	406	408	—
International economy	165	143	15

Total international export ADV	571	551	4

International domestic(1)	789	681	16

Total ADV	3,825	3,661	4

Revenue per package (yield):
U.S. overnight box	$22.27	$22.59	(1)
U.S. overnight envelope	11.61	11.51	1
U.S. deferred	14.42	14.17	2
U.S. domestic composite	17.32	17.33	—
International priority	60.65	62.68	(3)
International economy	50.41	52.17	(3)
International export composite	57.70	59.94	(4)
International domestic(1)	6.84	7.00	(2)
Composite package yield	21.18	21.82	(3)
Freight Statistics
Average daily freight pounds:
U.S.	7,423	7,077	5
International priority	2,862	3,184	(10)
International airfreight	850	1,104	(23)

Total average daily freight pounds	11,135	11,365	(2)

Revenue per pound (yield):
U.S.	$1.31	$1.33	(2)
International priority	2.12	2.12	—
International airfreight	0.99	1.03	(4)
Composite freight yield	1.50	1.52	(1)

(1)	International domestic statistics include our international intra-country operations including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

Revenues

Our revenues decreased slightly in the first quarter of 2014 as revenue growth from stronger base U.S. business and prior year international domestic acquisitions was more than offset by the negative impact of lower fuel surcharges, one fewer operating day and continued shifts in demand from our priority international services to our economy international services. International export revenues were down in the first quarter of 2014 as revenue per package decreased 4% due to lower fuel surcharges, lower rates, and the demand shift to our lower-yielding economy services, while volume increased 4% driven by our economy services. Total average daily freight pounds decreased 2% in the first quarter of 2014 due to weakness in economic global conditions. International domestic revenues increased 12% during the first quarter of 2014 due to international business acquisitions during the first quarter of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.00%	10.00%
High	9.00	14.50
Weighted-average	8.50	12.12

International Fuel Surcharges:
Low	12.00	12.00
High	17.00	20.50
Weighted-average	15.36	16.13

In September 2013, we announced a 3.9% average list price increase effective January 6, 2014, for FedEx Express U.S. domestic, U.S. export and U.S. import services.

Operating Income

Our results for the first quarter of 2014 were significantly constrained by the net negative impact of fuel and one fewer operating day. Despite the negative impact of these factors, our operating income increased by 15% and operating margin increased by 50 basis points in the first quarter of 2014, driven by stronger base U.S. business, and lower aircraft maintenance and pension expense, partially offset by higher depreciation expense.

In the first quarter of 2014, salaries and employee benefits benefited from lower pension expense, one fewer operating day and the delayed timing or absence of annual merit increases for many of our employees, partially offset by the impact of prior year international domestic acquisitions. Intercompany charges decreased 8% due to lower allocated sales and information technology costs. Purchased transportation costs increased 14% due to prior year international business acquisitions and higher utilization of third-party transportation providers. Depreciation and amortization expense increased 14% during the first quarter of 2014 as a result of accelerated depreciation due to the shortened life of certain aircraft and aircraft recently placed into service.

Our aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, we have retired older, less efficient aircraft prior to required periodic maintenance events and have introduced newly manufactured aircraft into the fleet. Our aircraft maintenance and repairs costs decreased 18% in the first quarter of 2014, due to the benefits from the fourth quarter of 2013 retirement of 10 aircraft and related engines as we eliminated maintenance events for certain of these engines, along with the timing of other major maintenance events.

Fuel costs decreased 3% during the first quarter of 2014 due to lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in the first quarter of 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Other Income and Income Taxes

Net interest income decreased during the first quarter of 2014 due to lower capitalized interest related to progress payments on aircraft purchases, which was partially offset by regularly scheduled debt maturities. Other expense increased primarily due to higher management fees from FedEx, partially offset by foreign exchange gains.

Our effective tax rate was 32.4% for the first quarter of 2014 and 35.4% for the first quarter of 2013. Our effective tax rate in the first quarter of 2014 was positively impacted by a reduction in net costs of intercompany charges from other FedEx affiliates. For 2014, we expect an effective tax rate between 34.5% and 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

As of August 31, 2013, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2013.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

Business Acquisitions

As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the second half of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2014 results.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 2 of our condensed consolidated financial statements.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

•	our ability to execute on our business realignment program;

•

the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting our employees), environmental (such as global climate change legislation) or postal rules;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 24, 2013, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: September 19, 2013	/s/ J. RICK BATEMAN
J. RICK BATEMAN
VICE PRESIDENT AND
WORLDWIDE CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 24, 2013, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1