Form 10-Q
period 2013-11-30
FEDERAL EXPRESS CORP
filed 2013-12-19
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2013

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

The number of shares of common stock outstanding as of December 18, 2013 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2013 and May 31, 2013	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2013 and 2012	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2013 and 2012	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2013 and 2012	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	13

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	24

ITEM 1A. Risk Factors	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	25

Signature	26

Exhibit Index	E-1

Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Ex - 101 Instance Document
Ex - 101 Schema Document
Ex - 101 Calculation Document
Ex - 101 Presentation Linkbase Document
Ex - 101 Definition Linkbase Document

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2013	May 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$898	$769
Receivables, less allowances of $74 and $84	1,694	1,595
Spare parts, supplies and fuel, less allowances of $202 and $204	383	385
Deferred income taxes	458	359
Due from parent company and other FedEx subsidiaries	504	430
Prepaid expenses and other	85	94

Total current assets	4,022	3,632

PROPERTY AND EQUIPMENT, AT COST	25,133	24,384
Less accumulated depreciation and amortization	11,793	11,538

Net property and equipment	13,340	12,846

OTHER LONG-TERM ASSETS
Goodwill	1,509	1,526
Other assets	740	959

Total other long-term assets	2,249	2,485

	$19,611	$18,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2013	May 31,
	(Unaudited)	2013
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Accrued salaries and employee benefits	$935	$990
Accounts payable	1,306	1,270
Accrued expenses	984	972
Due to other FedEx subsidiaries	1,057	1,064

Total current liabilities	4,282	4,296

LONG-TERM DEBT, LESS CURRENT PORTION	240	240

OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,060	2,833
Pension, postretirement healthcare and other benefit obligations	1,156	1,120
Self-insurance accruals	660	650
Deferred lease obligations	782	683
Deferred gains, principally related to aircraft transactions	211	223
Other liabilities	89	100

Total other long-term liabilities	5,958	5,609

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,590	8,246
Accumulated other comprehensive loss	(67)	(36)

Total owner’s equity	9,131	8,818

	$19,611	$18,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

REVENUES	$6,546	$6,607	$12,892	$13,003

OPERATING EXPENSES:
Salaries and employee benefits	2,387	2,409	4,747	4,806
Purchased transportation	446	432	876	808
Rentals and landing fees	413	412	827	821
Depreciation and amortization	370	333	736	653
Fuel	986	1,074	1,942	2,060
Maintenance and repairs	307	347	613	718
Intercompany charges, net	505	528	994	1,057
Other	810	844	1,605	1,652

	6,224	6,379	12,340	12,575

OPERATING INCOME	322	228	552	428

OTHER INCOME (EXPENSE):
Interest, net	5	8	12	20
Other, net	(22)	(21)	(43)	(38)

	(17)	(13)	(31)	(18)

INCOME BEFORE INCOME TAXES	305	215	521	410

PROVISION FOR INCOME TAXES	107	72	177	141

NET INCOME	$198	$143	$344	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012

NET INCOME	$198	$143	$344	$269

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments, net of tax of $5, $2, $4 and $4	44	13	(34)	53
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $0, $1, $1 and $1	2	2	3	2

	46	15	(31)	55

COMPREHENSIVE INCOME	$244	$158	$313	$324

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2013	2012
Operating Activities:
Net income	$344	$269
Noncash charges:
Depreciation and amortization	736	653
Other, net	108	135
Changes in assets and liabilities, net	(76)	1,156

Cash provided by operating activities	1,112	2,213

Investing Activities:
Capital expenditures	(992)	(1,262)
Business acquisitions, net of cash acquired	—	(483)
Other	14	13

Cash used in investing activities	(978)	(1,732)

Financing Activities:
Principal payments on debt	(3)	(416)

Cash used in financing activities	(3)	(416)

Effect of exchange rate changes on cash	(2)	12

Net increase in cash and cash equivalents	129	77
Cash and cash equivalents at beginning of period	769	712

Cash and cash equivalents at end of period	$898	$789

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2013, the results of our operations for the three- and six-month periods ended November 30, 2013 and 2012 and cash flows for the six-month periods ended November 30, 2013 and 2012. Operating results for the three- and six-month periods ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

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

Our stock-based compensation expense was $9 million for the three-month period ended November 30, 2013 and $24 million for the six-month period ended November 30, 2013. Our stock-based compensation expense was $8 million for the three-month period ended November 30, 2012 and $22 million for the six-month period ended November 30, 2012. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $239 million at November 30, 2013 and May 31, 2013 compared with estimated fair values of $294 million at November 30, 2013 and $344 million at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

While no other new accounting guidance was adopted or issued during the first half of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$12	$94	$90	$54
Translation adjustments	44	13	(34)	53

Balance at end of period	56	107	56	107

Retirement plans adjustments:
Balance at beginning of period	(125)	(124)	(126)	(124)
Reclassifications from AOCI	2	2	3	2

Balance at end of period	(123)	(122)	(123)	(122)

Accumulated other comprehensive loss at end of period	$(67)	$(15)	$(67)	$(15)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2013 and in our Annual Report.

Our retirement plans costs for the periods ended November 30, 2013 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Pension plans sponsored by FedEx	$67	$108	$134	$216
Other U.S. domestic and international pension plans	14	12	27	23
U.S. domestic and international defined contribution plans	57	56	115	114
U.S. domestic and international postretirement healthcare plans	16	16	31	31

	$154	$192	$307	$384

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first half of 2014 or 2013 to pension plans sponsored by us, and we do not expect to make material contributions in 2014.

(4) Commitments

As of November 30, 2013, our purchase commitments under various contracts for the remainder of 2014 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2014 (remainder)	$395	$49	$444
2015	1,142	40	1,182
2016	1,127	31	1,158
2017	903	23	926
2018	1,447	20	1,467
Thereafter	5,294	89	5,383

Total	$10,308	$252	$10,560

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2013, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $237 million in deposits and progress payments as of November 30, 2013 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2013, with the year of expected delivery:

	B757	B767F	B777F	Total

2014 (remainder)	11	1	—	12
2015	11	12	—	23
2016	—	10	2	12
2017	—	10	—	10
2018	—	10	2	12
Thereafter	—	4	14	18

Total	22	47	18	87

On December 10, 2013, we entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. We are also deferring 11 existing options to purchase B777F aircraft by two years. This aircraft transaction is not included in the table above, as it occurred subsequent to the end of the second quarter of 2014.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2013 is as follows (in millions):

	Operating Leases
	Aircraft		Total
	and Related	Facilities	Operating
	Equipment	and Other	Leases

2014 (remainder)	$395	$380	$775
2015	448	744	1,192
2016	453	607	1,060
2017	391	789	1,180
2018	326	478	804
Thereafter	824	4,037	4,861

Total	$2,837	$7,035	$9,872

Future minimum lease payments under capital leases were immaterial at November 30, 2013. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at November 30, 2013 and $1.6 billion at May 31, 2013.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2013	2012
Cash payments for:

Income taxes	$127	$134
Income tax refunds received	(43)	(54)

Cash tax payments, net	$84	$80

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

December 19, 2013

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2013 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2013.

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

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, as measured by yield (revenue per package or pound);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume.

Our aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, we have retired older, less efficient aircraft prior to required periodic maintenance events and have introduced newly manufactured aircraft into the fleet. In addition, our global air and ground network includes a fleet of over 640 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services, and cargo handling), professional fees, uniforms, insurance and advertising.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2013	2012	Change		2013	2012	Change
Revenues:
Package:
U.S. overnight box	$1,625	$1,609	1		$3,209	$3,213	—
U.S. overnight envelope	398	409	(3)		817	839	(3)
U.S. deferred	771	732	5		1,500	1,434	5

Total U.S. domestic package revenue	2,794	2,750	2		5,526	5,486	1

International priority	1,642	1,678	(2)		3,218	3,339	(4)
International economy	567	514	10		1,099	1,001	10

Total international export package revenue	2,209	2,192	1		4,317	4,340	(1)

International domestic(1)	385	384	—		730	693	5

Total package revenue	5,388	5,326	1		10,573	10,519	1
Freight:
U.S.	585	645	(9)		1,209	1,255	(4)
International priority	417	446	(7)		805	885	(9)
International airfreight	55	77	(29)		109	151	(28)

Total freight revenue	1,057	1,168	(10)		2,123	2,291	(7)
Other	101	113	(11)		196	193	2

Total revenues	6,546	6,607	(1)		12,892	13,003	(1)
Operating expenses:
Salaries and employee benefits	2,387	2,409	(1)		4,747	4,806	(1)
Purchased transportation	446	432	3		876	808	8
Rentals and landing fees	413	412	—		827	821	1
Depreciation and amortization	370	333	11		736	653	13
Fuel	986	1,074	(8)		1,942	2,060	(6)
Maintenance and repairs	307	347	(12)		613	718	(15)
Intercompany charges	505	528	(4)		994	1,057	(6)
Other(2)	810	844	(4)		1,605	1,652	(3)

Total operating expenses	6,224	6,379	(2)		12,340	12,575	(2)

Operating income	$322	$228	41		$552	$428	29

Operating margin	4.9%	3.5%	140	bp	4.3%	3.3%	100	bp

Other income (expense):
Interest, net	5	8	(38)		12	20	(40)
Other, net	(22)	(21)	5		(43)	(38)	13

	(17)	(13)	31		(31)	(18)	72

Income before income taxes	305	215	42		521	410	27

Provision for income taxes	107	72	49		177	141	26

Net income	$198	$143	38		$344	$269	28

(1)	International domestic revenues represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)	Includes predominantly costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, insurance and advertising.

	Percent of Revenue		Percent of Revenue
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2013	2012	2013	2012
Operating expenses:
Salaries and employee benefits	36.5%	36.5%	36.8%	37.0%
Purchased transportation	6.8	6.5	6.8	6.2
Rentals and landing fees	6.3	6.2	6.4	6.3
Depreciation and amortization	5.6	5.0	5.7	5.0
Fuel	15.1	16.3	15.1	15.9
Maintenance and repairs	4.7	5.2	4.8	5.5
Intercompany charges	7.7	8.0	7.7	8.1
Other	12.4	12.8	12.4	12.7

Total operating expenses	95.1	96.5	95.7	96.7

Operating margin	4.9%	3.5%	4.3%	3.3%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2013	2012	Change	2013	2012	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,146	1,141	—	1,129	1,116	1
U.S. overnight envelope	535	564	(5)	549	570	(4)
U.S. deferred	841	828	2	815	794	3

Total U.S. domestic ADV	2,522	2,533	—	2,493	2,480	1

International priority	421	445	(5)	414	426	(3)
International economy	172	157	10	168	150	12

Total international export ADV	593	602	(1)	582	576	1

International domestic(1)	896	884	1	842	781	8

Total ADV	4,011	4,019	—	3,917	3,837	2

Revenue per package (yield):
U.S. overnight box	$22.50	$22.39	—	$22.39	$22.49	—
U.S. overnight envelope	11.84	11.51	3	11.72	11.51	2
U.S. deferred	14.55	14.04	4	14.49	14.10	3
U.S. domestic composite	17.59	17.24	2	17.45	17.28	1
International priority	61.87	59.91	3	61.27	61.26	—
International economy	52.27	51.97	1	51.35	52.07	(1)
International export composite	59.08	57.84	2	58.40	58.86	(1)
International domestic(1)	6.82	6.88	(1)	6.83	6.93	(1)
Composite package yield	21.32	21.04	1	21.25	21.42	(1)
Freight Statistics
Average daily freight pounds:
U.S.	7,872	7,719	2	7,646	7,393	3
International priority	3,068	3,212	(4)	2,964	3,197	(7)
International airfreight	907	1,166	(22)	878	1,135	(23)

Total average daily freight pounds	11,847	12,097	(2)	11,488	11,725	(2)

Revenue per pound (yield):
U.S.	$1.18	$1.32	(11)	$1.25	$1.33	(6)
International priority	2.16	2.21	(2)	2.14	2.16	(1)
International airfreight	0.97	1.05	(8)	0.98	1.04	(6)
Composite freight yield	1.42	1.53	(7)	1.46	1.53	(5)

(1)	International domestic statistics represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

Revenues

Our revenues decreased 1% in both the second quarter and first half of 2014 as revenue growth from our stronger base U.S. and international export package business was more than offset by lower freight revenue, the negative impact of lower fuel surcharges and continued shifts in demand from our priority international services to our economy international services. In addition, revenue in the first half of 2014 was negatively impacted by one fewer operating day.

Freight average daily pounds decreased by 2% in the second quarter and in the first half of 2014 due to weakness in global economic conditions and capacity reductions. Freight yields decreased 7% in the second quarter and 5% in the first half of 2014 due to lower fuel surcharges and lower rates. U.S. domestic yields increased 2% for the second quarter and 1% for the first half of 2014 primarily due to higher rates and weight per package, partially offset by lower fuel surcharges. International export revenues increased 1% in the second quarter of 2014 but decreased 1% in the first half of 2014 as base business growth was offset by lower fuel surcharges and the demand shift to our lower-yielding economy services. International priority yields increased 3% in the second quarter of 2014 while international priority volumes declined 5%. Within this category, volumes for lower-yielding distribution services declined, while international priority volumes, excluding these distribution services, increased 1%. International domestic revenues remained flat in the second quarter of 2014 but increased 5% in the first half of 2014 due to international business acquisitions during the first quarter of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.50%	11.50%	8.00%	10.00%
High	10.50	14.00	10.50	14.50
Weighted-average	10.02	13.04	9.26	12.58

International Fuel Surcharges:
Low	13.50	13.50	12.00	12.00
High	19.00	20.00	19.00	20.50
Weighted-average	16.79	17.22	16.09	16.69

On September 18, 2013, we announced a 3.9% average list price increase effective January 6, 2014, for our U.S. domestic, U.S. export and U.S. import services. In September 2012, we announced a 5.9% average list price increase effective January 7, 2013 for our U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Our operating income and operating margin increased in the second quarter and the first half of 2014 driven by stronger base U.S. and international business and lower aircraft maintenance and pension expense, partially offset by higher depreciation expense. In addition, operating income in the second quarter of 2014 compared to 2013 benefited from the negative impact of Superstorm Sandy in the prior year. In the first half of 2014, operating income reflects a significant negative impact of the timing lag which exists between when fuel prices change and when indexed fuel surcharges automatically adjust and one fewer operating day. The demand shift from our priority international services to our economy international services continued to impact our overall business.

In the second quarter and the first half of 2014, salaries and employee benefits included lower pension expense and the delayed timing or absence of annual merit increases for many of our employees. Intercompany charges decreased 4% in the second quarter and 6% in the first half of 2014 due to lower allocated sales and information technology costs. Depreciation and amortization expense increased 11% during the second quarter and 13% during the first half of 2014 as a result of accelerated depreciation due to the shortened life of certain aircraft, and aircraft recently placed into service. Purchased transportation costs increased 3% in the second quarter and 8% in the first half of 2014 due to costs associated with higher utilization of third-party transportation providers. Purchased transportation costs in the first half of 2014 were also negatively impacted by international acquisitions.

Our aircraft maintenance and repairs costs decreased 12% in the second quarter and 15% in the first half of 2014, due to the benefits from the fourth quarter of 2013 retirement of 10 aircraft and related engines as we eliminated maintenance events for certain of these engines, along with the timing of other major maintenance events.

Fuel costs decreased 8% in the second quarter and 6% in the first half of 2014 due to lower average price per gallon of jet fuel. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel did not impact operating income in the second quarter but had a significant negative impact on operating income in the first half of 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Income Taxes

Our effective tax rate was 35.0% for the second quarter and 33.9% for the first half of 2014, compared with 33.4% for the second quarter and 34.3% for the first half of 2013. For 2014, we expect our effective tax rate to be approximately 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2013, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2013.

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

While no other new accounting guidance was adopted or issued during the first half of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1 to this report reflects the retrospective adoption of new accounting guidance with respect to certain financial information contained in our Annual Report. We are filing this exhibit for the purpose of incorporating its contents in the registration statement on Form S-8 that we intend to file on or about December 19, 2013.

As previously discussed in this report, on June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income.

Exhibit 99.1 presents the retrospective application of this new accounting guidance for our fiscal years ended May 31, 2013, 2012 and 2011, and should be read in conjunction with the information included in our Annual Report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. (Filed as Exhibit 10.2 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.5 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Reclassification Adjustments Out of Accumulated Other Comprehensive Income.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: December 19, 2013	/s/ CATHY D. ROSS
CATHY D. ROSS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. (Filed as Exhibit 10.2 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation. (Filed as Exhibit 10.5 to FedEx Corporation’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Retrospective Adoption of New Accounting Guidance Regarding Reclassification Adjustments Out Of Accumulated Other Comprehensive Income.

101.1	Interactive Data Files.

E-1