Form 10-Q
period 2014-02-28
FEDERAL EXPRESS CORP
filed 2014-03-20
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2014

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

The number of shares of common stock outstanding as of March 19, 2014 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2014 and May 31, 2013	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2014 and 2013	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	13

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	24

ITEM 1A. Risk Factors	24

ITEM 6. Exhibits	25

Signature	26

Exhibit Index	E-1

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Ex-101 INSTANCE DOCUMENT

Ex-101 SCHEMA DOCUMENT

Ex-101 CALCULATION LINKBASE DOCUMENT

Ex-101 PRESENTATION LINKBASE DOCUMENT

Ex-101 DEFINITION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28,
	2014	May 31,
	(Unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$749	$769
Receivables, less allowances of $73 and $84	1,559	1,595
Spare parts, supplies and fuel, less allowances of $206 and $204	390	385
Deferred income taxes	432	359
Due from parent company and other FedEx subsidiaries	570	430
Prepaid expenses and other	96	94

Total current assets	3,796	3,632

PROPERTY AND EQUIPMENT, AT COST	25,490	24,384
Less accumulated depreciation and amortization	12,100	11,538

Net property and equipment	13,390	12,846

OTHER LONG-TERM ASSETS
Goodwill	1,511	1,526
Other assets	830	959

Total other long-term assets	2,341	2,485

	$19,527	$18,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28,
	2014	May 31,
	(Unaudited)	2013
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Accrued salaries and employee benefits	$836	$990
Accounts payable	1,320	1,270
Accrued expenses	977	972
Due to other FedEx subsidiaries	1,094	1,064

Total current liabilities	4,227	4,296

LONG-TERM DEBT, LESS CURRENT PORTION	240	240

OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,125	2,833
Pension, postretirement healthcare and other benefit obligations	1,177	1,120
Self-insurance accruals	670	650
Deferred lease obligations	635	683
Deferred gains, principally related to aircraft transactions	204	223
Other liabilities	81	100

Total other long-term liabilities	5,892	5,609

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,653	8,246
Accumulated other comprehensive loss	(93)	(36)

Total owner’s equity	9,168	8,818

	$19,527	$18,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

REVENUES	$6,426	$6,462	$19,318	$19,465

OPERATING EXPENSES:
Salaries and employee benefits	2,438	2,459	7,185	7,265
Purchased transportation	440	413	1,316	1,221
Rentals and landing fees	425	423	1,252	1,244
Depreciation and amortization	371	332	1,107	985
Fuel	1,010	1,066	2,952	3,126
Maintenance and repairs	271	261	884	979
Business realignment costs	—	13	—	14
Intercompany charges, net	500	539	1,494	1,596
Other	845	831	2,450	2,482

	6,300	6,337	18,640	18,912

OPERATING INCOME	126	125	678	553

OTHER INCOME (EXPENSE):
Interest, net	5	16	17	36
Other, net	(33)	(30)	(76)	(68)

	(28)	(14)	(59)	(32)

INCOME BEFORE INCOME TAXES	98	111	619	521

PROVISION FOR INCOME TAXES	34	37	211	178

NET INCOME	$64	$74	$408	$343

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

NET INCOME	$64	$74	$408	$343

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $1, $1, $5 and $5	(26)	(3)	(60)	50
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1, $1, $2 and $2	—	1	3	3

	(26)	(2)	(57)	53

COMPREHENSIVE INCOME	$38	$72	$351	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28,
	2014	2013
Operating Activities:
Net income	$408	$343
Noncash charges:
Depreciation and amortization	1,107	985
Other, net	200	256
Changes in assets and liabilities, net	(276)	889

Cash provided by operating activities	1,439	2,473

Investing Activities:
Capital expenditures	(1,461)	(1,519)
Business acquisitions, net of cash acquired	—	(483)
Other	14	19

Cash used in investing activities	(1,447)	(1,983)

Financing Activities:
Principal payments on debt	(3)	(417)

Cash used in financing activities	(3)	(417)

Effect of exchange rate changes on cash	(9)	(1)

Net (decrease) increase in cash and cash equivalents	(20)	72
Cash and cash equivalents at beginning of period	769	712

Cash and cash equivalents at end of period	$749	$784

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2014, the results of our operations for the three- and nine-month periods ended February 28, 2014 and 2013 and cash flows for the nine-month periods ended February 28, 2014 and 2013. Operating results for the three- and nine-month periods ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

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

BUSINESS ACQUISITIONS. As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the fourth quarter of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2014 results.

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

Our stock-based compensation expense was $7 million for the three-month period ended February 28, 2014 and $31 million for the nine-month period ended February 28, 2014. Our stock-based compensation expense was $7 million for the three-month period ended February 28, 2013 and $29 million for the nine-month period ended February 28, 2013. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had carrying values of $239 million at February 28, 2014 and May 31, 2013 compared with estimated fair values of $320 million at February 28, 2014 and $344 million at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

While no other new accounting guidance was adopted or issued during the nine months of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development (as discussed in our Annual Report) which, if and when enacted, may have a significant impact on our financial reporting.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$56	$107	$90	$54
Translation adjustments	(26)	(3)	(60)	50

Balance at end of period	30	104	30	104

Retirement plans adjustments:
Balance at beginning of period	(123)	(122)	(126)	(124)
Reclassifications from AOCI	—	1	3	3

Balance at end of period	(123)	(121)	(123)	(121)

Accumulated other comprehensive loss at end of period	$(93)	$(17)	$(93)	$(17)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans covering a majority of U.S. employees and certain international employees are in place. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2014 and in our Annual Report.

Our retirement plans’ costs for the periods ended February 28, 2014 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Pension plans sponsored by FedEx	$68	$108	$202	$324
Other U.S. domestic and international pension plans	13	11	40	34
U.S. domestic and international defined contribution plans	60	58	175	172
U.S. domestic and international postretirement healthcare plans	15	15	46	46

	$156	$192	$463	$576

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the nine months of 2014 or 2013 to pension plans sponsored by us, and we do not expect to make material contributions in 2014.

(4) Commitments

As of February 28, 2014, our purchase commitments under various contracts for the remainder of 2014 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2014 (remainder)	$217	$32	$249
2015	1,155	42	1,197
2016	1,215	34	1,249
2017	955	25	980
2018	1,396	21	1,417
Thereafter	5,388	89	5,477

Total	$10,326	$243	$10,569

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the third quarter of 2014, we entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. We also deferred 11 existing options to purchase B777F aircraft by two years.

We had $272 million in deposits and progress payments as of February 28, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our condensed consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2014, with the year of expected delivery:

	B757	B767F	B777F	Total

2014 (remainder)	6	—	—	6
2015	11	12	—	23
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
Thereafter	—	4	14	18

Total	17	48	18	83

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2014 is as follows (in millions):

	Operating Leases
	Aircraft		Total
	and Related	Facilities	Operating
	Equipment	and Other	Leases

2014 (remainder)	$100	$193	$293
2015	448	773	1,221
2016	453	633	1,086
2017	391	809	1,200
2018	326	495	821
Thereafter	824	4,144	4,968

Total	$2,542	$7,047	$9,589

Future minimum lease payments under capital leases were immaterial at February 28, 2014. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at February 28, 2014 and $1.6 billion at May 31, 2013.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2014	2013
Cash payments for:

Income taxes	$177	$189
Income tax refunds received	(122)	(167)

Cash tax payments, net	$55	$22

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

March 20, 2014

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2013 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2014.

We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc. (“FedEx Ground”), with sales, marketing, information technology, communications and certain back-office support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”) and customer service, technical support and billing and collection services through FedEx TechConnect, Inc.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues:
Package:
U.S. overnight box	$1,643	$1,609	2		$4,852	$4,822	1
U.S. overnight envelope	393	413	(5)		1,210	1,252	(3)
U.S. deferred	869	812	7		2,369	2,246	5

Total U.S. domestic package revenue	2,905	2,834	3		8,431	8,320	1

International priority	1,542	1,567	(2)		4,760	4,906	(3)
International economy	540	491	10		1,639	1,492	10

Total international export package revenue	2,082	2,058	1		6,399	6,398	—

International domestic(1)	347	342	1		1,077	1,035	4

Total package revenue	5,334	5,234	2		15,907	15,753	1
Freight:
U.S.	577	668	(14)		1,786	1,923	(7)
International priority	379	384	(1)		1,184	1,269	(7)
International airfreight	48	64	(25)		157	215	(27)

Total freight revenue	1,004	1,116	(10)		3,127	3,407	(8)
Other	88	112	(21)		284	305	(7)

Total revenues	6,426	6,462	(1)		19,318	19,465	(1)
Operating expenses:
Salaries and employee benefits	2,438	2,459	(1)		7,185	7,265	(1)
Purchased transportation	440	413	7		1,316	1,221	8
Rentals and landing fees	425	423	—		1,252	1,244	1
Depreciation and amortization	371	332	12		1,107	985	12
Fuel	1,010	1,066	(5)		2,952	3,126	(6)
Maintenance and repairs	271	261	4		884	979	(10)
Business realignment costs(2)	—	13	NM		—	14	NM
Intercompany charges(3)	500	539	(7)		1,494	1,596	(6)
Other(4)	845	831	2		2,450	2,482	(1)

Total operating expenses	6,300	6,337	(1)		18,640	18,912	(1)

Operating income	$126	$125	1		$678	$553	23

Operating margin	2.0%	1.9%	10	bp	3.5%	2.8%	70	bp

Other income (expense):
Interest, net	5	16	(69)		17	36	(53)
Other, net	(33)	(30)	10		(76)	(68)	12

	(28)	(14)	100		(59)	(32)	84

Income before income taxes	98	111	(12)		619	521	19

Provision for income taxes	34	37	(8)		211	178	19

Net income	$64	$74	(14)		$408	$343	19

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	37.9%	38.1%	37.2%	37.3%
Purchased transportation	6.8	6.4	6.8	6.3
Rentals and landing fees	6.6	6.6	6.5	6.4
Depreciation and amortization	5.8	5.1	5.7	5.1
Fuel	15.7	16.5	15.3	16.1
Maintenance and repairs	4.2	4.0	4.6	5.0
Business realignment costs(2)	—	0.2	—	0.1
Intercompany charges(3)	7.8	8.3	7.7	8.2
Other(4)	13.2	12.9	12.7	12.7

Total operating expenses	98.0	98.1	96.5	97.2

Operating margin	2.0%	1.9%	3.5%	2.8%

(1)	International domestic revenues represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

(2)	Includes predominantly severance costs associated with our voluntary employee buyout program.

(3)	Includes allocations of $21 million in the third quarter and $31 million in the nine months of 2013 for business realignment costs.

(4)	Includes predominantly costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, insurance and advertising.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2014	2013	Change	2014	2013	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,202	1,176	2	1,153	1,135	2
U.S. overnight envelope	515	569	(9)	538	570	(6)
U.S. deferred	984	944	4	871	843	3

Total U.S. domestic ADV	2,701	2,689	—	2,562	2,548	1

International priority	399	420	(5)	409	424	(4)
International economy	168	155	8	168	152	11

Total international export ADV	567	575	(1)	577	576	—

International domestic(1)	780	781	—	822	781	5

Total ADV	4,048	4,045	—	3,961	3,905	1

Revenue per package (yield):
U.S. overnight box	$21.70	$22.08	(2)	$22.15	$22.35	(1)
U.S. overnight envelope	12.09	11.69	3	11.84	11.57	2
U.S. deferred	14.01	13.87	1	14.31	14.02	2
U.S. domestic composite	17.07	17.00	—	17.32	17.18	1
International priority	61.38	60.25	2	61.30	60.93	1
International economy	51.01	51.03	—	51.24	51.72	(1)
International export composite	58.30	57.76	1	58.37	58.50	—
International domestic(1)	7.05	7.06	—	6.90	6.98	(1)
Composite package yield	20.91	20.87	—	21.14	21.23	—
Freight Statistics
Average daily freight pounds:
U.S.	8,263	8,324	(1)	7,850	7,697	2
International priority	2,823	2,894	(2)	2,917	3,098	(6)
International airfreight	757	1,035	(27)	839	1,102	(24)

Total average daily freight pounds	11,843	12,253	(3)	11,606	11,897	(2)

Revenue per pound (yield):
U.S.	$1.11	$1.30	(15)	$1.20	$1.31	(8)
International priority	2.13	2.14	—	2.14	2.15	—
International airfreight	1.00	0.99	1	0.98	1.03	(5)
Composite freight yield	1.35	1.47	(8)	1.42	1.51	(6)

(1)	International domestic statistics represent our international intra-country express operations, including acquisitions in Poland (June 2012), France (July 2012) and Brazil (July 2012).

Revenues

Our revenues decreased slightly in the third quarter of 2014 due to the negative impact of lower freight revenue, lower fuel surcharges and unusually severe winter weather, offset by stronger base U.S. and international export package business and one additional operating day. Revenue in the nine months of 2014 decreased slightly due to the negative impact of lower fuel surcharges, lower freight revenue and unusually severe winter weather, offset by stronger base U.S. and international export package business. The demand shift from our priority international services to our economy international services continued to negatively impact our results.

Freight yields decreased 8% in the third quarter and 6% in the nine months of 2014 due to lower fuel surcharges and lower rates. Freight average daily pounds decreased by 3% in the third quarter and 2% in the nine months of 2014 due to weakness in global economic conditions and capacity reductions. U.S. domestic yields remained flat for the third quarter and increased 1% for the nine months of 2014 primarily due to higher rates and weight per package, partially offset by lower fuel surcharges. International export package revenues increased 1% in the third quarter and remained flat in the nine months of 2014 as base business growth was offset by lower fuel surcharges, unfavorable exchange rate impact, and the demand shift to our lower-yielding economy services.

International priority yields increased 2% in the third quarter of 2014, while international priority volumes declined 5%. Within this category, volumes for lower-yielding distribution services declined, while international priority volumes, excluding these distribution services, were flat. International domestic average daily volumes remained flat in the third quarter and increased 5% in the nine months of 2014 due to international business acquisitions during the first quarter of 2013.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.00%	10.00%	8.00%	10.00%
High	10.00	13.50	10.50	14.50
Weighted-average	9.49	11.29	9.34	12.14

International Fuel Surcharges:
Low	13.00	14.00	12.00	12.00
High	18.50	19.00	19.00	20.50
Weighted-average	16.31	16.96	16.16	16.78

In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In January 2013, we implemented a 5.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Our operating income and operating margin increased in the third quarter of 2014 due to stronger U.S. and international export package business and lower pension expense, partially offset by lower freight revenues, an estimated $70 million year over year negative impact of severe winter weather and higher depreciation expense. In addition, operating income in the third quarter of 2014 benefited from one additional operating day and from the inclusion of costs associated with our business realignment program in the prior year results. Operating income in the third quarter of 2014 also reflects a significant negative net impact of fuel. Operating income in the nine months of 2014 improved due to stronger base U.S. and international export package business, lower pension expense and lower maintenance expense, offset by higher depreciation expense, the significant negative net impact of fuel and severe winter weather.

In the third quarter and nine months of 2014, salaries and employee benefits included lower pension expense, the delayed timing or absence of annual merit increases for many of our employees and benefits from our voluntary employee severance program. Intercompany charges decreased 7% in the third quarter and 6% in the nine months of 2014 due to lower allocated sales and information technology costs, as well as the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services. Depreciation and amortization expense increased 12% during the third quarter and nine months of 2014 as a result of accelerated depreciation due to the shortened life of certain aircraft scheduled for retirement, and aircraft recently placed into service. Purchased transportation costs increased 7% in the third quarter of 2014 due to higher utilization of third-party transportation providers and increased 8% in the nine months of 2014 due to higher utilization of third-party transportation providers and prior year international acquisitions.

Our aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, we have retired older, less efficient aircraft prior to required periodic maintenance events and have introduced newly manufactured aircraft into the fleet. Our aircraft maintenance and repairs costs increased 4% in the third quarter but decreased 10% in the nine months of 2014, as the benefits from the fourth quarter of 2013 retirement of 10 aircraft and related engines due to elimination of maintenance events for certain of these engines were offset by the impact of certain maintenance events during the third quarter.

Fuel costs decreased 5% in the third quarter and 6% in the nine months of 2014 due to lower average price per gallon of jet fuel and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in the third quarter and nine months of 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Income Taxes

Our effective tax rate was 35.0% for the third quarter and 34.1% for the nine months of 2014, compared with 33.8% for the third quarter and 34.2% for the nine months of 2013. For 2014, we expect our effective tax rate to be approximately 35%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2009 are concluded, and we are currently under examination by the Internal Revenue Service for the 2010 and 2011 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of February 28, 2014, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2013.

Business Acquisitions

As discussed in our Annual Report, on June 20, 2013, we signed agreements to acquire the businesses operated by our current service provider Supaswift (Pty) Ltd. in five countries in Southern Africa. In addition, on September 2, 2013, we entered into an agreement to acquire Supaswift’s business in two additional countries. This acquisition will be funded with cash from operations and is expected to be completed in the fourth quarter of 2014, subject to customary closing conditions. The financial results of the acquired businesses will be included in our results from the date of acquisition and will be immaterial to our 2014 results.

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

While no other new accounting guidance was adopted or issued during the nine months of 2014 that is relevant to the readers of our financial statements, there are numerous proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Supplemental Agreement No. 4 (and related side letter) dated as December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 20, 2014	/s/ CATHY D. ROSS
CATHY D. ROSS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Supplemental Agreement No. 4 (and related side letter) dated as December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1