Form 10-K
period 2014-05-31
FEDERAL EXPRESS CORP
filed 2014-07-14
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 14, 2014, 1,000 shares of the Registrant’s common stock were outstanding.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

ITEM 1. BUSINESS

Overview

Federal Express Corporation (“FedEx Express”) invented express distribution 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through one integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 162,000 employees and have approximately 55,500 drop-off locations (including FedEx Office centers), 650 aircraft and approximately 55,000 vehicles and trailers in our integrated global network.

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

We have a multi-year agreement with OfficeMax to offer U.S. domestic FedEx Express and FedEx Ground shipping services at all U.S. OfficeMax retail locations (more than 800 locations). These additional staffed drop-off locations complement FedEx’s existing retail network, including FedEx Office centers, and further expand customer access to our services.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Services

We offer a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. We offer three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 70 pounds to virtually any U.S. destination. We also offer U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market. Additionally, FedEx One Rate was introduced in October 2013 and gives U.S. customers a simple, predictable flat rate shipping option that is calculated based on the packaging type, service selected and destination.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority package services provide time-definite delivery within one, two or three business days worldwide. FedEx International Economy package services provide time-definite delivery within five business days worldwide. FedEx International First provides a time-definite, customs-cleared, door-to-door express service with a pre-defined delivery commitment as early as 8:00 a.m. in the U.S., 9:00 a.m. in Europe, and 10:00 a.m. in Asia, Canada and Latin America, covering 19 destination countries. We also offer domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India, Mexico, Brazil, France, Poland and South Africa. In addition, we offer comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

We also provide FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of packages en route to their homes, and can choose various delivery options.

We provide our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. Our global certification enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the U.S. and Japan, recognize ISO standards.

Information regarding our e-shipping tools and solutions can be found below (“Customer Technology”). In addition, detailed information about all of our delivery services, e-shipping tools and solutions and FedEx’s citizenship efforts can be found on the FedEx website, fedex.com. The information on the FedEx website, however, is not incorporated by reference in, and does not form a part of, this Report.

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe, Latin America and Southern Africa. In 2014 we made a strategic move in Southern Africa by acquiring the businesses operated by our service provider in the following seven countries: South Africa, Botswana, Malawi, Mozambique, Namibia, Swaziland and Zambia.

This acquisition, along with our 2013 acquisitions of transportation companies in Poland, France and Brazil and our 2012 acquisition of a Mexican domestic express package delivery company, gives us more robust transportation networks within these countries and added capabilities in these important international markets, continues our strategic European, Latin American and African growth plans and is expected to provide important contributions to our long-term growth, productivity and profitability. Additionally, in May 2014, we reached a significant milestone in our European growth program when we opened our 100th new station — in Seville, southern Spain.

Since we began serving mainland China in 1984, we have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our new Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014, serves as a consolidation point for shipments from northern Asia to the U.S., and operates as an international gateway for customers in western Japan. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

Profit Improvement Initiatives

During 2013, we saw challenging global economic conditions, as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, in 2013 we announced profit improvement programs targeting annual profitability improvement of $1.6 billion. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion of additional operating profit from the 2013 base business. Our profit improvement programs include multiple initiatives that are reducing our overall cost structure.

For example, in 2014 we completed a voluntary program offering cash buyouts to eligible U.S.-based employees in certain staff functions. We are also streamlining support functions and eliminating redundant systems and processes. At the same time, in addition to modernizing our air fleet, we are transforming our U.S. domestic express network by closing and realigning regional and district facilities, reorganizing pickup and delivery operations while maintaining our outstanding service levels, improving flight and crew scheduling, refining aircraft maintenance processes and improving fuel efficiency of our vehicle fleet. Internationally, we are working to improve the quality of our international revenue as customers continue to make more economical choices in a low-growth global economy by moving the line-haul of certain slower-moving shipments to third-party transportation providers and better leveraging capacity within our international network through, for example, the reduction of flights to and from Asia. Recent international acquisitions will also help drive increases in international domestic revenues. Lastly, we are improving revenue quality by adding value for our customers with innovative and market-leading solutions, such as expanding our small and medium-size customer base and adding services for vertical industries, including healthcare and aerospace. Our way forward is clear, as we continue to make FedEx Express an even leaner, more efficient business.

Customer Technology

We are a world leader in technology, and our founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx won first place in the category of Productivity Innovation, and ranked No. 14 overall on the 2014 InformationWeek Elite 100 list – a compilation of the top business technology innovators in the U.S.

Our technology strategy is driven by our desire for customer satisfaction. Through FedEx Services, we strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is the award-winning FedEx website, together with our customer integrated solutions.

The fedex.com website was launched nearly 20 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com website is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status and pay invoices. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments.

FedEx Mobile is a suite of services available on most web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® devices. The FedEx Mobile website has expanded to more than 220 countries and territories and 26 languages. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location information. FedEx Office has its own iPhone®, iPad® and Android™ apps that allow customers to print directly from their smartphones to any FedEx Office location in the U.S. or have the order delivered right to their door, while also allowing customers to get account-specific pricing, track print orders or packages, or find the nearest FedEx Office location. FedEx Office self-serve printers give customers even more flexibility by allowing direct USB access to print documents, as well as the ability to retrieve documents submitted via Google Cloud Print, HP ePrint, Breezy and Canon Forms & Print Services for Salesforce with a secure retrieval code. In addition, FedEx Office self-serve printers and mobile applications give customers the ability to login to their Google Drive, Box and Dropbox cloud accounts, select a document and print. We also use wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx innovation continued in 2014 with our FedEx Ship&Get® pilot program, which is a new shipping and delivery option available at select retail locations that allows customers to use stand-alone kiosks and lockers that are managed electronically to ship or pick up packages at their convenience.

Our e-commerce tools and solutions are designed to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. The FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players

•	The Title sponsor of the FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital

•	The National Football League (NFL), as its “Official Delivery Service Sponsor” and “Official Office Services Provider of the NFL”

•	FedExField in Washington, DC

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament

•	FedExForum in Memphis, TN

U.S. Postal Service Agreement

In 2013, we entered into a new seven-year agreement with the USPS for the provision of domestic air transportation services to the USPS for its First Class, Priority and Express Mail that runs through September 2020. We also provide transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (GXG) under a separate agreement.

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

We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for June 2014 was based on the average spot price for jet fuel published for April 2014. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and our trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2014 — 9%; 2013 — 12%; and 2012 — 14%. These percentages reflect certain fuel surcharge reductions that are associated with our annual base rate increases.

Operations

Our primary sorting facility, located in Memphis, serves as the center of our multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. In addition to these national hubs, we operate regional hubs in Newark, Oakland, Fort Worth and Greensboro and major metropolitan sorting facilities in Los Angeles and Chicago.

Facilities in Anchorage, Paris, Guangzhou, Cologne/Bonn and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Guangzhou, Paris, Cologne/Bonn and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.

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

FedEx Office offers retail access to our shipping services at all of its U.S. and Canadian retail locations. We also have alliances with certain other retailers to provide in-store drop-off sites. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Fuel Supplies and Costs

During 2014, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”

The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Total Revenues
2014	$3,506	13.5%
2013	3,683	14.0
2012	3,867	15.0
2011	3,178	13.2
2010	2,342	11.0

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

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional express delivery concerns, air freight forwarders and the USPS. Our principal international competitors are DHL, UPS, TNT Express, foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of our international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2014, we employed approximately 112,000 permanent full-time and approximately 50,000 permanent part-time employees, of which 13% are employed in the Memphis area. Our international employees in the aggregate represent 37% of all employees.

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

International. Our international authority permits us to carry cargo and mail from points in our U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. The right of a U.S. carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the U.S. and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair our ability to operate our air network in the most efficient manner. Additionally, global air cargo carriers, such as us, are subject to current and potential additional aviation security regulation by foreign governments.

Our operations outside of the U.S., such as our growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, our ability to compete effectively in parts of the international domestic transportation and logistics market.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all of our flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

Labor. All of our U.S. employees are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the U.S. at most of FedEx’s companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

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

Aircraft and Vehicles

As of May 31, 2014, our aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft) (1)

Boeing B777F	25	0	25		233,300
Boeing MD11	38	26	64		192,600
Boeing MD10-30	15	1	16		175,900
Boeing MD10-10	45	0	45		137,500
Boeing 767F	4	0	4		127,100
Airbus A300-600	35	36	71		106,600
Airbus A310-200/300	29	0	29		83,170
Boeing B757-200	106	0	106	(2)	63,000
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	243	0	243		2,830

Total	587	63	650

(1)	Maximum gross structural payload includes revenue payload and container weight.

(2)	Includes 18 aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

•

The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck (ACF) modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The B767Fs are two-engine, long-range, wide-bodied cargo aircraft.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s.

•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.

•	The ATR and Cessna 208 turbo-prop aircraft are leased to independent operators to support FedEx Express operations in areas where demand does not justify use of a larger aircraft.

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

At May 31, 2014, we operated approximately 55,000 ground transport vehicles, including pickup and delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2014, with the year of expected delivery:

	B757	B767F(1)	B777F (2)	Total

2015	13	12	—	25
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
2019	—	4	2	6
Thereafter	—	—	12	12

Total	13	48	18	79

(1)	As of May 31, 2014, our obligation to purchase four of these aircraft was conditioned upon there being no event that causes us and our employees to not be covered by the RLA.
(2)	As of May 31, 2014, our obligation to purchase nine of these aircraft was conditioned upon there being no event that causes us and our employees to not be covered by the RLA.

As of May 31, 2014, deposits and progress payments of $396 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 14 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2014, we operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour) (1)	Lessor	Lease Expiration Year

National
Memphis, Tennessee	784	3,663,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	448,935	63,000	City of Oakland	2036

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028 (5)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025 (6)

International
Anchorage, Alaska (2)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023

Paris, France (3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	7	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	873,006	64,000	Guangdong Airport Management Corp.	2029

Osaka, Japan (4)	17	425,206	9,000	New Kansai International Airport Co., Ltd.	2024

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

We own or lease 641 facilities for city station operations in the U.S. In addition, 618 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2014, we had approximately 40,000 Drop Boxes. We also have approximately 14,200 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, we had approximately 6,000 drop-off locations.

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

Management’s discussion and analysis of results of operations and financial condition is presented on pages 24 through 37 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 70 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2014 thereon, are presented on pages 40 through 69 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 38 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 39 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the fees Ernst & Young LLP billed FedEx for services provided during 2014 and 2013, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2014	2013

Audit fees	$9,518	$9,363
Audit-related fees	527	607
Tax fees	364	562
All other fees	7	3

Total	$10,416	$10,535

•

Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•

Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2014 and 2013 include fees for benefit plan audits and international accounting and reporting compliance.

•

Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $149,000 in 2014 and $192,000 in 2013.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2014 and 2013 include fees for online technical resources.

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

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2014 thereon, are listed on page 23 and presented on pages 40 through 69 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 14, 2014 thereon, is presented on pages 71 through 72 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.

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

FEDERAL EXPRESS CORPORATION

Dated: July 14, 2014	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2014

/s/ CATHY D. ROSS Cathy D. Ross	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	July 14, 2014

/s/ FREDERICK W. SMITH * Frederick W. Smith	Chairman of the Board of Directors	July 14, 2014

/s/ ROBERT B. CARTER * Robert B. Carter	Director	July 14, 2014

/s/ MICHAEL L. DUCKER * Michael L. Ducker	Executive Vice President and Chief Operating Officer and Director	July 14, 2014

/s/ T. MICHAEL GLENN * T. Michael Glenn	Director	July 14, 2014

Signature	Capacity	Date

/s/ ALAN B. GRAF, JR. * Alan B. Graf, Jr.	Director	July 14, 2014

/s/ JAMES R. PARKER * James R. Parker	Executive Vice President – Air Operations and Director	July 14, 2014

/s/ CHRISTINE P. RICHARDS * Christine P. Richards	Director	July 14, 2014

*By:	/s/ CATHY D. ROSS
	Cathy D. Ross Attorney-in-Fact	July 14, 2014

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2014 results compared to 2013, and 2013 results compared to 2012. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2015. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2014 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

DESCRIPTION OF BUSINESS

We are the world’s largest express transportation company. Our sister company FedEx Corporate Services, Inc. (“FedEx Services”) provides us and our other sister companies, including FedEx Ground Package System, Inc. (“FedEx Ground”), with customer-facing sales, marketing, information technology, communications and certain back-office support, as well as retail access for our customers through FedEx Office and Print Services, Inc. (“FedEx Office”) and customer service, technical support and billing and collection services through FedEx TechConnect, Inc.

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

Our aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, we have retired older, less efficient aircraft prior to required periodic maintenance events and have introduced newly manufactured aircraft into the fleet. In addition, our global air and ground network includes a fleet of 650 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2014 or ended May 31 of the year referenced and comparisons are to the prior year.

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

				Percent Change
	2014	2013	2012	2014/ 2013		2013/ 2012
Revenues:
Package:
U.S. overnight box	$6,555	$6,513	$6,546	1		(1)
U.S. overnight envelope	1,636	1,705	1,747	(4)		(2)
U.S. deferred	3,188	3,020	3,001	6		1

Total U.S. domestic package revenue	11,379	11,238	11,294	1		—
International priority	6,451	6,586	6,849	(2)		(4)
International economy	2,229	2,046	1,859	9		10

Total international export package revenue	8,680	8,632	8,708	1		(1)
International domestic(1)	1,446	1,398	853	3		64

Total package revenue	21,505	21,268	20,855	1		2
Freight:
U.S.	2,355	2,562	2,498	(8)		3
International priority	1,594	1,678	1,827	(5)		(8)
International airfreight	205	276	307	(26)		(10)

Total freight revenue	4,154	4,516	4,632	(8)		(3)
Other	389	409	279	(5)		47

Total revenues	26,048	26,193	25,766	(1)		2
Operating expenses:
Salaries and employee benefits	9,600	9,730	9,365	(1)		4
Purchased transportation	1,767	1,649	1,357	7		22
Rentals and landing fees	1,678	1,659	1,657	1		—
Depreciation and amortization	1,476	1,338	1,157	10		16
Fuel	3,943	4,129	4,304	(5)		(4)
Maintenance and repairs	1,177	1,239	1,327	(5)		(7)
Business realignment, impairment and other charges(2)	—	243	134	NM		NM
Intercompany charges(3)	2,000	2,344	2,163	(15)		8
Other(4)	3,264	3,308	3,054	(1)		8

Total operating expenses	24,905	25,639	24,518	(3)		5

Operating income	$1,143	$554	$1,248	106		(56)

Operating margin(5)	4.4%	2.1%	4.8%	230	bp	(270	)bp

Other income (expense):
Interest, net	22	42	34	(48)		24
Other, net	(106)	(88)	(45)	20		96

	(84)	(46)	(11)	83		NM

Income before income taxes	1,059	508	1,237	108		(59)

Provision for income taxes	355	178	429	99		(59)

Net income	$704	$330	$808	113		(59)

	Percent of Revenue
	2014	2013	2012
Operating expenses:
Salaries and employee benefits	36.9%	37.2%	36.3%
Purchased transportation	6.8	6.3	5.3
Rentals and landing fees	6.4	6.3	6.4
Depreciation and amortization	5.7	5.1	4.5
Fuel	15.1	15.8	16.7
Maintenance and repairs	4.5	4.7	5.2
Business realignment, impairment and other charges(2)	—	0.9	0.5
Intercompany charges(3)	7.7	9.0	8.4
Other(4)	12.5	12.6	11.9

Total operating expenses	95.6	97.9	95.2

Operating margin(5)	4.4%	2.1%	4.8%

(1)	International domestic revenues represent our international intra-country express operations including countries such as Mexico and Brazil.

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

(4)

Includes predominantly costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, insurance and advertising. 2012 includes reversal of a $66 million legal reserve that was initially recorded in 2011.

(5)

The direct and indirect charges described in notes (2) and (3) above reduced 2013 operating margin by 190 basis points. The charges and credit described in notes (2) and (4) above reduced 2012 operating margin by 30 basis points.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2014	2013	2012	2014/ 2013	2013/ 2012
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,164	1,134	1,146	3	(1)
U.S. overnight envelope	538	574	586	(6)	(2)
U.S. deferred	869	835	845	4	(1)

Total U.S. domestic ADV	2,571	2,543	2,577	1	(1)
International priority	410	421	421	(3)	—
International economy	170	155	138	10	12

Total international export ADV	580	576	559	1	3
International domestic(1)	819	785	495	4	59

Total ADV	3,970	3,904	3,631	2	8

Revenue per package (yield):
U.S. overnight box	$22.18	$22.52	$22.31	(2)	1
U.S. overnight envelope	11.97	11.66	11.65	3	—
U.S. deferred	14.44	14.18	13.87	2	2
U.S. domestic composite	17.42	17.33	17.12	1	1
International priority	61.88	61.28	63.47	1	(3)
International economy	51.75	51.77	52.77	—	(2)
International export composite	58.92	58.72	60.83	—	(3)
International domestic(1)	6.95	6.99	6.74	(1)	4
Composite package yield	21.32	21.36	22.44	—	(5)
Freight Statistics
Average daily freight pounds:
U.S.	7,854	7,612	7,487	3	2
International priority	2,922	3,048	3,303	(4)	(8)
International airfreight	798	1,066	1,171	(25)	(9)

Total average daily freight pounds	11,574	11,726	11,961	(1)	(2)

Revenue per pound (yield):
U.S.	$1.18	$1.32	$1.30	(11)	2
International priority	2.15	2.16	2.16	—	—
International airfreight	1.01	1.01	1.02	—	(1)
Composite freight yield	1.41	1.51	1.51	(7)	—

(1)	International domestic statistics represent our international intra-country express operations, including countries such as Mexico and Brazil.

Revenues

Our revenues decreased 1% in 2014 due to lower fuel surcharges, lower freight revenue, lower exchange rates and one fewer operating day, partially offset by revenue growth in our U.S. and international export package base business. In addition, the continuing demand shift from our priority international services to our economy international services dampened revenue growth.

Freight yields decreased 7% in 2014 due to lower fuel surcharges and lower rates. Freight average daily pounds decreased by 1% in 2014 due to weakness in global economic conditions and capacity reductions. U.S. domestic yields increased 1% in 2014 primarily due to higher rates and weight per package, partially offset by lower fuel surcharges. International export package revenues increased 1% in 2014 as base business growth was offset by lower fuel surcharges and the demand shift to our lower-yielding economy services. International priority yields increased 1% in 2014, while international priority volumes declined 3%. Within this category, volumes for lower-yielding distribution services declined, while international priority volumes, excluding these distribution services, increased 1%. International domestic average daily volumes increased 4% in 2014 primarily due to prior year international business acquisitions.

Our revenues increased 2% in 2013 primarily due to the impact of international acquisitions during the year. Core revenue growth was constrained by global economic conditions as revenue growth from higher international export volume was offset by decreased yields due to shifts in demand from our priority international services to our economy international services and lower rates. In 2013, international domestic revenues increased 64% due to acquisitions in Brazil, France and Poland. International export revenues were down in 2013 as revenue per package decreased 3% due to the demand shift to our lower-yielding economy services as well as lower rates, while volume increased 3% driven by our economy services. A decrease in U.S. domestic package volumes more than offset an increase in U.S. domestic package yield, resulting in slightly lower U.S. domestic package revenues in 2013. Total average daily freight pounds decreased 2% in 2013 due to weakness in economic global conditions.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2014	2013	2012
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.00%	10.00%	11.50%
High	10.50	14.50	16.50
Weighted-average	9.47	11.84	14.23

International Fuel Surcharges:
Low	12.00	12.00	13.50
High	19.00	20.50	23.00
Weighted-average	16.26	17.02	17.45

In January 2014, we implemented a 3.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services. In January 2013, we implemented a 5.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services, while we lowered our fuel surcharge index by two percentage points.

Operating Income

Our operating income and operating margin in 2014 were positively impacted by the inclusion in 2013 of costs associated with our business realignment program and an aircraft impairment charge as discussed below. In addition, our results in 2014 benefited from the revenue growth in our U.S. and international export package business, lower pension expense, our voluntary employee severance program and lower maintenance expense. These factors were partially offset by lower freight revenues, a significant negative net impact of fuel and higher depreciation expense. In addition, operating income in 2014 reflects one fewer operating day and year-over-year negative impact of severe weather.

In 2014, salaries and employee benefits decreased 1% due to lower pension expense, the delayed timing or absence of annual merit increases for many of our employees, benefits from our voluntary employee severance program and lower variable incentive compensation. Intercompany charges decreased 15% in 2014 due to the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services, as well as lower allocated sales and information technology costs. Depreciation and amortization expense increased 10% during 2014 as a result of $74 million of year-over-year incremental accelerated depreciation due to the shortened life of certain aircraft scheduled for retirement, and aircraft recently placed into service. Purchased transportation costs increased 7% in 2014 due to higher utilization of third-party transportation providers, including recent business acquisitions.

Our aircraft maintenance and repairs costs are largely driven by aircraft utilization and required periodic maintenance events. When newer aircraft are introduced into our operating fleet, less maintenance costs are incurred. As a part of our fleet modernization program, we have retired older, less efficient aircraft prior to required periodic maintenance events and have introduced newer aircraft into the fleet. Our maintenance and repairs costs decreased 5% in 2014 due to network reductions and the benefits from the retirement of aircraft and related engines, as well as the timing of major maintenance events. Maintenance and repairs costs decreased 7% in 2013 due to the benefits from the retirement of aircraft and related engines, as well as the timing of major maintenance events.

Fuel costs decreased 5% in 2014 due to lower aircraft fuel prices and usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a significant negative impact on operating income in 2014. This analysis considers the estimated impact of the reduction in fuel surcharges included in the base rates charged for our services.

Our operating results in 2013 were negatively impacted by $401 million of costs associated with our business realignment program, both directly and through intercompany allocations. Additionally, results for 2013 were negatively impacted by a $100 million impairment charge as a result of the decision to retire 10 aircraft and related engines from service. We incurred $69 million in year-over-year incremental accelerated depreciation costs in 2013 due to the decision in 2012 to shorten the lives of certain aircraft scheduled for retirement. Operating income and operating margin also decreased in 2013 due to the demand shift toward lower-yielding international services. Operating comparisons were also impacted by an aircraft impairment charge in 2012 and a reversal of a legal reserve that was initially recorded in 2011.

Salaries and benefits increased 4% in 2013 due to international acquisitions during the year and higher pension costs, partially offset by lower incentive compensation accruals. Purchased transportation costs increased 22% in 2013 due to international acquisitions. Other operating expenses increased 8% due to the impact of international acquisitions and the negative year-over-year comparison of the legal reserve accrual reversal in 2012. Depreciation and amortization expense increased 16% in 2013 as a result of additional aircraft placed into service and accelerated depreciation due to the shortened life of certain aircraft.

Fuel costs decreased 4% in 2013 due to lower jet fuel prices and lower aircraft fuel usage. Based on a static analysis of the net impact of year-over-year changes in fuel prices compared to year-over-year changes in fuel surcharges, fuel had a slightly positive impact in 2013.

Other Income and Expense and Income Taxes

Net interest income decreased in 2014 primarily due to a decrease in capitalized interest related to progress payments on aircraft purchases. Other expense increased in 2014 primarily due to higher management fees from FedEx. Other expense increased in 2013 primarily driven by foreign currency translation due to global currency volatility and higher management fees from FedEx.

Our effective tax rate was 33.6% in 2014, 35.0% in 2013 and 34.6% in 2012. Our 2013 and 2012 rates were negatively impacted by the allocation of operating costs from FedEx Office. Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service audit of our 2007-2009 consolidated income tax returns. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 3.8% benefit to our 2014 effective tax rate. Our cumulative permanently reinvested foreign earnings were $1.6 billion at the end of 2014 and $1.3 billion at the end of 2013.

The components of the provision for federal income taxes for the years ended May 31 were as follows (in millions):

	2014	2013	2012
Current	$(79)	$(123)	$(510)
Deferred	208	180	753

Total Federal Provision	$129	$57	$243

Our current federal income tax expenses in 2012, and to a lesser extent 2013 and 2014, were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation benefits accelerated into an earlier year are foregone in later years.

For 2015, we expect our effective tax rate to be between 35.0% and 36.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income. We also expect our current federal income tax expense to increase in 2015 due to expected higher earnings, along with other items such as lower accelerated depreciation benefits.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and global tax profile can be found in Note 9 of the accompanying consolidated financial statements.

Business Acquisitions

On May 1, 2014, we expanded our international service offerings by completing our acquisition of the businesses operated by our previous service provider Supaswift (Pty) Ltd. in seven countries in Southern Africa, for $36 million in cash from operations. A significant amount of the purchase price was allocated to goodwill. This acquisition gives us an established regional ground network and extensive knowledge of the Southern African region.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million.

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million.

These acquisitions were completed using cash from operations. The financial results of these acquired businesses are included in our results from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Profit Improvement Programs

During 2013, FedEx announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services targeting annual profitability improvement of $1.6 billion at FedEx Express. We expect the majority of the benefits from our profit improvement programs to occur in 2015 and 2016 as our various cost reduction and efficiency initiatives gain traction. Our plans position us to exit 2016 with a run rate of $1.6 billion in additional operating profit from the 2013 base business. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand.

During 2014, FedEx completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. Costs of the benefits provided under the voluntary employee severance program were recognized in 2013 when eligible employees accepted their offers. Payments under this program were made at the time of departure.

The direct costs of the program are included in the caption “Business realignment, impairment and other charges” while the allocated costs are included in the caption “Intercompany charges” in our consolidated statements of income. Also included in those captions are other external costs directly attributable to our business realignment activities, such as professional fees. See Note 1 of the accompanying consolidated financial statements for further discussion of the voluntary employee severance program.

In addition, actions in 2012 and 2013 related to aircraft fleet modernization resulted in a depreciation expense increase of $69 million in 2013 and an additional $74 million in year-over-year accelerated depreciation expense in 2014.

In 2013, we retired from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines, to align with our plans to modernize our aircraft fleet and improve our global network. As a consequence of this decision, a noncash impairment charge of $100 million was recorded in 2013. All of these aircraft were temporarily idled and not in revenue service.

Outlook

We expect our revenues and earnings to increase during 2015 primarily due to improved U.S. domestic and international export package yields, as we continue to focus on revenue quality while managing costs. In addition, we expect operating income to improve through ongoing execution of our profit improvement programs, including managing network capacity to match customer demand, reducing structural costs, modernizing our fleet and driving productivity increases throughout our U.S. and international operations. These benefits will be partially offset by higher maintenance expense due to the timing of engine maintenance events, higher salaries and wages as we reinstate merit increases for many employees, and higher depreciation expense driven by ongoing accelerated depreciation due to fleet modernization.

Capital expenditures are expected to increase in 2015 driven by our aircraft fleet modernization programs. In connection with our profit improvement program, we will continue to modernize our aircraft fleet during 2015 by adding newer aircraft that are more reliable, fuel-efficient and technologically advanced, and retiring older, less-efficient aircraft.

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

Contractual Cash Obligations

Our expected capital expenditures for 2015 include $1.6 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries. We have several aircraft modernization programs underway which are supported by the purchase of B777F, Boeing 767-300 Freighter (“B767F”) and Boeing 757 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2014, we entered into an agreement to purchase two B767F aircraft, the delivery of which will occur in 2016 and 2017. We also deferred 11 existing options to purchase B777F aircraft by two years. Additionally in 2014, we entered into supplemental agreements to purchase 16 B757 option aircraft pursuant to an agreement originally entered into in March 2013, the delivery of which began in 2014 and will continue through 2015.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 8 of our consolidated financial statements.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under US GAAP (and International Financial Reporting Standards). This standard will be effective for us beginning in fiscal 2018. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

RISK FACTORS

Our financial and operating results are subject to many risks and uncertainties, as described below.

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy and the typically more volatile economies of emerging markets. In 2014, we saw a continued customer preference for slower, less costly shipping services – particularly for international shipments – which had a negative impact on our profitability.

Our business depends on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and ethics. The FedEx brand name and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees or agents, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as YouTube and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to defend against. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of the FedEx brand.

We rely heavily on information and technology to operate our transportation and business networks, and any disruption to FedEx’s technology infrastructure or the Internet could harm our operations and our reputation among customers. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers. External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate FedEx’s networks, data leakage and human error, pose a direct threat to FedEx’s services and data. Any disruption to the Internet or FedEx’s complex, global technology infrastructure, including those impacting FedEx’s computer systems and fedex.com, could adversely impact our customer service, volumes and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While FedEx has invested and continues to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate FedEx from technology disruptions or data loss and the resulting adverse effect on our operations and financial results. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.

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

Our business is capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, vehicles, technology, package handling facilities, sort equipment and other assets to support our network. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels. For example, in 2013, we made a decision to retire from service certain aircraft and excess aircraft engines and thus recorded a noncash impairment charge of $100 million.

We face intense competition. The express transportation market is both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, over the past three years, we have acquired businesses in Europe, Latin America and Africa. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

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

We may not be able to achieve our profit improvement goal by the end of 2016. In 2013, we announced profit improvement programs that include cost reductions, modernization of our aircraft fleet, transformation of our U.S. domestic operations and international profit improvements. To this end, we retired from service 10 aircraft and related engines, and we shortened the depreciable lives of an additional 76 aircraft and related engines, in an effort to modernize our aircraft fleet and improve our global network. Additionally, during 2014, we completed a voluntary buyout program offering cash buyouts to eligible U.S.-based employees. We will continue to work towards our goal of annual profitability improvement of $1.6 billion by the end of 2016. Our ability to achieve this objective is dependent on a number of factors, including the health of the global economy and future customer demand. In light of these factors, we may not be able to achieve our goal.

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

The regulatory environment for global aviation or other transportation rights may impact our operations. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our growing international domestic operations are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, our ability to compete effectively in parts of the international domestic transportation and logistics market. Regulatory actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our network.

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, during 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all our flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

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

•

the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our business resulting from new domestic or international government laws and regulation;

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, the British pound and Canadian dollar, which can affect our sales levels and foreign currency sales prices;

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

•

governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles and aircraft;

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2014.

The effectiveness of our internal control over financial reporting as of May 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in owner’s equity and cash flows for each of the three years in the period ended May 31, 2014 of Federal Express Corporation and our report dated July 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in owner’s equity and cash flows for each of the three years in the period ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated July 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2014

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$858	$769
Receivables, less allowances of $80 and $84	1,705	1,595
Spare parts, supplies and fuel, less allowances of $211 and $204	395	385
Deferred income taxes	401	359
Due from parent company and other FedEx subsidiaries	502	430
Prepaid expenses and other	103	94

Total current assets	3,964	3,632

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	15,632	14,716
Package handling and ground support equipment	2,861	2,713
Vehicles	2,279	2,173
Computer and electronic equipment	865	832
Facilities and other	4,115	3,950

	25,752	24,384
Less accumulated depreciation and amortization	12,272	11,538

Net property and equipment	13,480	12,846

OTHER LONG-TERM ASSETS
Goodwill	1,561	1,526
Other assets	959	959

Total other long-term assets	2,520	2,485

	$19,964	$18,963

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2014	2013
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Accrued salaries and employee benefits	$902	$990
Accounts payable	1,394	1,270
Accrued expenses	1,019	972
Due to other FedEx subsidiaries	910	1,064

Total current liabilities	4,225	4,296

LONG-TERM DEBT, LESS CURRENT PORTION	239	240

OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,196	2,833
Pension, postretirement healthcare and other benefit obligations	1,208	1,120
Self-insurance accruals	667	650
Deferred lease obligations	643	683
Deferred gains, principally related to aircraft transactions	203	223
Other liabilities	96	100

Total other long-term liabilities	6,013	5,609

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	8,944	8,246
Accumulated other comprehensive loss	(65)	(36)

Total owner’s equity	9,487	8,818

	$19,964	$18,963

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS)

	Years ended May 31,
	2014	2013	2012

REVENUES	$26,048	$26,193	$25,766

OPERATING EXPENSES:
Salaries and employee benefits	9,600	9,730	9,365
Purchased transportation	1,767	1,649	1,357
Rentals and landing fees	1,678	1,659	1,657
Depreciation and amortization	1,476	1,338	1,157
Fuel	3,943	4,129	4,304
Maintenance and repairs	1,177	1,239	1,327
Business realignment, impairment and other charges	—	243	134
Intercompany charges	2,000	2,344	2,163
Other	3,264	3,308	3,054

	24,905	25,639	24,518

OPERATING INCOME	1,143	554	1,248

OTHER INCOME (EXPENSE):
Interest income	22	42	34
Other, net	(106)	(88)	(45)

	(84)	(46)	(11)

INCOME BEFORE INCOME TAXES	1,059	508	1,237

PROVISION FOR INCOME TAXES	355	178	429

NET INCOME	$704	$330	$808

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2014	2013	2012

NET INCOME	$704	$330	$808

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax expense of $1 in 2014 and tax benefit of $13 and $22 in 2013 and 2012	(23)	36	(84)
Amortization of unrealized pension actuarial (losses) gains and other, net of tax benefit of $6, $14, and $42	(6)	(2)	(104)

	(29)	34	(188)

COMPREHENSIVE INCOME	$675	$364	$620

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2014	2013	2012
Operating Activities:
Net income	$704	$330	$808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,476	1,338	1,157
Provision for uncollectible accounts	100	135	117
Deferred income taxes and other noncash items	246	128	734
Business realignment, impairment and other charges	—	174	134
Changes in assets and liabilities:
Receivables	(179)	(12)	(194)
Other current assets	(104)	44	152
Accounts payable and other liabilities	(129)	845	16
Other, net	(1)	3	(5)

Cash provided by operating activities	2,113	2,985	2,919

Investing Activities:
Capital expenditures	(1,985)	(2,055)	(2,680)
Proceeds from asset dispositions and other	3	25	11
Business acquisitions, net of cash acquired	(36)	(483)	(116)

Cash used in investing activities	(2,018)	(2,513)	(2,785)

Financing Activities:
Principal payments on debt	(4)	(417)	(29)

Cash used in financing activities	(4)	(417)	(29)

Effect of exchange rate changes on cash	(2)	2	(19)

Net increase in cash and cash equivalents	89	57	86
Cash and cash equivalents at beginning of period	769	712	626

Cash and cash equivalents at end of period	$858	$769	$712

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity

Balance at May 31, 2011	$—	$608	$7,107	$118	$7,833

Net income	—	—	808	—	808
Other comprehensive loss, net of tax of $64	—	—	—	(188)	(188)
Transfer from other FedEx subsidiaries	—	—	1	—	1

Balance at May 31, 2012	—	608	7,916	(70)	8,454

Net income	—	—	330	—	330
Other comprehensive gain, net of tax of $27	—	—	—	34	34

Balance at May 31, 2013	—	608	8,246	(36)	8,818

Net income	—	—	704	—	704
Other comprehensive loss, net of tax of $5	—	—	—	(29)	(29)
Transfer to other FedEx subsidiaries	—	—	(6)	—	(6)

Balance at May 31, 2014	$—	$608	$8,944	$(65)	$9,487

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2014 or ended May 31 of the year referenced.

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

ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FedEx TechConnect records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at May 31, 2014 and $1.6 billion at May 31, 2013. See Note 16 for further discussion of this arrangement.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $85 million in 2014, $109 million in 2013 and $102 million in 2012. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. Additionally, allowances for obsolescence are provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change, although historically changes in these estimates have been minimal. Supplies are reported at standard cost and fuel is reported at weighted average cost.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements, which became effective June 1, 2014, will result in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable. The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2014	2013
Wide-body aircraft and related equipment	15 to 30 years	$7,223	$7,191
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,639	2,284
Package handling and ground support equipment	5 to 30 years	723	676
Vehicles	3 to 12 years	913	798
Computer and electronic equipment	2 to 10 years	212	224
Facilities and other	2 to 30 years	1,770	1,673

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. This evaluation may result in changes in the estimated lives and residual values as it did in 2013 and 2012 with certain aircraft. In May 2013, we made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In May 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we had an additional $74 million in year-over-year depreciation expense in 2014.

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.5 billion in 2014, $1.3 billion in 2013 and $1.2 billion in 2012. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $25 million in 2014, $43 million in 2013 and $80 million in 2012.

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate an integrated transportation network, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level, for our analysis of impairment.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. At May 31, 2014, we had 10 aircraft temporarily idled, one of which was fully depreciated. These aircraft have been idled for an average of three months and are expected to return to revenue service.

In 2013, we retired from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines. As a consequence of this decision, a noncash impairment charge of $100 million was recorded in 2013. All of these aircraft were temporarily idled and not in revenue service.

In 2012, we retired from service 18 Airbus A310-200 aircraft and 26 related engines, as well as six Boeing MD10-10 aircraft and 17 related engines. As a consequence of this decision, a noncash impairment charge of $134 million was recorded in 2012.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of our company is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value with its carrying value (including attributable goodwill). Fair value is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter, and at May 31, 2014 we do not believe that our goodwill is at risk.

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The noncurrent portion of our income tax liabilities and accrued interest and penalties are recorded in the caption “Other liabilities” in the accompanying consolidated balance sheets.

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. Accruals are primarily based on the actuarially estimated cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

LEASES. We lease certain aircraft, facilities, equipment and vehicles under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage, principally related to aircraft leases. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.

DEFERRED GAINS. Gains on the sale and leaseback of aircraft and other property and equipment are deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains are related to aircraft transactions.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $39 million in 2014, $36 million in 2013 and $33 million in 2012.

BUSINESS REALIGNMENT COSTS. During 2013, FedEx announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services and completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. Costs of the benefits provided under the voluntary program were recognized as special termination benefits in the period that eligible employees accepted their offers. Payments under this program were made at the time of departure.

The voluntary buyout program included voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay. Eligible employees vacated positions in phases during 2013 and 2014.

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

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; loss contingencies; litigation claims; and impairment assessments on long-lived assets (including goodwill).

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2: RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

On June 1, 2013, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. We have adopted this guidance by including expanded accumulated other comprehensive income disclosure requirements in Note 8 of our consolidated financial statements.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under US GAAP (and International Financial Reporting Standards). This standard will be effective for us beginning in fiscal 2018. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2014 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

On May 1, 2014, we expanded our international service offerings by completing our acquisition of the businesses operated by our previous service provider Supaswift (Pty) Ltd. in seven countries in Southern Africa, for $36 million in cash from operations. A significant amount of the purchase price was allocated to goodwill. This acquisition gives us an established regional ground network and extensive knowledge of the Southern African region.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million.

In 2012, we completed our acquisition of Servicios Nacionales Mupa, S.A. de C.V. (MultiPack), a Mexican domestic express package delivery company, for $128 million.

These acquisitions were completed using cash from operations. The financial results of these acquired businesses are included our results from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill and changes therein are as follows (in millions):

Balance as of May 31, 2012	$1,155

Goodwill acquired(1)	351
Purchase adjustments and other(2)	20

Balance as of May 31, 2013	1,526

Goodwill acquired(1)	24
Purchase adjustments and other(2)	11

Balance as of May 31, 2014(3)	$1,561

(1)

Goodwill acquired relates to the acquisitions of transportation companies in Poland, France and Brazil in 2013 and the acquisition of transportation companies in Southern Africa in 2014. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments and acquired goodwill related to immaterial acquisitions.
(3)	We do not have any accumulated impairment losses associated with our goodwill.

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $56 million at May 31, 2014 and $63 million at May 31, 2013. Amortization expense for intangible assets was $15 million in 2014, $22 million in 2013 and $11 million in 2012. Estimated amortization expense is expected to be immaterial in 2015 and beyond.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2014	2013

Accrued Salaries and Employee Benefits
Salaries	$200	$216
Employee benefits, including variable compensation	221	298
Compensated absences	481	476

	$902	$990

Accrued Expenses
Self-insurance accruals	$313	$313
Taxes other than income taxes	247	266
Other	459	393

	$1,019	$972

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2014, are as follows (in millions):

	May 31,
	2014	2013
Senior unsecured debt
Interest rate of 7.60%, due in 2098	$239	$239

	239	239
Capital lease obligations	—	1

	239	240

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had estimated fair values of $326 million at May 31, 2014 and $344 million at May 31, 2013. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2014 of $352 million issued on our behalf by FedEx and $376 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2046. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2014 and May 31, 2013. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2014	2013	2012

Minimum rentals	$1,292	$1,287	$1,279
Contingent rentals(1)	138	123	133

	$1,430	$1,410	$1,412

(1)	Contingent rentals are based on equipment usage.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2015	$448	$802	$1,250
2016	453	661	1,114
2017	392	831	1,223
2018	326	517	843
2019	273	446	719
Thereafter	550	3,771	4,321

Total	$2,442	$7,028	$9,470

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2014 and 2013. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2014 was approximately seven years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2014	2013	2012
Foreign currency translation gain (loss):
Balance at beginning of period	$90	$54	$138
Translation adjustments	(23)	36	(84)

Balance at end of period	67	90	54

Retirement plans adjustments:
Balance at beginning of period	(126)	(124)	(20)
Net loss and other arising during period	(11)	(6)	(99)
Reclassifications from AOCI	5	4	(5)

Balance at end of period	(132)	(126)	(124)

Accumulated other comprehensive loss at end of period	$(65)	$(36)	$(70)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this disclosure.

NOTE 9: INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2014	2013	2012
Current provision (benefit)
Domestic:
Federal	$(79)	$(123)	$(510)
State and local	(7)	(6)	6
Foreign	184	159	174

	98	30	(330)

Deferred provision (benefit)
Domestic:
Federal	208	180	753
State and local	30	9	6
Foreign	19	(41)	—

	257	148	759

	$355	$178	$429

Our current federal income tax expenses in 2012, and to a lesser extent 2013 and 2014, were significantly reduced by accelerated depreciation deductions we claimed under provisions of the American Taxpayer Relief Act of 2013 and the Tax Relief and the Small Business Jobs Acts of 2010. Those Acts, designed to stimulate new business investment in the U.S., accelerated our depreciation deductions for qualifying investments, such as our Boeing 777 Freighter (“B777F”) aircraft. These were timing benefits only, in that depreciation accelerated into an earlier year is foregone in later years.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-tax earnings (loss) of foreign operations for 2014, 2013 and 2012 were $367 million, $(84) million and $308 million, respectively. These amounts represent only a portion of total results associated with international shipments and accordingly, do not represent our international results of operations.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended May 31 was as follows:

	2014	2013	2012

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Allocation of FedEx Office and Print Services, Inc. operating costs	(0.1)	1.2	1.2
State and local income taxes, net of federal benefit	1.4	0.3	0.7
Foreign operations	(3.6)	(4.7)	(3.3)
Non-deductible expenses	2.5	5.4	2.5
Other, net	(1.6)	(2.2)	(1.5)

Effective tax rate	33.6%	35.0%	34.6%

Our 2013 and 2012 rates were negatively impacted by the allocation of operating costs from FedEx Office and Print Services, Inc. Our 2012 rate was favorably impacted by the conclusion of the Internal Revenue Service (“IRS”) audit of our 2007-2009 consolidated income tax returns.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$117	$2,884	$154	$2,795
Employee benefits	578	10	566	10
Self-insurance accruals	343	—	338	—
Other	200	1,140	165	983
Net operating loss/credit carryforwards	275	—	252	—
Valuation allowances	(194)	—	(161)	—

	$1,319	$4,034	$1,314	$3,788

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2014	2013

Current deferred tax assets	$401	$359
Noncurrent deferred tax assets(1)	80	—
Noncurrent deferred tax liabilities	(3,196)	(2,833)

	$(2,715)	$(2,474)

(1)	Noncurrent deferred tax assets are included in the line item Other Assets in our consolidated Balance Sheet.

We have $885 million of net operating loss carryovers in various foreign jurisdictions and $150 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2015. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.6 billion at the end of 2014 and $1.3 billion at the end of 2013. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2014, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a 3.8% benefit to our effective tax rate. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $471 million at the end of 2014 and $420 million at the end of 2013.

As a U.S. airline, we are required by Federal Aviation Administration and other rules to conduct our air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. We are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. We typically use cash generated overseas to fund these investments and have a foreign holding company which manages our investments in several foreign operating companies.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. The IRS has completed its examination of our 2010 and 2011 federal income tax returns with insignificant adjustments taken to appeals. The IRS is currently examining our 2012 and 2013 tax returns. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2014	2013	2012

Balance at beginning of year	$44	$45	$56
Increases for tax positions taken in the current year	1	1	4
Increases for tax positions taken in prior years	1	3	2
Decreases for tax positions taken in prior years	(4)	(2)	(30)
Settlements	(4)	(7)	(1)
Increases due to acquisitions	—	4	15
Decreases from lapse of statute of limitations	(4)	(2)	—
Changes due to currency translation	(1)	2	(1)

Balance at end of year	$33	$44	$45

Our liabilities recorded for uncertain tax positions include $30 million at May 31, 2014 and $41 million at May 31, 2013 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $17 million on May 31, 2014 and $27 million on May 31, 2013. Total interest and penalties included in our consolidated statements of income are immaterial.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between the U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually or collectively material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will have a material effect on us.

NOTE 10: RETIREMENT PLANS

RETIREMENT PLANS SPONSORED BY FEDEX

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality, and retirement ages. These assumptions most significantly impact our U.S. domestic pension plan.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2014	2013	2012
Pension plans sponsored by FedEx	$268	$431	$321
Other U.S. domestic and international pension plans	54	46	43
U.S. domestic and international defined contribution plans	237	233	220
U.S. domestic and international postretirement healthcare plans	62	62	56

	$621	$772	$640

PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index and corporate bond rates. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. Our employees comprise approximately 72% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2014.

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2014	2013	2012

Discount rate used to determine benefit obligation	4.60%	4.79%	4.44%
Discount rate used to determine net periodic benefit cost	4.79	4.44	5.76
Rate of increase in future compensation levels used to determine benefit obligation	4.56	4.54	4.62
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.54	4.62	4.58
Expected long-term rate of return on assets	7.75	8.00	8.00

We incurred a net periodic benefit cost of $258 million in 2014, $420 million in 2013 and $308 million in 2012, for our participation in the FedEx Plan. Pension costs in 2014 were lower than 2013 due to the favorable impact of a higher discount rate at our May 31, 2013 measurement date and higher returns on plan assets. Pension costs in 2013 were higher than 2012 due to the negative impact of a significantly lower discount rate at our May 31, 2012 measurement date.

Information regarding the funded status of the FedEx Plan at May 31 was as follows (in millions):

	2014	2013
Projected benefit obligation (“PBO”)	$22,737	$20,922
Fair value of plan assets	20,814	18,526

Funded status	$(1,923)	$(2,396)

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 31% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $236 million at May 31, 2014 and $274 million at May 31, 2013 and PBOs aggregating approximately $237 million at May 31, 2014 and $278 million at May 31, 2013 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.

DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan. Pilots are covered under a 401(a) money purchase pension plan, as well as their own 401(k) plan. Expense for our employees under these plans was $237 million in 2014, $233 million in 2013 and $220 million in 2012.

RETIREMENT PLANS SPONSORED BY FEDEX EXPRESS

PENSION PLANS. We also sponsor nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The nonqualified benefit plans are not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants. The international defined benefit pension plans provide benefits primarily based on earnings and years of service and are funded in compliance with local laws and practices. Beginning April 6, 2012, the United Kingdom pension plan formula changed for future benefit accruals to a cash balance formula, which is expressed as an amount in a notional account that grows with annual credits based on pay and interest on the notional account balance and is converted to a pension with an insurance company at retirement. Prior benefits were accrued using a traditional pension formula (based on final earnings and years of service). In addition, employees earning benefits under the cash balance design are eligible to contribute into a defined contribution plan where the company matches 200% of the employee’s contribution up to 6%. For the plans sponsored by us, our assets are primarily invested in equities and fixed income securities.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2014 and a statement of the funded status as of May 31, 2014 and 2013 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2014	2013	2014	2013

Accumulated Benefit Obligation (“ABO”)	$722	$627

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$763	$659	$659	$644
Service cost	39	32	30	33
Interest cost	29	27	32	29
Actuarial loss (gain)	20	71	5	(25)
Benefits paid	(22)	(20)	(60)	(52)
Settlements	(2)	(1)	—	—
Participant contributions	3	3	33	26
Other	45	(8)	—	4

PBO/APBO at the end of year	$875	$763	$699	$659

Change in Plan Assets
Fair value of plan assets at the beginning of year	$386	$322	$—	$—
Actual return on plan assets	24	54	—	—
Company contributions	36	39	27	26
Benefits paid	(22)	(20)	(60)	(52)
Settlements	(2)	(1)	—	—
Other	41	(8)	33	26

Fair value of plan assets at the end of year	$463	$386	$—	$—

Funded Status of the Plans	$(412)	$(377)	$(699)	$(659)

Amount Recognized in the Balance Sheet at May 31: Noncurrent asset	$5
Current pension, postretirement healthcare and other benefit obligations	(10)	$(11)	$(31)	$(30)
Noncurrent pension, postretirement healthcare and other benefit obligations	(407)	(366)	(668)	(629)

Net amount recognized	$(412)	$(377)	$(699)	$(659)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss (gain)	$229	$207	$(13)	$(18)
Prior service (credit) cost and other	(28)	(27)	1	1

Total	$201	$180	$(12)	$(17)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$11	$10	$—	$—
Prior service credit and other	(3)	(3)	—	—

Total	$8	$7	$—	$—

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2014	2013
Pension Benefits
Fair value of plan assets	$99	$386
PBO	(516)	(763)

Net funded status	$(417)	$(377)

	ABO Exceeds the Fair Value of Plan Assets
	2014	2013
Pension Benefits
ABO(1)	$364	$599

Fair value of plan assets	98	357
PBO	(515)	(733)

Net funded status	$(417)	$(376)

(1)	ABO not used in determination of funded status.

In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2014	2013	2012	2014	2013	2012

Service cost	$39	$32	$29	$30	$33	$28
Interest cost	29	27	27	32	29	29
Expected return on plan assets	(22)	(21)	(20)	—	—	—
Recognized actuarial losses (gains) and other	8	8	7	—	—	(1)

Net periodic benefit cost	$54	$46	$43	$62	$62	$56

Amounts recognized in OCI for the years ended May 31 were as follows (in millions):

	2014				2013
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Net loss (gain) and other arising during period	$17	$10	$2	$1	$38	$26	$(15)	$(20)
Amortizations:
Actuarial (losses) gains and other	(7)	(5)	—	—	(7)	(4)	—	—

Total recognized in OCI	$10	$5	$2	$1	$31	$22	$(15)	$(20)

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average actuarial assumptions for the plans sponsored by us were as follows:

	Pension Plans			Postretirement Healthcare Plans
	2014	2013	2012	2014	2013	2012

Discount rate used to determine benefit obligation	3.59%	3.66%	4.08%	4.74%	4.91%	4.55%
Discount rate used to determine net periodic benefit cost	3.66	4.08	4.79	4.91	4.55	5.67
Rate of increase in future compensation levels used to determine benefit obligation	3.38	3.30	3.00	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	3.30	3.00	4.02	—	—	—
Expected long-term rate of return on assets	5.14	6.41	6.52	—	—	—

Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	Pension Plans	Postretirement Healthcare Plans
2015	$24	$31
2016	25	32
2017	28	34
2018	29	35
2019	31	37
2020-2024	199	217

We expect to make pension plan contributions in 2015 approximating $37 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.5% during 2015, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2014 or 2014 benefit expense because the level of these benefits is capped.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2014	2013	2012
Package:
U.S. overnight box	$6,555	$6,513	$6,546
U.S. overnight envelope	1,636	1,705	1,747
U.S. deferred	3,188	3,020	3,001

Total U.S. domestic package revenue	11,379	11,238	11,294
International priority	6,451	6,586	6,849
International economy	2,229	2,046	1,859

Total international export package revenue	8,680	8,632	8,708

International domestic(1)	1,446	1,398	853

Total package revenue	21,505	21,268	20,855

Freight:
U.S.	2,355	2,562	2,498
International priority	1,594	1,678	1,827
International airfreight	205	276	307

Total freight revenue	4,154	4,516	4,632

Other	389	409	279

	$26,048	$26,193	$25,766

GEOGRAPHICAL INFORMATION(2)

Revenues:
U.S.	$13,775	$13,837	$13,821
International	12,273	12,356	11,945

	$26,048	$26,193	$25,766

Noncurrent assets:
U.S.	$13,317	$12,717	$12,206
International	2,683	2,614	1,928

	$16,000	$15,331	$14,134

(1)	International domestic revenues represent our international intra-country express operations, including countries such as Mexico and Brazil.

(2)

International revenue includes shipments that either originate in or are destined to locations outside the United States. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes for the years ended May 31 was as follows (in millions):

	2014	2013	2012
Cash payments for:
Income taxes	$235	$243	$256
Income tax refunds received	(182)	(213)	(546)

Cash tax payments, net	$53	$30	$(290)

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

We provide guarantees on certain FedEx unsecured debt instruments aggregating $4.5 billion at May 31, 2014, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2014, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as operating leases. We have unconditionally guaranteed $528 million in principal of these bonds (with total future principal and interest payments of approximately $649 million as of May 31, 2014) through these leases.

NOTE 14: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2014 were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2015	$1,147	$61	$1,208
2016	1,248	34	1,282
2017	956	24	980
2018	1,368	21	1,389
2019	859	8	867
Thereafter	4,498	81	4,579

	$10,076	$229	$10,305

(1)	Primarily advertising and promotions contracts.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

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

During 2014, we entered into an agreement with The Boeing Company for the purchase of two B767F aircraft, the delivery of which will occur in 2016 and 2017. We also deferred 11 existing options to purchase B777F aircraft by two years. Additionally in 2014, we entered into supplemental agreements to purchase 16 B757 option aircraft pursuant to an agreement originally entered into in March 2013, the delivery of which began in 2014 and will continue through 2015.

We had $396 million in deposits and progress payments as of May 31, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the B757 aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2014, with the year of expected delivery:

	B757	B767F	B777F	Total

2015	13	12	—	25
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
2019	—	4	2	6
Thereafter	—	—	12	12

Total	13	48	18	79

NOTE 15: CONTINGENCIES

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On January 14, 2014, the U.S. Department of Justice (“DOJ”) issued a Grand Jury Subpoena to FedEx Express relating to an asbestos matter previously investigated by the U.S. Environmental Protection Agency. On May 1, 2014, the DOJ informed us that it had determined to continue to pursue the matter as a criminal case, citing seven asbestos-related regulatory violations associated with removal of roof materials from a hangar in Puerto Rico during cleaning and repair activity, as well as violation of waste disposal requirements. Loss is reasonably possible, however, the amount of any loss is expected to be immaterial.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011, and the matter remains pending before the court. In February 2011, shortly after the initial lawsuit was filed, we received a demand for the production of information and documents in connection with a civil investigation by the DOJ into the policies and practices of FedEx and UPS for dealing with third-party consultants who work with shipping customers to negotiate lower rates. In November 2012, the DOJ served a civil investigative demand on the third-party consultant seeking all pleadings, depositions and documents produced in the lawsuit. We are cooperating with the investigation, do not believe that we have engaged in any anti-competitive activities and will vigorously defend ourselves in any action that may result from the investigation. While the litigation proceedings and the DOJ investigation move forward, and the amount of loss, if any, is dependent on a number of factors that are not yet fully developed or resolved, the amount of any loss is expected to be immaterial.

We have received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. We responded to grand jury subpoenas issued in June 2008 and August 2009 and to periodic subsequent requests for additional information related to those subpoenas, and we continue to respond and cooperate with the investigation. We believe that our employees have acted in good faith at all times. We do not believe that we have engaged in any illegal activities and will vigorously defend ourselves in any action that may result from the investigation. The investigation may lead to a criminal indictment and, if we are convicted, remedies could include fines, penalties, financial forfeiture and compliance conditions. We cannot estimate the amount or range of loss, if any, as such analysis would depend on facts and law that are not yet fully developed or resolved.

On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. Given the early stage of this matter, we cannot yet determine the amount or range of potential loss; however, it is reasonably possible that it could be material.

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

We maintain an accounts receivable arrangement with FedEx TechConnect. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at May 31, 2014 and $1.6 billion at May 31, 2013.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges, net” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2014
Revenues	$6,346	$6,546	$6,426	$6,730
Operating income	230	322	126	465
Net income	146	198	64	296

2013 (1)
Revenues	$6,396	$6,607	$6,462	$6,728
Operating income	200	228	125	1
Net income	126	143	74	(13)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $326 million at May 31, 2014 and $344 million at May 31, 2013. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $18 million as of May 31, 2014 and $19 million as of May 31, 2013. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these benefit plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets will also increase pension expense in the years following the losses.

FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2014, foreign currency fluctuations had a slightly negative impact on operating income. The impact of foreign currency fluctuations was slightly positive in 2013. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2014, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $23 million for 2015. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY. While we have market risk for changes in the price of jet fuel, this risk is largely mitigated by our variable fuel surcharges because our fuel surcharges are closely linked to market prices for jet fuel. Therefore, a hypothetical 10% change in the price of jet fuel would not be expected to materially affect our earnings over the long term.

However, our fuel surcharges have a timing lag of six to eight weeks before they are adjusted for changes in fuel prices. Our fuel surcharge index also allows fuel prices to fluctuate approximately 2% before an adjustment to the fuel surcharge occurs. Therefore, our operating income may be affected should the spot price of jet fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges.

OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2014 and 2013, and for each of the three years in the period ended May 31, 2014, and have issued our report thereon dated July 14, 2014 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2014

SCHEDULE II

FEDERAL EXPRESS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2014, 2013, AND 2012

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2014	$32	$100	$—		$109	(a)	$23

2013	33	135	—		136	(a)	32

2012	37	117	—		121	(a)	33

Allowance for Revenue Adjustments

2014	$52	$—	$443	(b)	$438	(c)	$57

2013	54	—	398	(b)	400	(c)	52

2012	46	—	410	(b)	402	(c)	54

Inventory Valuation Allowance:

2014	$204	$19	$—		$12		$211

2013	183	23	—		2		204

2012	169	14	—		—		183

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2014	2013	2012	2011	2010

Earnings:
Income before income taxes	$1,059	$508	$1,237	$1,140	$1,059
Add back:
Portion of rent expense representative of interest factor	577	598	566	611	572

Earnings as adjusted	$1,636	$1,106	$1,803	$1,751	$1,631

Fixed Charges:
Capitalized interest	$25	$43	$80	$61	$65
Portion of rent expense representative of interest factor	577	598	566	611	572

	$602	$641	$646	$672	$637

Ratio of Earnings to Fixed Charges	2.7	1.7	2.8	2.6	2.6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx’s FY98 Third Quarter Report on Form 10-Q and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.7	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.17	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.26	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 4 (and related side letter) dated as December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.29	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.52 to FedEx Corporation’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.30	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.31	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.33	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.34	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.35	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.36	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.38	Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.38 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.39	Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.40	Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.41	Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.42	Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.43	Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

Financing Agreement

10.44	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

10.45	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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