Form 10-Q
period 2014-08-31
FEDERAL EXPRESS CORP
filed 2014-09-18
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2014

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

The number of shares of common stock outstanding as of September 17, 2014 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2014 and May 31, 2014	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2014 and 2013	5

Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	14

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4. Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	23

ITEM 1A. Risk Factors	23

ITEM 6. Exhibits	23

Signature	24

Exhibit Index	E-1

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2014 (Unaudited)	May 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$810	$858
Receivables, less allowances of $82 and $80	1,743	1,705
Spare parts, supplies and fuel, less allowances of $216 and $211	412	395
Deferred income taxes	380	401
Due from parent company and other FedEx subsidiaries	542	502
Prepaid expenses and other	100	103

Total current assets	3,987	3,964

PROPERTY AND EQUIPMENT, AT COST	25,928	25,752
Less accumulated depreciation and amortization	12,541	12,272

Net property and equipment	13,387	13,480

OTHER LONG-TERM ASSETS
Goodwill	1,547	1,561
Other assets	1,037	959

Total other long-term assets	2,584	2,520

	$19,958	$19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2014 (Unaudited)	May 31, 2014
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Accrued salaries and employee benefits	$842	$902
Accounts payable	1,331	1,394
Accrued expenses	1,002	1,019
Due to other FedEx subsidiaries	879	910

Total current liabilities	4,054	4,225

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,197	3,196
Pension, postretirement healthcare and other benefit obligations	1,217	1,208
Self-insurance accruals	666	667
Deferred lease obligations	634	643
Deferred gains, principally related to aircraft transactions	196	203
Other liabilities	101	96

Total other long-term liabilities	6,011	6,013

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	9,139	8,944
Accumulated other comprehensive loss	(93)	(65)

Total owner’s equity	9,654	9,487

	$19,958	$19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2014	2013

REVENUES	$6,584	$6,346

OPERATING EXPENSES:
Salaries and employee benefits	2,401	2,360
Purchased transportation	457	430
Rentals and landing fees	419	414
Depreciation and amortization	371	366
Fuel	970	956
Maintenance and repairs	377	306
Intercompany charges, net	476	489
Other	786	795

	6,257	6,116

OPERATING INCOME	327	230

OTHER INCOME (EXPENSE):
Interest, net	3	7
Other, net	(32)	(21)

	(29)	(14)

INCOME BEFORE INCOME TAXES	298	216

PROVISION FOR INCOME TAXES	103	70

NET INCOME	$195	$146

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2014	2013

NET INCOME	$195	$146

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $8 in 2014 and $9 in 2013	(29)	(78)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1 in 2014 and $1 in 2013	1	1

	(28)	(77)

COMPREHENSIVE INCOME	$167	$69

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2014	2013
Operating Activities:
Net income	$195	$146
Noncash charges:
Depreciation and amortization	371	366
Other, net	26	52
Changes in assets and liabilities, net	(161)	(224)

Cash provided by operating activities	431	340

Investing Activities:
Capital expenditures	(466)	(304)
Other	2	7

Cash used in investing activities	(464)	(297)

Effect of exchange rate changes on cash	(15)	(7)

Net increase in cash and cash equivalents	(48)	36
Cash and cash equivalents at beginning of period	858	769

Cash and cash equivalents at end of period	$810	$805

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2014 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2014, and the results of our operations and cash flows for the three-month periods ended August 31, 2014 and 2013. Operating results for the three-month period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Our stock-based compensation expense was $16 million for the three months ended August 31, 2014 and $15 million for the three months ended August 31, 2013. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $239 million at August 31, 2014 and May 31, 2014 compared with an estimated fair value of $339 million at August 31, 2014 and $326 million at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$67	$90
Translation adjustments	(29)	(78)

Balance at end of period	38	12

Retirement plans adjustments:
Balance at beginning of period	(132)	(126)
Reclassifications from AOCI	1	1

Balance at end of period	(131)	(125)

Accumulated other comprehensive income at end of period	$(93)	$(113)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2014 and in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2014	2013
Pension plans sponsored by FedEx	$24	$67
Other U.S. domestic and international pension plans	14	13
U.S. domestic and international defined contribution plans	61	58
U.S. domestic and international postretirement healthcare plans	16	15

	$115	$153

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2015 or 2014 to pension plans sponsored by us, and we do not expect to make material contributions in 2015.

(4) Commitments

As of August 31, 2014, our purchase commitments under various contracts for the remainder of 2015 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total

2015 (remainder)	$995	$55	$1,050
2016	1,244	35	1,279
2017	959	24	983
2018	1,341	20	1,361
2019	860	8	868
Thereafter	4,461	81	4,542

Total	$9,860	$223	$10,083

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $519 million in deposits and progress payments as of August 31, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2014 with the year of expected delivery:

	B757	B767F	B777F	Total

2015 (remainder)	7	12	—	19
2016	—	11	2	13
2017	—	11	—	11
2018	—	10	2	12
2019	—	4	2	6
Thereafter	—	—	12	12

Total	7	48	18	73

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2015 (remainder)	$408	$572	$980
2016	453	678	1,131
2017	392	847	1,239
2018	326	529	855
2019	273	455	728
Thereafter	550	3,786	4,336

Total	$2,402	$6,867	$9,269

Future minimum lease payments under capital leases were immaterial at August 31, 2014. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(5) Contingencies

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On January 14, 2014, the U.S. Department of Justice (“DOJ”) issued a Grand Jury Subpoena to FedEx Express relating to an asbestos matter previously investigated by the U.S. Environmental Protection Agency. On May 1, 2014, the DOJ informed us that it had determined to continue to pursue the matter as a criminal case, citing seven asbestos-related regulatory violations associated with removal of roof materials from a hangar in Puerto Rico during cleaning and repair activity, as well as violation of waste disposal requirements. Loss is reasonably possible; however, the amount of any loss is expected to be immaterial.

Department of Justice Indictment – Internet Pharmacy Shipments. In the past, we received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. In July 2014, the DOJ filed a criminal indictment in the United States District Court for the Northern District of California in connection with the matter. A superseding indictment was filed in August 2014. The indictment alleges that FedEx Corporation, FedEx Express and FedEx Services, together with certain pharmacies, conspired to unlawfully distribute controlled substances, unlawfully distributed controlled substances and conspired to unlawfully distribute misbranded drugs. The superseding indictment adds conspiracy to launder money counts related to services provided to and payments from online pharmacies. We continue to believe that our employees have acted in good faith at all times and that we have not engaged in any illegal activities. Accordingly, we will vigorously defend ourselves in this matter. If we are convicted, remedies could include fines, penalties, forfeiture and compliance conditions. Given the early stage of this proceeding, we cannot estimate the amount or range of loss, if any; however, it is reasonably possible that it could be material if we are convicted.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at August 31, 2014 and May 31, 2014.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2014	2013
Cash payments for:
Interest (net of capitalized interest)	$4	$1

Income taxes	$131	$58
Income tax refunds received	(1)	(36)

Cash tax payments, net	$130	$22

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2014, and the related consolidated statements of income, comprehensive income, changes in owner’s equity, and cash flows for the year then ended not presented herein, and in our report dated July 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 18, 2014

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2014 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2014.

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

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volume of shipments transported through our network, as measured by our average daily volume and shipment weight;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, as measured by yield (revenue per package or pound);

•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to offset these fluctuations through our fuel surcharges.

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, uniforms, utilities and insurance.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2015 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) for the three-month periods ended August 31:

	2014	2013	Percent Change
Revenues:
Package:
U.S. overnight box	$1,682	$1,584	6
U.S. overnight envelope	415	419	(1)
U.S. deferred	795	729	9

Total U.S. domestic package revenue	2,892	2,732	6

International priority	1,630	1,576	3
International economy	571	532	7

Total international export package revenue	2,201	2,108	4

International domestic(1)	371	345	8

Total package revenue	5,464	5,185	5
Freight:
U.S.	579	624	(7)
International priority	395	388	2
International airfreight	46	54	(15)

Total freight revenue	1,020	1,066	(4)		Percent of Revenue

Other	100	95	5		2014	2013

Total revenues	6,584	6,346	4		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,401	2,360	2		36.5	37.2
Purchased transportation	457	430	6		7.0	6.8
Rentals and landing fees	419	414	1		6.4	6.5
Depreciation and amortization	371	366	1		5.6	5.8
Fuel	970	956	1		14.7	15.1
Maintenance and repairs	377	306	23		5.7	4.8
Intercompany charges	476	489	(3)		7.2	7.7
Other	786	795	(1)		11.9	12.5

Total operating expenses	6,257	6,116	2		95.0%	96.4%

Operating income	$327	$230	42

Operating margin	5.0%	3.6%	140	bp

Other income (expense):
Interest, net	3	7	NM
Other, net	(32)	(21)	NM

	(29)	(14)	NM

Income before income taxes	298	216	38

Provision for income taxes	103	70	47

Net income	$195	$146	34

(1)	International domestic revenues represent our international intra-country express operations.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2014	2013	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,211	1,112	9
U.S. overnight envelope	527	563	(6)
U.S. deferred	846	790	7

Total U.S. domestic ADV	2,584	2,465	5

International priority	409	406	1
International economy	170	165	3

Total international export ADV	579	571	1

International domestic(1)	816	789	3

Total ADV	3,979	3,825	4

Revenue per package (yield):
U.S. overnight box	$21.69	$22.27	(3)
U.S. overnight envelope	12.32	11.61	6
U.S. deferred	14.68	14.42	2
U.S. domestic composite	17.49	17.32	1
International priority	62.19	60.65	3
International economy	52.60	50.41	4
International export composite	59.38	57.70	3
International domestic(1)	7.10	6.84	4
Composite package yield	21.46	21.18	1
Freight Statistics
Average daily freight pounds:
U.S.	7,318	7,423	(1)
International priority	2,792	2,862	(2)
International airfreight	670	850	(21)

Total average daily freight pounds	10,780	11,135	(3)

Revenue per pound (yield):
U.S.	$1.24	$1.31	(5)
International priority	2.21	2.12	4
International airfreight	1.07	0.99	8
Composite freight yield	1.48	1.50	(1)

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our revenues increased 4% in the first quarter of 2015 due to revenue growth in our U.S. and international export package business, partially offset by lower freight revenue. U.S. domestic volumes increased 5% in the first quarter of 2015 driven by both our overnight and deferred service offerings. International economy yields increased 4% in the first quarter of 2015 primarily due to higher rates, the impact of changes in service mix and higher fuel surcharges. International priority yields increased 3% in the first quarter of 2015 due to higher fuel surcharges and weight per package, while international priority volumes increased 1%. U.S. domestic package yields increased 1% primarily due to higher fuel surcharges, changes in service mix and higher rates. Freight yields decreased 1% in the first quarter of 2015 due to lower fuel surcharges and lower rates. Freight pounds decreased 3% primarily due to capacity reductions.

Operating Income

Our operating income increased by 42% and operating margin increased by 140 basis points in the first quarter of 2015, driven by revenue growth in our U.S. and international export package business, partially offset by higher maintenance expense and lower freight revenues.

In the first quarter of 2015, maintenance and repairs expense increased 23% due to the timing of aircraft engine maintenance events. Salaries and employee benefits increased 2% in the first quarter of 2015 due to additional staffing to support volume growth, partially offset by lower pension expense and the benefits from our voluntary employee severance program. Purchased transportation costs increased 6% due to higher utilization of third-party transportation providers.

Fuel

Fuel expense increased 1% in the first quarter of 2015 due to higher aircraft fuel prices and usage. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Because our fuel surcharges are indexed and intended to offset fuel price fluctuations in the pricing of our services, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarter of 2015 and 2014 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in June 2014 was set based on April 2014 fuel prices. In addition, our fuel surcharge index allows fuel prices to fluctuate approximately 2% before an adjustment to the fuel surcharge occurs. Because we purchase fuel on a daily basis at market prices, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges. Historically, our fuel surcharges have largely offset fluctuations in fuel prices over time; however the delay in the adjustments to our fuel surcharges can significantly affect our earnings either positively or negatively in the short-term.

The net impact of fuel had a minimal benefit to operating income in the first quarter of 2015. This was driven by increased fuel surcharge revenue during the first quarter of 2015 versus prior year, which slightly outpaced the year-over-year increase in fuel prices during the quarter.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge percentages and the international fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	9.50%	8.00%
High	9.50	9.00
Weighted-average	9.50	8.50

International Fuel Surcharges:
Low	13.50	12.00
High	18.00	17.00
Weighted-average	16.26	15.36

On September 16, 2014, we announced a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services.

Other Income and Expense and Income Taxes

Other expense increased during the first quarter of 2015 primarily due to higher management fees from FedEx.

Our effective tax rate was 34.4% for the first quarter of 2015 and 32.4% for the first quarter of 2014. Our effective tax rate in the first quarter of 2014 was positively impacted by a discrete tax benefit related to the expiration of applicable statute of limitations. For 2015, we expect an effective tax rate between 34.0% and 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2011 are concluded, and we are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2014, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2014.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and Web site, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel price) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•

our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	our ability to execute on our profit improvement programs;

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

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, Brazilian real, British pound and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

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

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: September 18, 2014	/s/ ELISE L. JORDAN
ELISE L. JORDAN
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1