Form 10-Q
period 2014-11-30
FEDERAL EXPRESS CORP
filed 2014-12-18
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2014

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

The number of shares of common stock outstanding as of December 17, 2014 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2014	May 31,
	(Unaudited)	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$848	$858
Receivables, less allowances of $87 and $80	1,763	1,705
Spare parts, supplies and fuel, less allowances of $214 and $211	403	395
Deferred income taxes	380	401
Due from parent company and other FedEx subsidiaries	523	502
Prepaid expenses and other	93	103

Total current assets	4,010	3,964

PROPERTY AND EQUIPMENT, AT COST	26,182	25,752
Less accumulated depreciation and amortization	12,593	12,272

Net property and equipment	13,589	13,480

OTHER LONG-TERM ASSETS
Goodwill	1,506	1,561
Other assets	1,029	959

Total other long-term assets	2,535	2,520

	$20,134	$19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2014	May 31,
	(Unaudited)	2014
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Accrued salaries and employee benefits	$924	$902
Accounts payable	1,315	1,394
Accrued expenses	1,018	1,019
Due to other FedEx subsidiaries	740	910

Total current liabilities	3,997	4,225

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,192	3,196
Pension, postretirement healthcare and other benefit obligations	1,205	1,208
Self-insurance accruals	683	667
Deferred lease obligations	713	643
Deferred gains, principally related to aircraft transactions	190	203
Other liabilities	105	96

Total other long-term liabilities	6,088	6,013

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	9,413	8,944
Accumulated other comprehensive loss	(211)	(65)

Total owner’s equity	9,810	9,487

	$20,134	$19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

REVENUES	$6,715	$6,546	$13,299	$12,892

OPERATING EXPENSES:
Salaries and employee benefits	2,446	2,387	4,847	4,747
Purchased transportation	465	446	922	876
Rentals and landing fees	416	413	835	827
Depreciation and amortization	365	370	736	736
Fuel	906	986	1,876	1,942
Maintenance and repairs	356	307	733	613
Intercompany charges, net	476	505	952	994
Other	843	810	1,629	1,605

	6,273	6,224	12,530	12,340

OPERATING INCOME	442	322	769	552

OTHER INCOME (EXPENSE):
Interest, net	5	5	8	12
Other, net	(25)	(22)	(57)	(43)

	(20)	(17)	(49)	(31)

INCOME BEFORE INCOME TAXES	422	305	720	521

PROVISION FOR INCOME TAXES	148	107	251	177

NET INCOME	$274	$198	$469	$344

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

NET INCOME	$274	$198	$469	$344

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $11, $5, $19 and $4	(119)	44	(148)	(34)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $0, $0, $1 and $1	1	2	2	3

	(118)	46	(146)	(31)

COMPREHENSIVE INCOME	$156	$244	$323	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2014	2013
Operating Activities:
Net income	$469	$344
Noncash charges:
Depreciation and amortization	736	736
Other, net	63	108
Changes in assets and liabilities, net	(149)	(76)

Cash provided by operating activities	1,119	1,112

Investing Activities:
Capital expenditures	(1,079)	(992)
Other	4	14

Cash used in investing activities	(1,075)	(978)

Financing Activities:
Principal payments on debt	—	(3)

Cash used in financing activities	—	(3)

Effect of exchange rate changes on cash	(54)	(2)

Net (decrease) increase in cash and cash equivalents	(10)	129
Cash and cash equivalents at beginning of period	858	769

Cash and cash equivalents at end of period	$848	$898

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2014, the results of our operations for the three- and six-month periods ended November 30, 2014 and 2013 and cash flows for the six-month periods ended November 30, 2014 and 2013. Operating results for the three- and six-month periods ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In October 2014, we formally requested assistance from the National Mediation Board (“NMB”) to mediate the negotiations. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended (“Railway Labor Act”). The progression of negotiations into the mediation stage has no impact on our operations or our ability to provide highly reliable service to customers. In addition to our pilots, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $10 million for the three-month period ended November 30, 2014 and $26 million for the six-month period ended November 30, 2014. Our stock-based compensation expense was $9 million for the three-month period ended November 30, 2013 and $24 million for the six-month period ended November 30, 2013. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $239 million at November 30, 2014 and May 31, 2014 compared with an estimated fair value of $335 million at November 30, 2014 and $326 million at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

We believe that no other new accounting guidance was adopted or issued during the first six months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the three-month and six-month periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$38	$12	$67	$90
Translation adjustments	(119)	44	(148)	(34)

Balance at end of period	(81)	56	(81)	56

Retirement plans adjustments:
Balance at beginning of period	(131)	(125)	(132)	(126)
Reclassifications from AOCI	1	2	2	3

Balance at end of period	(130)	(123)	(130)	(123)

Accumulated other comprehensive loss at end of period	$(211)	$(67)	$(211)	$(67)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2014 and in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Pension plans sponsored by FedEx	$24	$67	$48	$134
Other U.S. domestic and international pension plans	14	14	28	27
U.S. domestic and international defined contribution plans	60	57	121	115
U.S. domestic and international postretirement healthcare plans	15	16	31	31

	$113	$154	$228	$307

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first half of 2015 or 2014 to pension plans sponsored by us, and we do not expect to make material contributions in 2015.

(4) Commitments

As of November 30, 2014, our purchase commitments under various contracts for the remainder of 2015 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2015 (remainder)	$709	$48	$757
2016	1,230	41	1,271
2017	1,033	32	1,065
2018	1,402	26	1,428
2019	1,022	10	1,032
Thereafter	4,472	80	4,552

Total	$9,868	$237	$10,105

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2014, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During September 2014, FedEx Express entered into an agreement to purchase four additional B767F aircraft, the delivery of which will begin in 2017 and continue through 2019.

We had $500 million in deposits and progress payments as of November 30, 2014 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. In addition to our commitment to purchase B777Fs and B767Fs, our aircraft purchase commitments include the Boeing 757 (“B757”) aircraft in passenger configuration, which will require additional costs to modify for cargo transport. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2014 with the year of expected delivery:

	B757	B767F	B777F	Total

2015 (remainder)	1	8	—	9
2016	—	11	2	13
2017	—	12	—	12
2018	—	11	2	13
2019	—	6	2	8
Thereafter	—	—	12	12

Total	1	48	18	67

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2014 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2015 (remainder)	$391	$362	$753
2016	461	654	1,115
2017	399	827	1,226
2018	329	513	842
2019	273	442	715
Thereafter	551	3,640	4,191

Total	$2,404	$6,438	$8,842

Future minimum lease payments under capital leases were immaterial at November 30, 2014. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. Given the early stage of this matter, we cannot yet determine the amount or range of potential loss; however, it is reasonably possible that it could be material.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at November 30, 2014 and May 31, 2014.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2014	2013
Cash payments for:

Income taxes	$295	$127
Income tax refunds received	(3)	(43)

Cash tax payments, net	$292	$84

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

December 18, 2014

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2014 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2014.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2014	2013	Change		2014	2013	Change
Revenues:
Package:
U.S. overnight box	$1,705	$1,625	5		$3,387	$3,209	6
U.S. overnight envelope	400	398	1		815	817	—
U.S. deferred	834	771	8		1,629	1,500	9

Total U.S. domestic package revenue	2,939	2,794	5		5,831	5,526	6

International priority	1,649	1,642	—		3,279	3,218	2
International economy	598	567	5		1,169	1,099	6

Total international export package revenue	2,247	2,209	2		4,448	4,317	3

International domestic(1)	383	385	(1)		754	730	3

Total package revenue	5,569	5,388	3		11,033	10,573	4
Freight:
U.S.	586	585	—		1,165	1,209	(4)
International priority	412	417	(1)		807	805	—
International airfreight	42	55	(24)		88	109	(19)

Total freight revenue	1,040	1,057	(2)		2,060	2,123	(3)
Other	106	101	5		206	196	5

Total revenues	6,715	6,546	3		13,299	12,892	3
Operating expenses:
Salaries and employee benefits	2,446	2,387	2		4,847	4,747	2
Purchased transportation	465	446	4		922	876	5
Rentals and landing fees	416	413	1		835	827	1
Depreciation and amortization	365	370	(1)		736	736	—
Fuel	906	986	(8)		1,876	1,942	(3)
Maintenance and repairs	356	307	16		733	613	20
Intercompany charges	476	505	(6)		952	994	(4)
Other	843	810	4		1,629	1,605	1

Total operating expenses	6,273	6,224	1		12,530	12,340	2

Operating income	$442	$322	37		$769	$552	39

Operating margin	6.6%	4.9%	170	bp	5.8%	4.3%	150	bp

Other income (expense):
Interest, net	5	5	—		8	12	(33)
Other, net	(25)	(22)	14		(57)	(43)	33

	(20)	(17)	18		(49)	(31)	58

Income before income taxes	422	305	38		720	521	38

Provision for income taxes	148	107	38		251	177	42

Net income	$274	$198	38		$469	$344	36

(1)	International domestic revenues represent our international intra-country express operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Operating expenses:
Salaries and employee benefits	36.4%	36.5%	36.4%	36.8%
Purchased transportation	6.9	6.8	6.9	6.8
Rentals and landing fees	6.2	6.3	6.3	6.4
Depreciation and amortization	5.4	5.6	5.5	5.7
Fuel	13.5	15.1	14.1	15.1
Maintenance and repairs	5.3	4.7	5.5	4.8
Intercompany charges	7.1	7.7	7.2	7.7
Other	12.6	12.4	12.3	12.4

Total operating expenses	93.4	95.1	94.2	95.7

Operating margin	6.6%	4.9%	5.8%	4.3%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2014	2013	Change	2014	2013	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,259	1,146	10	1,235	1,129	9
U.S. overnight envelope	521	535	(3)	524	549	(5)
U.S. deferred	915	841	9	880	815	8

Total U.S. domestic ADV	2,695	2,522	7	2,639	2,493	6

International priority	424	421	1	417	414	1
International economy	180	172	5	175	168	4

Total international export ADV	604	593	2	592	582	2

International domestic(1)	917	896	2	866	842	3

Total ADV	4,216	4,011	5	4,097	3,917	5

Revenue per package (yield):
U.S. overnight box	$21.50	$22.50	(4)	$21.59	$22.39	(4)
U.S. overnight envelope	12.15	11.84	3	12.24	11.72	4
U.S. deferred	14.48	14.55	—	14.58	14.49	1
U.S. domestic composite	17.31	17.59	(2)	17.40	17.45	—
International priority	61.64	61.87	—	61.92	61.27	1
International economy	52.88	52.27	1	52.75	51.35	3
International export composite	59.04	59.08	—	59.21	58.40	1
International domestic(1)	6.63	6.82	(3)	6.85	6.83	—
Composite package yield	20.97	21.32	(2)	21.21	21.25	—
Freight Statistics
Average daily freight pounds:
U.S.	8,039	7,872	2	7,676	7,646	—
International priority	2,983	3,068	(3)	2,887	2,964	(3)
International airfreight	630	907	(31)	650	878	(26)

Total average daily freight pounds	11,652	11,847	(2)	11,213	11,488	(2)

Revenue per pound (yield):
U.S.	$1.16	$1.18	(2)	$1.20	$1.25	(4)
International priority	2.19	2.16	1	2.20	2.14	3
International airfreight	1.07	0.97	10	1.07	0.98	9
Composite freight yield	1.42	1.42	—	1.45	1.46	(1)

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our revenues increased 3% in the second quarter and first half of 2015 primarily due to higher U.S. domestic package volumes and international export package base revenues. These factors were partially offset by lower fuel surcharges and unfavorable exchange rates.

U.S. domestic volumes increased 7% in the second quarter and 6% in the first half of 2015 driven by both our overnight and deferred service offerings. International export yields increased in the first half of 2015, due to higher rates and weight per package, partially offset by unfavorable exchange rates. U.S. domestic and international export revenues were partially offset by lower fuel surcharges. International export volumes increased 2% in the second quarter and first half of 2015 driven by our international economy service offering.

Operating Income

Our operating income and operating margin increased in the second quarter and first half of 2015, driven by the revenue growth in our U.S. and international export package business, cost management related to profit improvement programs, lower pension expense and the positive net impact of fuel. These factors were partially offset by higher maintenance expense.

Maintenance and repairs expense increased 16% in the second quarter and 20% in first half of 2015 due to the timing of aircraft maintenance events. Salaries and employee benefits increased 2% in the second quarter and first half of 2015 due to additional staffing to support volume growth, partially offset by the benefits from our voluntary employee severance program and lower pension expense. Purchased transportation costs increased 4% in the second quarter and 5% in the first half of 2015 due to higher utilization of third-party transportation providers and costs associated with the growth of our freight-forwarding business at FedEx Trade Networks.

Fuel

Fuel expense decreased 8% in the second quarter and 3% in the first half of 2015 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarter and first half of 2015 and 2014 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in November 2014 was set based on September 2014 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

Beyond these factors, the manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 75% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied to the index price for the preceding month, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

We routinely review our fuel surcharges and our fuel surcharge methodology. Effective February 2, 2015, we will update the tables used to determine our fuel surcharges.

The net impact of fuel had a slight benefit in the second quarter and a modest benefit in the first half of 2015 to operating income. This was driven by decreased fuel prices during the second quarter and first half of 2015 versus prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.00%	9.50%	8.00%	8.00%
High	9.00	10.50	9.50	10.50
Weighted-average	8.69	10.02	9.09	9.26

International Fuel Surcharges:
Low	12.00	13.50	12.00	12.00
High	17.50	19.00	18.00	19.00
Weighted-average	15.59	16.79	15.92	16.09

On September 16, 2014, we announced a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services.

Income Taxes

Our effective tax rate was 35.3% for the second quarter of 2015 and 34.9% for the first half of 2015, compared with 35.0% in the second quarter and 33.9% in the first half of 2014. Our effective tax rates in 2014 were positively impacted by a discrete tax benefit related to the expiration of applicable statute of limitations. For 2015, we expect an effective tax rate between 34.0% and 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2011 are concluded, and we are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2014, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2014.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

We believe that no other new accounting guidance was adopted or issued during the first six months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Supplemental Agreement No. 5 (and related side letters) dated as September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3

Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4

Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5

Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6

Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.7 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7

Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.8 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8

Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.9 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.9

Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.10 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10

Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.11 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDERAL EXPRESS CORPORATION

Date: December 18, 2014	/s/ ELISE L. JORDAN
ELISE L. JORDAN
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Supplemental Agreement No. 5 (and related side letters) dated as September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2

Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3

Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4

Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5

Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6

Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.7 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7

Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.8 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8

Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.9 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.9

Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.10 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10

Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.11 to FedEx Corporation’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

E-1

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2