Form 10-Q
period 2015-02-28
FEDERAL EXPRESS CORP
filed 2015-03-19
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of March 18, 2015 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 28, 2015 and May 31, 2014	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2015 and 2014	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	14

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	23

ITEM 1A. Risk Factors	23

ITEM 6. Exhibits	23

Signature	25

Exhibit Index	E-1

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 Instance Document

EX-101 Schema Document

EX-101 Calculation Linkbase Document

EX-101 Presentation Linkbase Document

EX-101 Definition Linkbase Document

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2015 (Unaudited)	May 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$843	$858
Receivables, less allowances of $93 and $80	1,532	1,705
Spare parts, supplies and fuel, less allowances of $196 and $211	381	395
Deferred income taxes	374	401
Due from parent company and other FedEx subsidiaries	579	502
Prepaid expenses and other	94	103

Total current assets	3,803	3,964

PROPERTY AND EQUIPMENT, AT COST	26,698	25,752
Less accumulated depreciation and amortization	12,890	12,272

Net property and equipment	13,808	13,480

OTHER LONG-TERM ASSETS
Goodwill	1,464	1,561
Other assets	1,046	959

Total other long-term assets	2,510	2,520

	$20,121	$19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2015 (Unaudited)	May 31, 2014
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Accrued salaries and employee benefits	$890	$902
Accounts payable	1,181	1,394
Accrued expenses	1,019	1,019
Due to other FedEx subsidiaries	743	910

Total current liabilities	3,833	4,225

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,411	3,196
Pension, postretirement healthcare and other benefit obligations	1,201	1,208
Self-insurance accruals	699	667
Deferred lease obligations	566	643
Deferred gains, principally related to aircraft transactions	184	203
Other liabilities	108	96

Total other long-term liabilities	6,169	6,013

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	9,627	8,944
Accumulated other comprehensive loss	(355)	(65)

Total owner’s equity	9,880	9,487

	$20,121	$19,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

REVENUES	$6,388	$6,426	$19,687	$19,318

OPERATING EXPENSES:
Salaries and employee benefits	2,490	2,438	7,337	7,185
Purchased transportation	432	440	1,354	1,316
Rentals and landing fees	428	425	1,263	1,252
Depreciation and amortization	362	371	1,098	1,107
Fuel	697	1,010	2,573	2,952
Maintenance and repairs	322	271	1,055	884
Intercompany charges, net	484	500	1,436	1,494
Other	816	845	2,445	2,450

	6,031	6,300	18,561	18,640

OPERATING INCOME	357	126	1,126	678

OTHER INCOME (EXPENSE):
Interest, net	5	5	13	17
Other, net	(34)	(33)	(91)	(76)

	(29)	(28)	(78)	(59)

INCOME BEFORE INCOME TAXES	328	98	1,048	619

PROVISION FOR INCOME TAXES	114	34	365	211

NET INCOME	$214	$64	$683	$408

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

NET INCOME	$214	$64	$683	$408

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $13, $1, $32 and $5	(146)	(26)	(294)	(60)
Amortization of unrealized pension actuarial gains/losses and other, net of tax of $1, $1, $2 and $2	2	—	4	3

	(144)	(26)	(290)	(57)

COMPREHENSIVE INCOME	$70	$38	$393	$351

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended February 28,

	2015	2014
Operating Activities:
Net income	$683	$408
Noncash charges:
Depreciation and amortization	1,098	1,107
Other, net	264	200
Changes in assets and liabilities, net	(327)	(276)

Cash provided by operating activities	1,718	1,439

Investing Activities:
Capital expenditures	(1,644)	(1,461)
Other	1	14

Cash used in investing activities	(1,643)	(1,447)

Financing Activities:
Principal payments on debt	—	(3)

Cash used in financing activities	—	(3)

Effect of exchange rate changes on cash	(90)	(9)

Net decrease in cash and cash equivalents	(15)	(20)
Cash and cash equivalents at beginning of period	858	769

Cash and cash equivalents at end of period	$843	$749

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2015, the results of our operations for the three- and nine-month periods ended February 28, 2015 and 2014 and cash flows for the nine-month periods ended February 28, 2015 and 2014. Operating results for the three- and nine-month periods ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

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

Our stock-based compensation expense was $9 million for the three-month period ended February 28, 2015 and $35 million for the nine-month period ended February 28, 2015. Our stock-based compensation expense was $7 million for the three-month period ended February 28, 2014 and $31 million for the nine-month period ended February 28, 2014. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $239 million at February 28, 2015 and May 31, 2014 compared with an estimated fair value of $346 million at February 28, 2015 and $326 million at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

We believe that no other new accounting guidance was adopted or issued during the first nine months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(81)	$56	$67	$90
Translation adjustments	(146)	(26)	(294)	(60)

Balance at end of period	(227)	30	(227)	30

Retirement plans adjustments:
Balance at beginning of period	(130)	(123)	(132)	(126)
Reclassifications from AOCI	2	—	4	3

Balance at end of period	(128)	(123)	(128)	(123)

Accumulated other comprehensive loss at end of period	$(355)	$(93)	$(355)	$(93)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 28, 2015 and in our Annual Report.

Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Pension plans sponsored by FedEx	$24	$68	$72	$202
Other U.S. domestic and international pension plans	13	13	41	40
U.S. domestic and international defined contribution plans	62	60	183	175
U.S. domestic and international postretirement healthcare plans	16	15	47	46

	$115	$156	$343	$463

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the nine months of 2015 or 2014 to pension plans sponsored by us, and we do not expect to make material contributions in 2015.

(4) Commitments

As of February 28, 2015, our purchase commitments under various contracts for the remainder of 2015 and annually thereafter were as follows (in millions):

	Aircraft and
	Aircraft-Related	Other(1)	Total

2015 (remainder)	$415	$31	$446
2016	1,249	40	1,289
2017	1,013	31	1,044
2018	1,389	26	1,415
2019	1,033	10	1,043
Thereafter	4,429	81	4,510

Total	$9,528	$219	$9,747

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2015, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $401 million in deposits and progress payments as of February 28, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2015 with the year of expected delivery:

	B767F	B777F	Total

2015 (remainder)	4	—	4
2016	11	2	13
2017	12	—	12
2018	11	2	13
2019	6	2	8
Thereafter	—	12	12

Total	44	18	62

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2015 (remainder)	$82	$175	$257
2016	461	648	1,109
2017	400	821	1,221
2018	329	511	840
2019	273	442	715
Thereafter	550	3,616	4,166

Total	$2,095	$6,213	$8,308

Future minimum lease payments under capital leases were immaterial at February 28, 2015. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Department of Justice Indictment — Internet Pharmacy Shipments. In the past, we received requests for information from the DOJ in the Northern District of California in connection with a criminal investigation relating to the transportation of packages for online pharmacies that may have shipped pharmaceuticals in violation of federal law. In July 2014, the DOJ filed a criminal indictment in the United States District Court for the Northern District of California in connection with the matter. A superseding indictment was filed in August 2014. The indictment alleges that FedEx Corporation, FedEx Express and FedEx Services, together with certain pharmacies, conspired to unlawfully distribute controlled substances, unlawfully distributed controlled substances and conspired to unlawfully distribute misbranded drugs. The superseding indictment adds conspiracy to launder money counts related to services provided to and payments from online pharmacies. We continue to believe that our employees have acted in good faith at all times and that we have not engaged in any illegal activities.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at February 28, 2015 and May 31, 2014.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2015	2014
Cash payments for:
Income taxes	$428	$177
Income tax refunds received	(214)	(122)

Cash tax payments, net	$214	$55

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 28, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

March 19, 2015

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2014 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 28, 2015.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues:
Package:
U.S. overnight box	$1,653	$1,643	1		$5,040	$4,852	4
U.S. overnight envelope	392	393	—		1,207	1,210	—
U.S. deferred	895	869	3		2,524	2,369	7

Total U.S. domestic package revenue	2,940	2,905	1		8,771	8,431	4

International priority	1,463	1,542	(5)		4,742	4,760	—
International economy	560	540	4		1,729	1,639	5

Total international export package revenue	2,023	2,082	(3)		6,471	6,399	1

International domestic(1)	328	347	(5)		1,082	1,077	—

Total package revenue	5,291	5,334	(1)		16,324	15,907	3
Freight:
U.S.	580	577	1		1,745	1,786	(2)
International priority	375	379	(1)		1,182	1,184	—
International airfreight	45	48	(6)		133	157	(15)

Total freight revenue	1,000	1,004	—		3,060	3,127	(2)
Other	97	88	10		303	284	7

Total revenues	6,388	6,426	(1)		19,687	19,318	2
Operating expenses:
Salaries and employee benefits	2,490	2,438	2		7,337	7,185	2
Purchased transportation	432	440	(2)		1,354	1,316	3
Rentals and landing fees	428	425	1		1,263	1,252	1
Depreciation and amortization	362	371	(2)		1,098	1,107	(1)
Fuel	697	1,010	(31)		2,573	2,952	(13)
Maintenance and repairs	322	271	19		1,055	884	19
Intercompany charges	484	500	(3)		1,436	1,494	(4)
Other	816	845	(3)		2,445	2,450	—

Total operating expenses	6,031	6,300	(4)		18,561	18,640	—

Operating income	$357	$126	183		$1,126	$678	66

Operating margin	5.6%	2.0%	360	bp	5.7%	3.5%	220	bp

Other income (expense):
Interest, net	5	5	—		13	17	(24)
Other, net	(34)	(33)	3		(91)	(76)	20

	(29)	(28)	4		(78)	(59)	32

Income before income taxes	328	98	235		1,048	619	69

Provision for income taxes	114	34	235		365	211	73

Net income	$214	$64	234		$683	$408	67

(1)	International domestic revenues represent our international intra-country express operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	39.0%	37.9%	37.2%	37.2%
Purchased transportation	6.7	6.8	6.9	6.8
Rentals and landing fees	6.7	6.6	6.4	6.5
Depreciation and amortization	5.7	5.8	5.6	5.7
Fuel	10.9	15.7	13.1	15.3
Maintenance and repairs	5.0	4.2	5.4	4.6
Intercompany charges	7.6	7.8	7.3	7.7
Other	12.8	13.2	12.4	12.7

Total operating expenses	94.4	98.0	94.3	96.5

Operating margin	5.6%	2.0%	5.7%	3.5%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2015	2014	Change	2015	2014	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,258	1,202	5	1,243	1,153	8
U.S. overnight envelope	516	515	—	521	538	(3)
U.S. deferred	1,024	984	4	928	871	7

Total U.S. domestic ADV	2,798	2,701	4	2,692	2,562	5

International priority	398	399	—	410	409	—
International economy	175	168	4	175	168	4

Total international export ADV	573	567	1	585	577	1

International domestic(1)	831	780	7	854	822	4

Total ADV	4,202	4,048	4	4,131	3,961	4

Revenue per package (yield):
U.S. overnight box	$20.85	$21.70	(4)	$21.34	$22.15	(4)
U.S. overnight envelope	12.07	12.09	—	12.18	11.84	3
U.S. deferred	13.88	14.01	(1)	14.32	14.31	—
U.S. domestic composite	16.68	17.07	(2)	17.15	17.32	(1)
International priority	58.40	61.38	(5)	60.79	61.30	(1)
International economy	50.60	51.01	(1)	52.03	51.24	2
International export composite	56.01	58.30	(4)	58.17	58.37	—
International domestic(1)	6.28	7.05	(11)	6.67	6.90	(3)
Composite package yield	19.99	20.91	(4)	20.80	21.14	(2)
Freight Statistics
Average daily freight pounds:
U.S.	8,145	8,263	(1)	7,831	7,850	—
International priority	2,823	2,823	—	2,866	2,917	(2)
International airfreight	718	757	(5)	673	839	(20)

Total average daily freight pounds	11,686	11,843	(1)	11,370	11,606	(2)

Revenue per pound (yield):
U.S.	$1.13	$1.11	2	$1.17	$1.20	(3)
International priority	2.11	2.13	(1)	2.17	2.14	1
International airfreight	1.00	1.00	—	1.04	0.98	6
Composite freight yield	1.36	1.35	1	1.42	1.42	—

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our revenues declined 1% in the third quarter due to the negative impact of lower fuel surcharges and unfavorable exchange rates. These negative impacts were partially offset by increases in U.S. and international export base yields and volumes. Revenues during the nine months of 2015 increased 2% due to U.S. and international export base yield and volume growth, which were partially offset by lower fuel surcharges and unfavorable exchange rates.

U.S. domestic yields decreased in the third quarter and nine months of 2015 due to the negative impact of lower fuel surcharges, which were partially offset by higher rates. The decrease in international export yields in the third quarter and nine months of 2015 was due to the negative impact of lower fuel surcharges and exchange rates and was partially offset by higher rates and weight per package. U.S. domestic volumes increased 4% in the third quarter and 5% in the nine months of 2015 driven by both our overnight and deferred service offerings.

Operating Income

Our operating income and operating margin increased in the third quarter and nine months of 2015, driven by U.S. domestic and international export base yield and volume growth, the positive net impact of fuel, benefits associated with our profit improvement program, a lower year-over-year weather impact and reduced pension expense. These factors were partially offset by higher maintenance expense and higher incentive compensation accruals.

Within operating expenses, maintenance and repairs expense increased 19% in the third quarter and nine months of 2015 due to the timing of aircraft maintenance events. Salaries and employee benefits increased 2% in the third quarter and nine months of 2015 due to additional staffing to support volume growth and higher incentive compensation accruals, partially offset by the benefits from our voluntary employee severance program and lower pension expense. Higher utilization of third-party transportation providers drove a 3% increase in purchased transportation costs in the nine months of 2015.

Fuel

Fuel expense decreased 31% in the third quarter and 13% in the nine months of 2015 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarter and nine months of 2015 and 2014 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in February 2015 was set based on December 2014 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On February 2, 2015, we updated the tables used to determine our fuel surcharges.

The net impact of fuel had a significant benefit in the third quarter and nine months of 2015 to operating income. This was driven by decreased fuel prices during the third quarter and nine months of 2015 versus prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28 :

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	3.50%	9.00%	3.50%	8.00%
High	6.00	10.00	9.50	10.50
Weighted-average	4.80	9.49	7.62	9.34
International Fuel Surcharges:
Low	0.50	13.00	0.50	12.00
High	15.00	18.50	18.00	19.00
Weighted-average	11.57	16.31	14.49	16.16

On February 2, 2015, we updated the tables used to determine our fuel surcharges. On September 16, 2014, we announced a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services.

Income Taxes

Our effective tax rate was 34.5% for the third quarter of 2015 and 34.8% for the nine months of 2015, compared with 35.0% in the third quarter and 34.1% in the nine months of 2014. Our effective tax rate in the nine months of 2014 was positively impacted by a discrete tax benefit related to the expiration of applicable statute of limitations. For 2015, we expect an effective tax rate between 34.0% and 35.0%. The actual rate, however, will depend on a number of factors, including the amount and source of operating income.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. Substantially all U.S. federal income tax matters through fiscal year 2011 are concluded, and we are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of February 28, 2015, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2014.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting, as described in our Annual Report.

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

•

disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and website, or data breaches or leakage, including those arising from malware, attempts to penetrate our network or human error, which can adversely affect our operations and reputation among customers;

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act affecting our employees), environmental (such as global climate change legislation), information security or postal rules;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 19, 2015	/s/ ELISE L. JORDAN
ELISE L. JORDAN
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1