Form 10-K
period 2015-05-31
FEDERAL EXPRESS CORP
filed 2015-07-14
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant is a wholly owned subsidiary of FedEx Corporation, a Delaware corporation, and there is no market for the Registrant’s common stock, par value $0.10 per share. As of July 14, 2015, 1,000 shares of the Registrant’s common stock were outstanding.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

Exhibit 23

Exhibit 24

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINK BASE DOCUMENT

EX-101 DEFINITIONS LINK BASE DOCUMENT

EX-101 LABELS LINK BASE DOCUMENT

EX-101 PRESENTATION LINK BASE DOCUMENT

PART I

ITEM 1. BUSINESS

Overview

Federal Express Corporation (“FedEx Express”) invented express distribution over 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. FedEx Express is a wholly owned subsidiary of FedEx Corporation (“FedEx”), which was incorporated in Delaware on October 2, 1997 to serve as the parent holding company of FedEx Express. We offer a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make us the world’s largest express transportation company. We employ approximately 166,000 employees and have approximately 53,000 drop-off locations (including FedEx Office centers), 647 aircraft and approximately 56,000 vehicles and trailers in our integrated global network.

FedEx Corporate Services, Inc. (“FedEx Services”), a wholly owned subsidiary of FedEx, provides us and other FedEx subsidiaries with sales, marketing, information technology, communications, customer service and certain other back-office support. FedEx Services and its subsidiary FedEx TechConnect, Inc. (“FedEx TechConnect”) provide a convenient single point of access for many customer support functions, enabling FedEx to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.

FedEx’s wholly owned subsidiary FedEx Office and Print Services, Inc. (“FedEx Office”) provides customer access to our shipping services. FedEx Office has approximately 1,800 customer facing centers and its network of centers provides convenient access points to our services for higher margin retail customers. In addition, FedEx Office offers packing services, and packing supplies and boxes are included in its retail offerings.

FedEx Services has an agreement with OfficeMax North America, Inc. to offer FedEx Express and FedEx Ground shipping services at OfficeMax retail locations (approximately 800 locations). Additionally, the FedEx Authorized Ship Center program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of approximately 5,500 franchised and independent “pack and ship” retail locations. These additional staffed drop-off locations complement FedEx’s existing retail network, including FedEx Office centers, and further expand customer access to our services.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

Services

We offer a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. We offer three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 150 pounds to virtually any U.S. destination. We also offer U.S.

express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market. Additionally, FedEx One Rate gives U.S. customers a simple, predictable flat rate shipping option that is calculated based on the packaging type, service selected and destination.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority package services provide time-definite delivery within one, two or three business days worldwide. FedEx International Economy package services provide time-definite delivery within five business days worldwide. FedEx International First package services provide time-definite delivery to select postal codes in 20 key global markets, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries in one or two business days, delivery by 10 a.m. in one business day to Canada and by 11:00 a.m. in one business day to Mexico. We also offer domestic pickup-and-delivery services within certain non-U.S. countries, including the United Kingdom, Canada, China, India, Mexico, Brazil, France, Poland and South Africa. In addition, we offer comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

We also provide FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of packages en route to their homes, and can choose various delivery options.

We provide our customers with a high level of service quality, as evidenced by FedEx’s ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. Our global certification enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union members, the U.S. and Japan, recognize ISO standards.

Information regarding our e-shipping tools and solutions can be found below (“Customer-Driven Technology”). In addition, detailed information about all of our delivery services, e-shipping tools and solutions and FedEx’s citizenship efforts can be found on the FedEx website, fedex.com. The information on the FedEx website, however, is not incorporated by reference in, and does not form a part of, this Report.

International Expansion

We are focused on the long-term expansion of our international presence, especially in key markets such as China, India, Europe, Latin America and Southern Africa. In April 2015, FedEx entered into a conditional agreement to acquire TNT Express N.V. (“TNT Express”), which has express delivery operations in Europe, the Middle East and Africa, Asia-Pacific and the Americas. Following the closing of the acquisition, FedEx anticipates integrating the TNT Express operations with the FedEx Express network. This acquisition will expand FedEx’s global portfolio, particularly in Europe, lower its costs to serve European markets by increasing density in its pickup-and-delivery operations and accelerate its global growth.

In 2014 we made a strategic move in Southern Africa by acquiring the businesses operated by our service provider in the following seven countries: South Africa, Botswana, Malawi, Mozambique, Namibia, Swaziland and Zambia. These acquisitions, along with our 2013 acquisitions of transportation companies in Poland, France and Brazil and our 2012 acquisition of a Mexican domestic express package delivery company, gives us more robust global transportation networks and added capabilities in important international markets, continues our strategic European, Latin American and African growth plans and are expected to provide important contributions to our long-term growth, productivity and profitability. As part of our European growth strategy, we plan to open a new gateway facility in 2016 for inbound and outbound shipments for Denmark, Finland, Norway and Sweden. The building is a milestone for our growth in the Nordics region, which has seen the opening of eight new stations since 2011. The facility will give customers better connectivity from the Nordics to Europe and the rest of the world.

Since we began serving mainland China in 1984, we have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our new North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014, serves as a consolidation point for shipments from northern Asia to the U.S., and operates as an international gateway for customers in western Japan. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

Profit Improvement Initiatives

During 2013, we saw challenging global economic conditions, as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, in 2013 we announced programs targeting annual profitability improvement of $1.6 billion. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion of additional operating profit from the then 2013 base business. Our profit improvement programs include multiple initiatives that are reducing our overall cost structure and enhancing the quality of our revenue.

In 2015, we made substantial progress in achieving our profit improvement goals through management of network capacity to match customer demand, reduction of structural costs and modernization of our fleet. FedEx Services has reduced its total expenses while investing in major information technology transformation projects. In addition, our incentive compensation programs have been gradually reinstated so that 2016 business plan objectives represent more fully funded compensation targets.

During 2014, FedEx completed a voluntary program offering cash buyouts to eligible U.S.-based employees in certain staff functions. We are also streamlining support functions and eliminating redundant systems and processes. At the same time, in addition to modernizing our air fleet, we are transforming our U.S. domestic express network by closing and realigning regional and district facilities, reorganizing pickup-and-delivery operations while maintaining our outstanding service levels, improving flight and crew scheduling, refining aircraft maintenance processes and improving fuel efficiency of our vehicle fleet.

Internationally, we are working to improve the quality of our international revenue as customers continue to make more economical choices in a low-growth global economy by moving the linehaul of certain slower-moving shipments to third-party transportation providers and better leveraging capacity within our international network through, for example, the reduction of flights to and from Asia. Recent international acquisitions will also help drive increases in international domestic revenues. Lastly, we are improving revenue quality by adding value for our customers with innovative and market-leading solutions and adding services for vertical industries including healthcare and aerospace. Our way forward is clear, as we continue to make FedEx Express an even leaner, more efficient business.

Customer-Driven Technology

We are a world leader in technology, and our founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx ranked No. 6 overall on the 2015 InformationWeek Elite 100 list – a compilation of the top business technology innovators in the U.S.

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

FedEx Mobile is a suite of services available on most web-enabled mobile devices, such as the BlackBerry® and Android™ smartphones, and includes enhanced support for Apple products, such as the iPhone®, iPod touch® and iPad® devices. The FedEx Mobile website has expanded to more than 220 countries and territories and 26 languages. FedEx Mobile allows customers to track the status of packages, create shipping labels, get account-specific rate quotes and access drop-off location information. FedEx Office has its own iPhone®, iPad® and Android™ apps that allow customers to print directly from their devices to any FedEx Office location in the U.S. or have the order delivered right to their door, while also allowing customers to get account-specific pricing, track print orders or packages, or find the nearest FedEx Office location. FedEx Office self-serve printers give customers even more flexibility by allowing direct USB access to print documents, as well as the ability to retrieve and print documents from customers’ cloud accounts. We also use wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx continues to provide customers with innovative solutions. For example, in May 2014 FedEx TechConnect opened a package laboratory providing our customers with free package testing and design services.

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

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players

•	The Title sponsor of the FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital

•	The National Football League (“NFL”), as its “Official Delivery Service Sponsor” and “Official Office Services Provider of the NFL”

•	FedExField in Washington, DC

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament

•	FedExForum in Memphis, TN

U.S. Postal Service Agreement

In 2013, we entered into a new seven-year agreement with the USPS for the provision of domestic air transportation services to the USPS for its First Class, Priority and Express Mail that runs through September 2020. We also provide transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed (“GXG”) under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Pricing

We periodically publish list prices in our Service Guides for the majority of our services. In general, shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. We offer our customers discounts generally based on actual or potential average daily revenue produced. As announced in September 2014, we increased shipping rates by an average of 4.9% for U.S. domestic, U.S. export and U.S. import services, effective January 5, 2015.

We have an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for May 2015 was based on the average spot price for jet fuel published for March 2015. Changes to our fuel surcharge, when calculated according to the average spot price for jet fuel and our trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. We routinely review our fuel surcharges and our fuel surcharge methodology. On February 2, 2015, we updated the tables used to determine our fuel surcharges. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2015 — 6%; 2014 — 9%; and 2013 — 12%. The 2013 percentage reflects certain fuel surcharge reductions that were associated with our 2013 base rate increase. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

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

Fuel Supplies and Costs

During 2015, we purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing.”

The following table sets forth our costs for jet fuel and its percentage of our total revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Total Revenues
2015	$2,816	10.8%
2014	3,506	13.5
2013	3,683	14.0
2012	3,867	15.0
2011	3,178	13.2

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

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery concerns, air freight forwarders and the USPS. Our principal international competitors are DHL, UPS, TNT Express, foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. Many of our international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than we do.

Employees

We are headquartered in Memphis, Tennessee. David J. Bronczek is our President and Chief Executive Officer. As of May 31, 2015, we employed approximately 114,000 permanent full-time and approximately 52,000 permanent part-time employees, of which 13% are employed in the Memphis area. Our international employees represent 37% of all employees.

Our pilots, who constitute a small percentage of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”), and are employed under a collective bargaining agreement. This agreement became amendable in March 2013, and the parties are currently in negotiations. In October 2014, we formally requested assistance from the National Mediation Board (“NMB”) to mediate the negotiations and the NMB has been actively mediating the talks since that time. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended (“RLA”). The conduct of mediated negotiations has no impact on our operations.

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

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA requires us to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

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

Environmental. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. Our aircraft fleet is in compliance with current noise standards of the federal aviation regulations. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on our aircraft operations in some of the localities where they apply but do not have a material effect on any of our significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled us to plan for noise reduction and better respond to local noise constraints. Our international operations are also subject to noise regulations in certain of the countries in which we operate.

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, in 2015, the EPA issued a proposed finding on GHG emissions from aircraft and its relationship to air pollution. The final finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. Additionally, in 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all of our flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. For a description of such efforts and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

Labor. All of our U.S. employees are covered by the RLA, while labor relations within the U.S. at most of FedEx’s companies are governed by the National Labor Relations Act (“NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the NMB before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

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

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 35 through 39 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal owned and leased properties include our aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2015, our aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft) (1)

Boeing B777F	25	0	25		233,300
Boeing MD11	31	25	56		192,600
Boeing MD10-30	12	1	13		175,900
Boeing MD10-10	36	0	36		137,500
Boeing 767F	18	3	21	(2)	127,100
Airbus A300-600	32	36	68		106,600
Airbus A310-200/300	21	0	21		83,170
Boeing B757-200	119	0	119	(3)	63,000
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	241	0	241		2,830

Total	582	65	647

(1)	Maximum gross structural payload includes revenue payload and container weight.

(2)	Includes four aircraft not currently in operation and awaiting completion of modification.

(3)	Includes eighteen aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

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

At May 31, 2015, we operated approximately 56,000 ground transport vehicles, including pickup-and-delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2015, with the year of expected delivery:

	B767F(1)	B777F (2)	Total

2016	11	2	13
2017	12	—	12
2018	11	2	13
2019	6	2	8
2020	—	3	3
Thereafter	—	9	9

Total	40	18	58

(1)	As of May 31, 2015, our obligation to purchase three of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.
(2)	As of May 31, 2015, our obligation to purchase nine of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

As of May 31, 2015, deposits and progress payments of $472 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 14 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2015, we operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour) (1)	Lessor	Lease Expiration Year

National
Memphis, Tennessee	784	3,663,000	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	448,935	63,000	City of Oakland	2036

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028 (5)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025 (6)

International
Anchorage, Alaska (2)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023

Paris, France (3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany (3)	11	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China (4)	155	873,006	64,000	Guangdong Airport Management Corp.	2029

Osaka, Japan (4)	17	425,206	9,000	New Kansai International Airport Co., Ltd.	2024

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

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

Administrative and Other Properties and Facilities

We own or lease 638 facilities for city station operations in the U.S. In addition, 606 city stations are owned or leased throughout our international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2015, we had approximately 41,000 Drop Boxes. We also have approximately 15,000 FedEx Authorized ShipCenters and other types of staffed drop-off locations, such as FedEx Office centers. Internationally, we had approximately 7,000 drop-off locations.

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

Management’s discussion and analysis of results of operations and financial condition is presented on pages 25 through 39 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 73 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2015 thereon, are presented on pages 42 through 72 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 40 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 41 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the fees Ernst & Young LLP billed FedEx for services provided during 2015 and 2014, we estimate that the following amounts were for services related to FedEx Express. These amounts (in thousands) represent the fees that Ernst & Young LLP directly billed to FedEx Express, as well as that portion of Ernst & Young LLP’s fees that FedEx allocated to FedEx Express through management fees.

	2015	2014

Audit fees	$10,063	$9,518
Audit-related fees	520	527
Tax fees	327	364
All other fees	6	7

Total	$10,916	$10,416

•

Audit Fees. Represents fees for professional services provided for the audit of FedEx Express’s annual financial statements and review of FedEx Express’s quarterly financial statements, for the audit of FedEx Express’s internal control over financial reporting and for audit services provided in connection with other statutory or regulatory filings.

•

Audit-Related Fees. Represents fees for assurance and other services related to the audit of FedEx Express’s financial statements. The fees for 2015 and 2014 include fees for benefit plan audits and international accounting and reporting compliance.

•

Tax Fees. Represents fees for professional services provided primarily for domestic and international tax compliance and advice. Tax compliance and preparation fees totaled $195,000 in 2015 and $149,000 in 2014.

•	All Other Fees. Represents fees for products and services not otherwise included in the categories above. The amounts shown for 2015 and 2014 include fees for online technical resources.

To help ensure the independence of our independent registered public accounting firm, the Audit Committee of the Board of Directors of FedEx has adopted a Policy on Engagement of Independent Auditor, which is available in the Governance & Citizenship section of the Investor Relations page of our website at http://investors.fedex.com.

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

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx Express’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 14, 2015 thereon, are listed on page 24 and presented on pages 42 through 72 of this Annual Report on Form 10-K. FedEx Express’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 14, 2015 thereon, is presented on pages 74 through 75 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Express’s consolidated financial statements or the notes thereto.

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

FEDERAL EXPRESS CORPORATION

Dated: July 14, 2015	By:	/s/ DAVID J. BRONCZEK
David J. Bronczek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID J. BRONCZEK David J. Bronczek	President, Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2015

/s/ ELISE L. JORDAN Elise L. Jordan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2015

/s/ FREDERICK W. SMITH * Frederick W. Smith	Chairman of the Board of Directors	July 14, 2015

/s/ ROBERT B. CARTER * Robert B. Carter	Director	July 14, 2015

/s/ DAVID L. CUNNINGHAM, JR.* David L. Cunningham, Jr.	Executive Vice President and Chief Operating Officer and Director	July 14, 2015

/s/ T. MICHAEL GLENN * T. Michael Glenn	Director	July 14, 2015

Signature	Capacity	Date

/s/ ALAN B. GRAF, JR. * Alan B. Graf, Jr.	Director	July 14, 2015

/s/ JAMES R. PARKER * James R. Parker	Executive Vice President – Air Operations and Director	July 14, 2015

/s/ CHRISTINE P. RICHARDS * Christine P. Richards	Director	July 14, 2015

*By:	/s/ ELISE L. JORDAN
	Elise L. Jordan Attorney-in-Fact	July 14, 2015

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the Federal Express Corporation (“FedEx Express”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices and the transactions that underlie our financial results. The following MD&A is abbreviated pursuant to General Instruction I(2)(a) of Form 10-K. Our MD&A includes an overview of our consolidated 2015 results compared to 2014, and 2014 results compared to 2013. Our MD&A also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2016. For additional information, including a discussion of liquidity, capital resources and contractual cash obligations, as well as our critical accounting estimates, see the Annual Report on Form 10-K for the fiscal year ended May 31, 2015 of our parent company, FedEx Corporation (“FedEx”). The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

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

The operating expenses line item “Intercompany charges” on the financial summary represents an allocation that primarily includes salaries and benefits, depreciation and other costs for the sales, marketing, information technology and customer service support provided to us by FedEx Services and FedEx Office’s net operating costs. These costs are allocated based on metrics such as relative revenues or estimated services provided. For the international regions of FedEx Express, similar functions are performed on a regional basis by FedEx Express and reported in expense line items outside of intercompany charges. “Intercompany charges” also includes allocated charges from our parent for management fees related to services received for general corporate oversight, including executive officers and certain legal and finance functions. We believe the total amounts allocated approximate the net cost of providing these functions. FedEx allocation methodologies are refined periodically, as necessary, to reflect changes in our business.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services, and cargo handling), insurance, professional fees, uniforms and advertising.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2015 or ended May 31 of the year referenced and comparisons are to the prior year.

RESULTS OF OPERATIONS

Retirement Plans Mark-to-Market Adjustment

On June 12, 2015, we announced a change in our accounting method for recognizing actuarial gains and losses for defined benefit pension and postretirement healthcare benefits. This method of accounting is referred to as “mark-to-market” or MTM accounting. Historically, we have recognized actuarial gains and losses, subject to a corridor, by amortizing them into operating results over the average future service period of active employees in these plans. We have elected to immediately recognize actuarial gains and losses in our consolidated operating results in the year in which the gains and losses occur. This change will provide greater transparency into operating results by more quickly recognizing the effects of economic and interest rate conditions on plan obligations, investments and assumptions. The actuarial gains and losses are measured annually as of May 31 and, accordingly, are recorded during the fourth quarter. In addition, for purposes of calculating the expected return on plan assets, we will no longer use an averaging technique permitted under accounting principles generally accepted in the United States for the market-related value of plan assets but instead will use actual fair value of plan assets. We have applied these changes retrospectively.

Additionally, although the actual asset returns of our funded plans are recognized in each fiscal year through the MTM adjustment, we continue to recognize an expected return on plan assets (“EROA”) in the determination of net pension cost.

We offer a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the years ended May 31, and amounts have been recast to conform to the current year presentation reflecting the pension accounting changes further discussed in this MD&A and Note 1 and Note 10 of the accompanying consolidated financial statements:

				Percent Change
	2015	2014	2013	2015/ 2014		2014/ 2013
Revenues:
Package:
U.S. overnight box	$6,704	$6,555	$6,513	2		1
U.S. overnight envelope	1,629	1,636	1,705	—		(4)
U.S. deferred	3,342	3,188	3,020	5		6

Total U.S. domestic package revenue	11,675	11,379	11,238	3		1
International priority	6,251	6,451	6,586	(3)		(2)
International economy	2,301	2,229	2,046	3		9

Total international export package revenue	8,552	8,680	8,632	(1)		1
International domestic(1)	1,406	1,446	1,398	(3)		3

Total package revenue	21,633	21,505	21,268	1		1
Freight:
U.S.	2,300	2,355	2,562	(2)		(8)
International priority	1,588	1,594	1,678	—		(5)
International airfreight	180	205	276	(12)		(26)

Total freight revenue	4,068	4,154	4,516	(2)		(8)
Other	393	389	409	1		(5)

Total revenues	26,094	26,048	26,193	—		(1)
Operating expenses:
Salaries and employee benefits	9,600	9,340	9,363	3		—
Purchased transportation	1,765	1,767	1,649	—		7
Rentals and landing fees	1,665	1,678	1,659	(1)		1
Depreciation and amortization	1,449	1,476	1,338	(2)		10
Fuel	3,199	3,943	4,129	(19)		(5)
Maintenance and repairs	1,351	1,177	1,239	15		(5)
Business realignment, impairment and other charges(2)	276	—	243	NM		NM
Retirement plans mark-to-market adjustment(3)	1,262	16	(814)	NM		NM
Intercompany charges(4)	1,948	1,989	2,325	(2)		(14)
Other	3,260	3,264	3,308	—		(1)

Total operating expenses	25,775	24,650	24,439	5		1

Operating income	$319	$1,398	$1,754	(77)		(20)

Operating margin	1.2%	5.4%	6.7%	(420	)bp	(130	)bp

Other income (expense):
Interest, net	19	22	42	(14)		(48)
Other, net	(159)	(106)	(88)	50		20

	(140)	(84)	(46)	67		83

Income before income taxes	179	1,314	1,708	(86)		(23)

Provision for income taxes	35	453	644	(92)		(30)

Net income	$144	$861	$1,064	(83)		(19)

	Percent of Revenue
	2015	2014	2013
Operating expenses:
Salaries and employee benefits	36.8%	35.9%	35.8%
Purchased transportation	6.8	6.8	6.3
Rentals and landing fees	6.4	6.4	6.3
Depreciation and amortization	5.5	5.7	5.1
Fuel	12.3	15.1	15.8
Maintenance and repairs	5.2	4.5	4.7
Business realignment, impairment and other charges(2)	1.0	—	0.9
Retirement plans MTM adjustment(3)	4.8	0.1	(3.1)
Intercompany charges(4)	7.5	7.6	8.9
Other	12.5	12.5	12.6

Total operating expenses	98.8	94.6	93.3

Operating margin	1.2%	5.4%	6.7%

(1)	International domestic revenues represent our international intra-country express operations.

(2)

2015 includes $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. 2013 includes $143 million of predominantly severance costs associated with our voluntary buyout program and a $100 million impairment charge resulting from the decision to retire 10 aircraft and related engines.

(3)

Operating income includes a loss of $1.3 billion in 2015, a loss of $16 million in 2014 and a gain of $814 million in 2013 associated with our mark-to-market pension accounting further discussed in this MD&A and Note 1 and Note 10 of the accompanying consolidated financial statements.

(4)	Includes allocations of $258 million in 2013 for business realignment costs.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2015	2014	2013	2015/ 2014	2014/ 2013
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,240	1,164	1,134	7	3
U.S. overnight envelope	527	538	574	(2)	(6)
U.S. deferred	916	869	835	5	4

Total U.S. domestic ADV	2,683	2,571	2,543	4	1
International priority	410	410	421	—	(3)
International economy	176	170	155	4	10

Total international export ADV	586	580	576	1	1
International domestic(1)	853	819	785	4	4

Total ADV	4,122	3,970	3,904	4	2

Revenue per package (yield):
U.S. overnight box	$21.29	$22.18	$22.52	(4)	(2)
U.S. overnight envelope	12.15	11.97	11.66	2	3
U.S. deferred	14.36	14.44	14.18	(1)	2
U.S. domestic composite	17.13	17.42	17.33	(2)	1
International priority	60.05	61.88	61.28	(3)	1
International economy	51.54	51.75	51.77	—	—
International export composite	57.50	58.92	58.72	(2)	—
International domestic(1)	6.49	6.95	6.99	(7)	(1)
Composite package yield	20.66	21.32	21.36	(3)	—
Freight Statistics
Average daily freight pounds:
U.S.	7,833	7,854	7,612	—	3
International priority	2,887	2,922	3,048	(1)	(4)
International airfreight	684	798	1,066	(14)	(25)

Total average daily freight pounds	11,404	11,574	11,726	(1)	(1)

Revenue per pound (yield):
U.S.	$1.16	$1.18	$1.32	(2)	(11)
International priority	2.17	2.15	2.16	1	—
International airfreight	1.04	1.01	1.01	3	—
Composite freight yield	1.40	1.41	1.51	(1)	(7)

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our total revenues were flat in 2015 as U.S. and international package volume and base yield growth were offset by lower fuel surcharges and unfavorable exchange rates.

U.S. domestic volumes increased 4% in 2015 driven by both our overnight box and deferred service offerings. U.S. domestic yields decreased 2% in 2015 due to the negative impact of lower fuel surcharges, which were partially offset by higher rates. International export volumes grew 1%, driven by a 4% growth in our international economy service offering. The 2% decrease in international export yields in 2015 was due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher rates and weight per package. International domestic revenues declined 3% in 2015 due to the negative impact of unfavorable exchange rates, which were partially offset by a 4% volume increase.

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

On February 2, 2015, we updated the tables used to determine fuel surcharges. On September 16, 2014, we announced a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services.

Retirement Plans MTM Adjustments

We incurred noncash pre-tax mark-to-market losses of $1.3 billion in 2015 and $16 million in 2014 and an $814 million gain in 2013 from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. For more information see further discussion in Note 1 and Note 10 of the accompanying consolidated financial statements.

Business Realignment, Impairment and Other Charges

In May 2015, we made the decision to retire from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines and related parts, and adjusted the retirement schedule of an additional 23 aircraft and 57 engines. As a consequence of this decision, impairment and related charges of $276 million, of which $246 million was noncash, were recorded in the fourth quarter. The decision to permanently retire these aircraft and engines aligns with our plans to rationalize capacity and modernize our aircraft fleet to more effectively serve its customers. These combined changes will not have a material impact on our near-term depreciation expense.

In 2013 we recorded $401 million of costs associated with our business realignment program, both directly and through intercompany allocations. Additionally, results for 2013 were negatively impacted by a $100 million impairment charge as a result of the decision to retire 10 aircraft and related engines from service.

Operating Income

Our operating income for 2015 includes a $1.3 billion loss associated with our mark-to-market pension accounting as described above. In addition, we recorded charges of $276 million associated with the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. Our operating income and margin were also negatively impacted by higher maintenance expense and higher incentive compensation accruals. These factors were partially offset by U.S. domestic and international package base yield and volume growth, benefits associated with our profit improvement program, the positive net impact of fuel, lower international expenses due to currency exchange rates, lower depreciation expense and a lower year-over-year impact from severe winter weather.

Within operating expenses, salaries and employee benefits increased 3% in 2015 due to the timing of annual merit increases for many of our employees and higher incentive compensation accruals, which were partially offset by the benefits from our voluntary employee severance program. Maintenance and repairs expense increased 15% in 2015 primarily due to the timing of aircraft maintenance events. Depreciation and amortization expense decreased 2% in 2015 driven by the expiration of accelerated depreciation for certain aircraft that were retired from service during the year.

Fuel expense decreased 19% in 2015 due to lower aircraft fuel prices. The net impact of fuel had a significant benefit in 2015 to operating income. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

Our operating income and operating margin in 2014 were positively impacted by the inclusion in 2013 of costs associated with our business realignment program and an aircraft impairment charge as discussed below. In addition, our results in 2014 benefited from the revenue growth in our U.S. and international export package business, our voluntary employee severance program and lower maintenance expense. These factors were partially offset by lower freight revenues, a significant negative net impact of fuel and higher depreciation expense. In addition, operating income in 2014 reflects one fewer operating day and year-over-year negative impact of severe weather.

In 2014, salaries and employee benefits were flat due to the delayed timing or absence of annual merit increases for many of our employees, benefits from our voluntary employee severance program and lower variable incentive compensation. Intercompany charges decreased 14% in 2014 due to the inclusion in the prior year results of costs associated with the business realignment program at FedEx Services, as well as lower allocated sales and information technology costs. Our maintenance and repairs costs decreased 5% in 2014 due to network reductions and the benefits from the retirement of aircraft and related engines, as well as the timing of major maintenance events. Depreciation and amortization expense increased 10% during 2014 as a result of $74 million of year-over-year incremental accelerated depreciation due to the shortened life of certain aircraft scheduled for retirement, and aircraft placed into service. Purchased transportation costs increased 7% in 2014 due to higher utilization of third-party transportation providers, including recent business acquisitions.

Fuel costs decreased 5% in 2014 due to lower aircraft fuel prices and usage. The net impact of fuel had a significant negative impact on operating income in 2014.

In 2013, we incurred a noncash pre-tax mark-to-market gain of $814 million from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. In addition, in 2013 we recorded $401 million of costs associated with our business realignment program, both directly and through intercompany allocations, and results for 2013 were negatively impacted by a $100 million impairment charge as a result of the decision to retire 10 aircraft and related engines from service.

Fuel

Fuel expense decreased 19% in 2015 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2015, 2014, and 2013 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in May 2015 was set based on March 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

The net impact of fuel had a significant benefit in 2015 to operating income. This was driven by decreased fuel prices during 2015 versus the prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

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

	2015	2014	2013
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.50%	8.00%	10.00%
High	9.50	10.50	14.50
Weighted-average	6.34	9.47	11.84

International Fuel Surcharges:
Low	0.50	12.00	12.00
High	18.00	19.00	20.50
Weighted-average	12.80	16.26	17.02

Other Income (Expense) and Income Taxes

Other expense increased in 2015 primarily due to higher management fees from FedEx. Net interest income decreased in 2014 primarily due to a decrease in capitalized interest related to progress payments on aircraft purchases. Other expense increased in 2014 primarily due to higher management fees from FedEx.

Our effective tax rate was 19.8% in 2015, 34.5% in 2014 and 37.7% in 2013. Due to its effect on income before income taxes, the adoption of MTM accounting reduced our 2015 effective tax rate by 14.6% and increased our effective tax rates by 0.9% in 2014 and 2.7% in 2013. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a benefit of approximately $46 million to our 2015 provision for income taxes. Our cumulative permanently reinvested foreign earnings were $1.9 billion at the end of 2015 and $1.6 billion at the end of 2014.

For 2016, we expect our effective tax rate to be approximately 35.0% prior to any year-end mark-to-market adjustment. The actual rate, however, will depend on a number of factors, including the amount and source of operating income and the impact of the MTM adjustment.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and global tax profile can be found in Note 9 of the accompanying consolidated financial statements.

Business Acquisitions

In 2014, we expanded our international service offerings by completing our acquisition of the businesses operated by our previous service provider, Supaswift (Pty) Ltd., in seven countries in Southern Africa, for $36 million in cash from operations. The financial results of this business are included in our financial results from the date of acquisition.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million. The financial results of these businesses are included in our financial results from their respective date of acquisition.

The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Profit Improvement Programs

During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services targeting annual profitability improvement of $1.6 billion at FedEx Express. Our plans position FedEx Express to exit 2016 with a run rate of $1.6 billion in additional operating profit from the then 2013 base business. Our ability to achieve the profit improvement target and other benefits from these programs is dependent upon a number of factors, including the health of the global economy and future customer demand.

In 2015, we made substantial progress in achieving our profit improvement goals through management of network capacity to match customer demand, reduction of structural costs and modernization of our fleet. FedEx Services has reduced its total expenses while investing in major information technology transformation projects. In addition, our incentive compensation programs have been gradually reinstated so that 2016 business plan objectives represent more fully funded compensation targets.

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

In May 2015, we made the decision to retire from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines and related parts, and adjusted the retirement schedule of an additional 23 aircraft and 57 engines. As a consequence of this decision, impairment and related charges of $276 million, of which $246 million was noncash, were recorded in the fourth quarter. The decision to permanently retire these aircraft and engines aligns with our plans to rationalize capacity and modernize our aircraft fleet to more effectively serve our customers. These combined changes will not have a material impact on our near-term depreciation expense.

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

Outlook

We expect revenues and earnings to increase during 2016 prior to any year-end MTM adjustment, primarily due to improved U.S. domestic and international export package yields, as we continue to focus on revenue quality while managing costs. In addition, we expect operating income to improve through the continued execution of our profit improvement programs, including managing network capacity to match customer demand, reducing structural costs, modernizing our fleet and driving productivity increases throughout our U.S. and international operations.

Capital expenditures are expected to remain at current levels in 2016 driven by our aircraft fleet modernization programs, as we add new aircraft that are more reliable, fuel-efficient and technologically advanced and retire older, less-efficient aircraft.

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

Contractual Cash Obligations

Our expected capital expenditures for 2016 include $1.6 billion in investments for delivery of aircraft as well as progress payments toward future aircraft deliveries. We have several aircraft modernization programs underway which are supported by the purchase of Boeing 777 Freighter (“B777F,”) Boeing 767-300 Freighter (“B767F”) and Boeing 757 (“B757”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During September 2014, we entered into an agreement to purchase four additional B767F aircraft, the delivery of which will begin in 2017 and continue through 2019.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

RISK FACTORS

Our financial and operating results are subject to many risks and uncertainties, as described below.

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade and the typically more volatile economies of emerging markets. In 2015, we saw a continued customer preference for slower, less costly shipping services.

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

We rely heavily on information and technology to operate our transportation and business networks, and any cybersecurity incident or other disruption to FedEx’s technology infrastructure could result in the loss of critical confidential information or adversely impact our reputation, business or results of operations. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of FedEx’s technology network, including the ability to provide features of service that are important to our customers and to protect our confidential business information and the information provided by our customers. We are subject to risks imposed by cybersecurity incidents, which can range from uncoordinated individual attempts to gain unauthorized access to FedEx’s information technology systems, to sophisticated and targeted measures directed at FedEx’s and our systems, customers or service providers. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to FedEx’s enterprise automation platform, data leakage and human error pose a direct threat to our and FedEx’s products, services and data.

Any disruption to FedEx’s complex, global technology infrastructure, including those impacting its computer systems and fedex.com, could result in the loss of confidential business or customer information, adversely impact our customer service, volumes and revenues or could lead to litigation or investigations, resulting in significant costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. While FedEx has invested and continues to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate FedEx from cybersecurity incidents, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.

Our transportation business is impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel can be unpredictable and beyond our control. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. Additionally, if fuel prices rise sharply, even if we increase our fuel surcharge, we could experience a lag time in implementing the surcharge, which could adversely affect our short-term operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding services to our lower-yielding services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation network.

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

If we and FedEx do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, over the past several years, we have acquired businesses in Europe, Latin America and Africa. Additionally, in April 2015, FedEx entered into a conditional agreement to acquire TNT Express N.V. (“TNT Express”). While FedEx expects to successfully execute the TNT Express acquisition, it may not be able to complete the transaction on favorable terms, on a timely basis or at all. Additionally, while we anticipate that our past and future acquisitions will enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than our pilots, all of our U.S. employees have thus far chosen not to unionize. The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most of our employees from the purview of the Railway Labor Act of 1926, as amended (“RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets. In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA.

We may not be able to achieve our profit improvement goal by the end of 2016. In 2013, we announced profit improvement programs that include cost reductions, modernization of our aircraft fleet, transformation of our U.S. domestic operations and international profit improvements. To this end, since 2013, we have retired from service 25 aircraft and 42 related engines, and we have adjusted the retirement schedule of numerous aircraft and engines, in an effort to rationalize capacity and modernize our aircraft fleet. Additionally, during 2014, FedEx completed a voluntary buyout program offering cash buyouts to eligible U.S.-based employees. We will continue to work towards our goal of annual profitability improvement of $1.6 billion by the end of 2016. Our ability to achieve this objective is dependent on a number of factors, including the health of the global economy and future customer demand. In light of these factors, we may not be able to achieve our goal.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration requires us to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

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

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft emissions. For example, in 2015, the U.S. Environmental Protection Agency (the “EPA”) issued a proposed finding on GHG emissions from aircraft and its relationships to air pollution. The final finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. Additionally, in 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions, to the airline industry. Under this decision, all our flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In addition, the U.S. Congress has, in the past, considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Finally, given the broad and global scope of our operations and our susceptibility to global macro-economic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

A localized disaster in a key geography could adversely impact our business. While we operate an integrated network with assets distributed throughout the world, there are concentrations of key assets within our network that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as tornados, floods, earthquakes or terrorist attacks. The loss of a key location such as our Memphis super hub or one of FedEx’s information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

Our business may be adversely impacted by disruptions or modifications in service by the USPS. The USPS is a significant customer of ours, and thus, disruptions or modifications in services by the USPS or any resulting structural changes to its operations, network, service offerings or pricing could have an adverse effect on our operations and financial results.

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

•

the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our business resulting from new domestic or international government laws and regulation;

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2015.

The effectiveness of our internal control over financial reporting as of May 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited Federal Express Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Federal Express Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Express Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Express Corporation as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, changes in owner’s equity, and cash flows for each of the three years in the period ended May 31, 2015 of Federal Express Corporation and our report dated July 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2015

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the accompanying consolidated balance sheets of Federal Express Corporation as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, changes in owner’s equity and cash flows for each of the three years in the period ended May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Express Corporation at May 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its methods of accounting for actuarial gains and losses and the calculation of expected return on plan assets related to its pension and other postretirement benefit plans in fiscal year 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Express Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2015

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2015	2014
		(As Adjusted)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$884	$858
Receivables, less allowances of $92 and $80	1,549	1,705
Spare parts, supplies and fuel, less allowances of $204 and $211	394	395
Deferred income taxes	378	401
Due from parent company and other FedEx subsidiaries	501	505
Prepaid expenses and other	108	103

Total current assets	3,814	3,967

PROPERTY AND EQUIPMENT, AT COST

Aircraft and related equipment	16,186	15,632
Package handling and ground support equipment	2,883	2,861
Vehicles	2,232	2,279
Computer and electronic equipment	770	795
Facilities and other	4,215	4,185

	26,286	25,752
Less accumulated depreciation and amortization	12,392	12,272

Net property and equipment	13,894	13,480

OTHER LONG-TERM ASSETS
Goodwill	1,448	1,561
Other assets	1,104	959

Total other long-term assets	2,552	2,520

	$20,260	$19,967

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2015	2014
		(As Adjusted)
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7	$—
Accrued salaries and employee benefits	1,014	902
Accounts payable	1,257	1,394
Accrued expenses	1,056	1,019
Due to other FedEx subsidiaries	1,932	1,265

Total current liabilities	5,266	4,580

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,712	1,935
Pension, postretirement healthcare and other benefit obligations	1,251	1,208
Self-insurance accruals	711	667
Deferred lease obligations	572	643
Deferred gains, principally related to aircraft transactions	178	203
Other liabilities	117	96

Total other long-term liabilities	4,541	4,752

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	9,839	9,695
Accumulated other comprehensive (loss) income	(233)	93

Total owner’s equity	10,214	10,396

	$20,260	$19,967

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS)

	Years ended May 31,
	2015	2014	2013
		(As Adjusted)

REVENUES	$26,094	$26,048	$26,193

OPERATING EXPENSES:
Salaries and employee benefits	9,600	9,340	9,363
Purchased transportation	1,765	1,767	1,649
Rentals and landing fees	1,665	1,678	1,659
Depreciation and amortization	1,449	1,476	1,338
Fuel	3,199	3,943	4,129
Maintenance and repairs	1,351	1,177	1,239
Business realignment, impairment and other charges	276	—	243
Retirement plans mark-to-market adjustment	1,262	16	(814)
Intercompany charges	1,948	1,989	2,325
Other	3,260	3,264	3,308

	25,775	24,650	24,439

OPERATING INCOME	319	1,398	1,754

OTHER INCOME (EXPENSE):
Interest income	19	22	42
Other, net	(159)	(106)	(88)

	(140)	(84)	(46)

INCOME BEFORE INCOME TAXES	179	1,314	1,708

PROVISION FOR INCOME TAXES	35	453	644

NET INCOME	$144	$861	$1,064

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS)

	Years Ended May 31,
	2015	2014	2013
		(As Adjusted)

NET INCOME	$144	$861	$1,064

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments, net of tax benefit of $35 in 2015, tax expense of $1 in 2014 and tax benefit of $13 in 2013	(321)	(23)	36
Amortization of prior service credit and other, net of tax benefit of $2, $3, and $12	(5)	—	10

	(326)	(23)	46

COMPREHENSIVE (LOSS) INCOME	$(182)	$838	$1,110

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2015	2014	2013
		(As Adjusted)
Operating Activities:
Net income	$144	$861	$1,064
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,449	1,476	1,338
Provision for uncollectible accounts	115	100	135
Deferred income taxes and other noncash items	(205)	84	227
Business realignment, impairment and other charges	246	—	174
Retirement plans mark-to-market adjustment	1,262	16	(814)
Changes in assets and liabilities:
Receivables	(178)	(179)	(12)
Other current assets	(173)	(104)	44
Accounts payable and other liabilities	(214)	(140)	826
Other, net	40	(1)	3

Cash provided by operating activities	2,486	2,113	2,985

Investing Activities:
Capital expenditures	(2,369)	(1,985)	(2,055)
Proceeds from asset dispositions and other	4	3	25
Business acquisitions, net of cash acquired	—	(36)	(483)

Cash used in investing activities	(2,365)	(2,018)	(2,513)

Financing Activities:
Principal payments on debt	—	(4)	(417)

Cash used in financing activities	—	(4)	(417)

Effect of exchange rate changes on cash	(95)	(2)	2

Net increase in cash and cash equivalents	26	89	57
Cash and cash equivalents at beginning of period	858	769	712

Cash and cash equivalents at end of period	$884	$858	$769

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity

Balance at May 31, 2012 - as adjusted	$—	$608	$7,776	$70	$8,454

Net income	—	—	1,064	—	1,064
Other comprehensive income, net of tax of $25	—	—	—	46	46

Balance at May 31, 2013 - as adjusted	—	608	8,840	116	9,564

Net income	—	—	861	—	861
Other comprehensive loss, net of tax of $2	—	—	—	(23)	(23)
Transfer to other FedEx subsidiaries	—	—	(6)	—	(6)

Balance at May 31, 2014 - as adjusted	—	608	9,695	93	10,396

Net income	—	—	144	—	144
Other comprehensive loss, net of tax of $37	—	—	—	(326)	(326)

Balance at May 31, 2015	$—	$608	$9,839	$(233)	$10,214

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2015 or ended May 31 of the year referenced.

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

ACCOUNTS RECEIVABLE ARRANGEMENT. We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, FedEx TechConnect records and collects receivables associated with our domestic package delivery functions, while we continue to recognize revenue for the transportation services provided. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at May 31, 2015 and May 31, 2014. See Note 16 for further discussion of this arrangement.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $77 million in 2015, $85 million in 2014 and $109 million in 2013. In addition, FedEx Services performs marketing functions for us and the related charges are allocated to us and are reflected on the line item “Intercompany charges” on the consolidated statements of income. We believe the total amounts allocated approximate the costs of providing such services.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts currently identified as excess or obsolete as well as expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. The majority of our supplies and our fuel are reported at weighted-average cost.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements, which became effective June 1, 2014, resulted in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

Reclassifications have been made to the 2014 consolidated financial statements to conform to the current year’s presentation. The consolidated balance sheet for 2014 reflects the reclassification of $70 million of facilities and other that were previously presented in computer and electronic equipment. The reclassification has no impact on the net book value of property and equipment, total assets, or depreciation expense.

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2015	2014
Wide-body aircraft and related equipment	15 to 30 years	$7,548	$7,223
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,943	2,639
Package handling and ground support equipment	5 to 30 years	711	723
Vehicles	3 to 12 years	846	913
Computer and electronic equipment	2 to 10 years	144	196
Facilities and other	2 to 30 years	1,702	1,786

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. In May 2015, we adjusted the depreciable lives of 23 aircraft and 57 engines. These changes will not have a material impact on near-term depreciation expense. In May 2013, we made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In May 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft, resulting in a depreciation expense increase of $69 million in 2013. As a result of these accelerated retirements, we had an additional $74 million in year-over-year depreciation expense in 2014.

Depreciation expense, excluding gains and losses on sales of property and equipment used in operations, was $1.4 billion in 2015, $1.5 billion in 2014 and $1.3 billion in 2013. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits and construction of certain facilities up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $28 million in 2015, $25 million in 2014 and $43 million in 2013.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We operate an integrated transportation network, and accordingly, cash flows for most of our operating assets to be held and used are assessed at a network level, not at an individual asset level, for our analysis of impairment.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; or changes to planned service expansion activities. At May 31, 2015, we had one aircraft temporarily idled. This aircraft has been idled for approximately two months and is expected to return to revenue service.

In May 2015, we made the decision to retire from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines and related parts, and adjusted the retirement schedule of an additional 23 aircraft and 57 engines. As a consequence of this decision, impairment and related charges of $276 million, of which $246 million was noncash, were recorded in the fourth quarter. The decision to permanently retire these aircraft and engines aligns with our plans to rationalize capacity and modernize our aircraft fleet to more effectively serve our customers.

In 2013, we retired from service two Airbus A310-200 aircraft and four related engines, three Airbus A310-300 aircraft and two related engines and five Boeing MD10-10 aircraft and 15 related engines. As a consequence of this decision, a noncash impairment charge of $100 million was recorded in 2013. All of these aircraft were temporarily idled and not in revenue service.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of our company is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value with its carrying value (including attributable goodwill). Fair value is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter, and at May 31, 2015 we do not believe that our goodwill is at risk.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement,

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. Our expected rate of return is a judgmental matter which is reviewed on an annual basis and revised as appropriate.

A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, which is sponsored by our parent, FedEx. Additionally, we also sponsor or participate in nonqualified benefit plans covering certain employee groups and other pension plans covering certain of our international groups. The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition of unrecognized gains or losses and prior service costs or credits.

During the fourth quarter of 2015, we changed our method of accounting for our defined benefit pension and postretirement healthcare plans. Under our new method of accounting, we will immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our operating results annually in the fourth quarter each year. Further, we voluntarily changed our method for determining the expected return on plan assets (“EROA”), which is used in the calculation of pension and other postretirement expense for funded postretirement benefit plans for interim periods. We now use the fair value of plan assets to calculate the EROA. The new methods of accounting are collectively referred to as “mark-to-market” or MTM accounting. Historically, we recognized actuarial gains and losses, subject to a corridor, as a component of other comprehensive income and amortized these gains and losses as a component of pension and postretirement healthcare expenses over the average future service period of the covered employees. Previously, we used a calculated value method to determine the value of plan assets and amortized changes in the fair value of plan assets over a period no longer than four years.

We believe the immediate recognition of actuarial gains and losses under MTM accounting is a preferable method of accounting as it aligns the recognition of changes in the fair value of plan assets and liabilities in the income statement with the fair value accounting principles that are used to measure the net funded status of the plans in our balance sheet. MTM accounting also eliminates the impact on future periods of the amortization of the increasingly material amount of accumulated actuarial losses resulting from persistently low interest rates and changes in demographic assumptions.

The adoption of MTM accounting is a voluntary change in accounting principle that is required to be adopted retrospectively. Therefore all periods presented have been recast to conform to the current year presentation reflecting the retirement plan accounting changes as discussed further in Note 10.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative effect of the change on retained earnings as of June 1, 2012, was a pre-tax reduction of $140 million, with an offset to accumulated other comprehensive income (OCI) and therefore no net impact to owner’s equity. The impact of all adjustments made to the financial statements presented is summarized below (amounts in millions):

	2014			2013
	Previously		Effect of	Previously		Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
Consolidated Statements of Income
Operating expenses
Salaries and employee benefits	$9,600	$9,340	$(260)	$9,730	$9,363	$(367)
Retirement plans MTM adjustment	—	16	16	—	(814)	(814)
Intercompany charges	2,000	1,989	(11)	2,344	2,325	(19)
Operating Income	1,143	1,398	255	554	1,754	1,200
Income Before Income Taxes	1,059	1,314	255	508	1,708	1,200
Provision for Income Taxes	355	453	98	178	644	466
Net Income	704	861	157	330	1,064	734

Consolidated Statements of Comprehensive Income
Net Income	704	861	157	330	1,064	734
Amortization of prior service credit and other, net of tax	(6)	—	6	(2)	10	12
Comprehensive Income	675	838	163	364	1,110	746

Consolidated Balance Sheets
Due from parent company and other FedEx subsidiaries	502	505	3	430	432	2
Due to other FedEx subsidiaries	910	1,265	355	1,064	1,685	621
Deferred income taxes	3,196	1,935	(1,261)	2,833	1,468	(1,365)
Retained Earnings	8,944	9,695	751	8,246	8,840	594
Accumulated other comprehensive income (loss)	(65)	93	158	(36)	116	152

Consolidated Statements of Cash Flows
Operating Activities
Net Income	704	861	157	330	1,064	734
Deferred income taxes and other noncash items	246	84	(162)	128	227	99
Retirement plans MTM adjustment	—	16	16	—	(814)	(814)
Accounts payable and other liabilities	(129)	(140)	(11)	845	826	(19)

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013, and the parties are currently in negotiations. In October 2014, we formally requested assistance from the National Mediation Board (“NMB”) to mediate the negotiations and the NMB has been actively mediating the talks since that time. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended. The conduct of mediated negotiations has no impact on our operations. In addition to our pilots, certain non-U.S. employees are unionized.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCK-BASED COMPENSATION. We participate in the stock-based compensation plans of our parent, FedEx. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method.

FedEx uses the Black-Scholes pricing model to calculate the fair value of stock options. Our total share-based compensation expense was $44 million in 2015, $39 million in 2014 and $36 million in 2013.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices or systems.

We believe that no other new accounting guidance was adopted or issued during 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: BUSINESS COMBINATIONS

In 2014, we expanded the international service offerings of FedEx Express by completing our acquisition of the businesses operated by our previous service provider Supaswift (Pty) Ltd., in seven countries in Southern Africa, for $36 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

In 2013, we completed our acquisitions of Rapidão Cometa Logística e Transporte S.A., a Brazilian transportation and logistics company, for $398 million; TATEX, a French express transportation company, for $55 million; and Opek Sp. z o.o., a Polish domestic express package delivery company, for $54 million. The financial results of these businesses are included in our results of operations from their respective date of acquisition.

The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill and changes therein are as follows (in millions):

Balance as of May 31, 2013	$1,526

Goodwill acquired(1)	24
Purchase adjustments and other(2)	11

Balance as of May 31, 2014	1,561

Purchase adjustments and other(2)	(113)

Balance as of May 31, 2015(3)	$1,448

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

OTHER INTANGIBLE ASSETS. The net book value of our other intangible assets was $41 million at May 31, 2015 and $56 million at May 31, 2014. Amortization expense for intangible assets was $14 million in 2015, $15 million in 2014 and $22 million in 2013. Estimated amortization expense is expected to be immaterial in 2016 and beyond.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2015	2014

Accrued Salaries and Employee Benefits
Salaries	$264	$200
Employee benefits, including variable compensation	270	221
Compensated absences	480	481

	$1,014	$902

Accrued Expenses
Self-insurance accruals	$353	$313
Taxes other than income taxes	218	247
Other	485	459

	$1,056	$1,019

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2015, are as follows (in millions):

	May 31,
	2015	2014
Senior unsecured debt
Interest rate of 7.60%, due in 2098	$239	$239

	239	239
Capital lease obligations	7	—

	246	239
Less current portion	7	—

	$239	$239

Interest on our fixed-rate notes is paid semi-annually. Long-term debt, exclusive of capital leases, had estimated fair values of $345 million at May 31, 2015 and $326 million at May 31, 2014. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FedEx issues other financial instruments in the normal course of business to support our operations. We had letters of credit at May 31, 2015 of $297 million issued on our behalf by FedEx and $393 million in outstanding surety bonds placed by third-party insurance providers. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of international operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: LEASES

We utilize certain aircraft, land, facilities and equipment under capital and operating leases that expire at various dates through 2046. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2015 and May 31, 2014. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2015	2014	2013

Minimum rentals	$1,281	$1,292	$1,287
Contingent rentals(1)	137	138	123

	$1,418	$1,430	$1,410

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases

2016	$461	$676	$1,137
2017	400	846	1,246
2018	329	531	860
2019	273	457	730
2020	190	394	584
Thereafter	360	3,265	3,625

Total	$2,013	$6,169	$8,182

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2015 and 2014. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2015 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

We make payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not our direct obligations, nor do we guarantee them.

We are the lessee in a series of operating leases covering a portion of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are not the primary beneficiary of the leasing entities as the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. As such, we are not required to consolidate these entities as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our financial statements for the years ended May 31 (in millions, amounts in parentheses indicate debits to AOCI):

	2015	2014	2013
Foreign currency translation gain (loss):
Balance at beginning of period	$71	$94	$58
Translation adjustments	(321)	(23)	36

Balance at end of period	(250)	71	94

Retirement plans adjustments:
Balance at beginning of period	22	22	12
Prior service cost arising during period	(3)	—	—
Reclassifications from AOCI	(2)	—	10

Balance at end of period	17	22	22

Accumulated other comprehensive income (loss) at end of period	$(233)	$93	$116

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

NOTE 9: INCOME TAXES

Our operations are included in the consolidated federal income tax return of FedEx. Our income tax provision approximates the amount which would have been recorded on a separate return basis. The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2015	2014	2013
Current provision (benefit)
Domestic:
Federal	$83	$(79)	$(123)
State and local	8	(7)	(6)
Foreign	202	184	159

	293	98	30

Deferred provision (benefit)
Domestic:
Federal	(237)	292	582
State and local	(16)	44	73
Foreign	(5)	19	(41)

	(258)	355	614

	$35	$453	$644

Pre-tax earnings (loss) of foreign operations for 2015, 2014 and 2013 were $701 million, $367 million and $(84) million, respectively. These amounts represent only a portion of total results associated with international shipments and accordingly, do not represent our international results of operations.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes for the years ended May 31 was as follows (in millions):

	2015	2014	2013

Taxes computed at federal statutory rate	$63	$460	$598
Increases (decreases) in income tax from:
State and local income taxes, net of federal benefit	(5)	24	44
Foreign operations	(31)	(38)	(24)
U.S. federal income tax credits	(5)	(4)	(3)
Non-deductible items	20	17	29
Other, net	(7)	(6)	—

	$35	$453	$644

Effective Tax Rate	19.8%	34.5%	37.7%

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$80	$2,892	$117	$2,884
Employee benefits	2,297	10	1,839	10
Self-insurance accruals	366	—	343	—
Other	315	1,423	275	1,215
Net operating loss/credit carryforwards	263	—	275	—
Valuation allowances	(187)	—	(194)	—

	$3,134	$4,325	$2,655	$4,109

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2015	2014

Current deferred tax assets	$378	$401
Noncurrent deferred tax assets(1)	143	80
Noncurrent deferred tax liabilities	(1,712)	(1,935)

	$(1,191)	$(1,454)

(1)	Noncurrent deferred tax assets are included in the line item Other Assets in our consolidated Balance Sheet.

The defined benefit retirement plans deferred taxes allocated from our parent, FedEx are reflected above and are remeasured annually.

We have $837 million of net operating loss carryovers in various foreign jurisdictions and $157 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2016. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.9 billion at the end of 2015 and $1.6 billion at the end of 2014. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2015, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided an approximate $46 million benefit

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to our provision for income taxes. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $478 million at the end of 2015 and $471 million at the end of 2014.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2015	2014	2013

Balance at beginning of year	$33	$44	$45
Increases for tax positions taken in the current year	—	1	1
Increases for tax positions taken in prior years	3	1	3
Decreases for tax positions taken in prior years	(2)	(4)	(2)
Settlements	—	(4)	(7)
Increases due to acquisitions	—	—	4
Decreases from lapse of statute of limitations	—	(4)	(2)
Changes due to currency translation	(5)	(1)	2

Balance at end of year	$29	$33	$44

Our liabilities recorded for uncertain tax positions include $26 million at May 31, 2015 and $30 million at May 31, 2014 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $17 million on May 31, 2015 and May 31, 2014. Total interest and penalties included in our consolidated statements of income are immaterial.

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the fourth quarter of 2015, we adopted mark-to-market (MTM) accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1. Our fourth quarter MTM adjustment includes adjustments for retirement plans sponsored by us as well as an allocated portion of adjustments for the defined benefit plans sponsored by our parent, FedEx.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2015	2014	2013
Pension plans sponsored by FedEx	$77	$163	$234
Defined benefit pension plans	42	44	36
Defined contribution plans	246	237	233
Postretirement healthcare plans	62	62	62
Retirement plans MTM adjustment	1,262	16	(814)

	$1,689	$522	$(249)

PENSION PLANS. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by our parent, FedEx. The plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account. Under the Portable Pension Account, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The Portable Pension Account benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. Our employees comprise approximately 72% of the participants in the FedEx Plan. For more information about this plan and the related accounting assumptions, refer to the financial statements of FedEx included in its Form 10-K for the year ended May 31, 2015.

PENSION PLAN ASSUMPTIONS. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.

We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are immediately recognized and expensed in a fourth quarter mark-to-market adjustment.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average actuarial assumptions for the FedEx Plan were as follows:

	Pension Plans
	2015	2014	2013

Discount rate used to determine benefit obligation	4.42%	4.60%	4.79%
Discount rate used to determine net periodic benefit cost	4.60	4.79	4.44
Rate of increase in future compensation levels used to determine benefit obligation	4.62	4.56	4.54
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.56	4.54	4.62
Expected long-term rate of return on assets	7.75	7.75	8.00

FedEx’s consolidated expected long-term rate of return on plan assets was 7.75% in 2015 and 2014 and 8% in 2013. However, for 2016, FedEx lowered its EROA assumption for long-term returns on plan assets to 6.50% as they continue to implement their asset and liability management strategy. In lowering this assumption FedEx considered its historical returns, current capital markets outlook and investment strategy for their plan assets, including the impact of the duration of the plan liability.

We incurred a net periodic benefit cost, prior to the year-end MTM adjustment, of $70 million in 2015, $157 million in 2014 and $227 million in 2013, for our participation in the FedEx Plan. Ongoing pension costs in 2015 were lower than 2014 due to the favorable impact of significant returns on plan assets. Pension costs in 2014 were lower than 2013 due to the favorable impact of significant returns on plan assets.

Information regarding the funded status of the FedEx Plan at May 31 was as follows (in millions):

	2015	2014
Projected benefit obligation (“PBO”)	$25,554	$22,737
Fair value of plan assets	22,291	20,814

Funded status	$(3,263)	$(1,923)

Certain of our employees participate in a nonqualified defined benefit pension plan sponsored by FedEx. Our participants in this nonqualified defined benefit plan make up approximately 30% of the participants in the plan. FedEx has accumulated benefit obligations (“ABOs”) aggregating approximately $227 million at May 31, 2015 and $236 million at May 31, 2014 and PBOs aggregating approximately $227 million at May 31, 2015 and $237 million at May 31, 2014 related to this plan. This plan is not funded because such funding provides no current tax deduction and would be deemed current compensation to plan participants.

DEFINED CONTRIBUTION PLANS. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. Most U.S. employees are covered under the FedEx 401(k) plan. Pilots are covered under a 401(a) money purchase pension plan, as well as their own 401(k) plan. Expense for our employees under these plans was $246 million in 2015, $237 million in 2014 and $233 million in 2013.

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO or APBO of the plan.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the plans currently sponsored by us, the following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets for our employees over the two-year period ended May 31, 2015 and a statement of the funded status as of May 31, 2015 and 2014 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2015	2014	2015	2014

Accumulated Benefit Obligation (“ABO”)	$746	$722

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$875	$763	$699	$659
Service cost	38	39	30	30
Interest cost	29	29	32	32
Actuarial loss	89	20	8	5
Benefits paid	(24)	(22)	(71)	(60)
Settlements	(4)	(2)	—	—
Curtailments	(2)	—	—	—
Amendments	3	—	—	—
Participant contributions	3	3	35	33
Foreign currency exchange rate changes	(113)	46	(1)	—
Other	(2)	(1)	—	—

PBO/APBO at the end of year	$892	$875	$732	$699

Change in Plan Assets
Fair value of plan assets at the beginning of year	$463	$386	$—	$—
Actual return on plan assets	72	24	—	—
Company contributions	39	36	36	27
Benefits paid	(24)	(22)	(71)	(60)
Settlements	(4)	(2)	—	—
Foreign currency exchange rate changes	(48)	39	—	—
Other	1	2	35	33

Fair value of plan assets at the end of year	$499	$463	$—	$—

Funded Status of the Plans	$(393)	$(412)	$(732)	$(699)

Amount Recognized in the Balance Sheet at May 31: Noncurrent asset	$26	5
Current pension, postretirement healthcare and other benefit obligations	(8)	$(10)	$(32)	$(31)
Noncurrent pension, postretirement healthcare and other benefit obligations	(411)	(407)	(700)	(668)

Net amount recognized	$(393)	$(412)	$(732)	$(699)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service (credit) cost and other	$(20)	$(28)	$1	$1

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Prior service credit and other	$(2)	$(3)	$—	$—

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents plans sponsored by us on a disaggregated basis to show those plans (as a group) in an unfunded position. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2015	2014
Pension Benefits
Fair value of plan assets	$93	$99
PBO	(513)	(516)

Net funded status	$(420)	$(417)

	ABO Exceeds the Fair Value of Plan Assets
	2015	2014
Pension Benefits
ABO(1)	$(366)	$(364)

Fair value of plan assets	93	98
PBO	(513)	(515)

Net funded status	$(420)	$(417)

(1)	ABO not used in determination of funded status.

In the plans currently sponsored by us, net periodic benefit cost for FedEx Express employees for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2015	2014	2013	2015	2014	2013

Service cost	$38	$39	$32	$30	$30	$33
Interest cost	29	29	27	32	32	29
Expected return on plan assets	(23)	(22)	(21)	—	—	—
Recognized actuarial losses (gains) and other	35	15	36	8	5	(25)

Net periodic benefit cost	$79	$61	$74	$70	$67	$37

Due to its immateriality, the table showing amounts recognized in OCI has been excluded from this disclosure.

The weighted-average actuarial assumptions for the plans sponsored by us were as follows:

	Pension Plans			Postretirement Healthcare Plans
	2015	2014	2013	2015	2014	2013

Discount rate used to determine benefit obligation	2.98%	3.59%	3.66%	4.62%	4.74%	4.91%
Discount rate used to determine net periodic benefit cost	3.59	3.66	4.08	4.74	4.91	4.55
Rate of increase in future compensation levels used to determine benefit obligation	3.27	3.38	3.30	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	3.38	3.30	3.00	—	—	—
Expected long-term rate of return on assets	5.13	5.14	6.41	—	—	—

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit payments for FedEx Express employees in the plans sponsored by us, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	Pension Plans	Postretirement Healthcare Plans
2016	$22	$32
2017	25	33
2018	26	35
2019	28	36
2020	29	38
2021-2025	195	223

We expect to make pension plan contributions in 2016 approximating $33 million. These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.3% during 2016, decreasing to an annual growth rate of 4.5% in 2029 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2015 or 2015 benefit expense because the level of these benefits is capped.

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

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

REVENUE BY SERVICE TYPE

	2015	2014	2013
Package:
U.S. overnight box	$6,704	$6,555	$6,513
U.S. overnight envelope	1,629	1,636	1,705
U.S. deferred	3,342	3,188	3,020

Total U.S. domestic package revenue	11,675	11,379	11,238
International priority	6,251	6,451	6,586
International economy	2,301	2,229	2,046

Total international export package revenue	8,552	8,680	8,632

International domestic(1)	1,406	1,446	1,398

Total package revenue	21,633	21,505	21,268

Freight:
U.S.	2,300	2,355	2,562
International priority	1,588	1,594	1,678
International airfreight	180	205	276

Total freight revenue	4,068	4,154	4,516

Other	393	389	409

	$26,094	$26,048	$26,193

GEOGRAPHICAL INFORMATION(2)

Revenues:
U.S.	$14,015	$13,775	$13,837
International	12,079	12,273	12,356

	$26,094	$26,048	$26,193

Noncurrent assets:
U.S.	$13,889	$13,317	$12,717
International	2,557	2,683	2,614

	$16,446	$16,000	$15,331

(1)	International domestic revenues represent our international intra-country express operations.

(2)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes for the years ended May 31 was as follows (in millions):

	2015	2014	2013
Cash payments for:
Income taxes	$544	$235	$243
Income tax refunds received	(226)	(182)	(213)

Cash tax payments, net	$318	$53	$30

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

We provide guarantees on certain FedEx unsecured debt instruments aggregating $7.0 billion at May 31, 2015, jointly and severally with other affiliated companies in the FedEx consolidated group. In addition, we guarantee, jointly and severally with other affiliated companies in the FedEx consolidated group, FedEx’s $1.0 billion revolving credit agreement, which backs its commercial paper program. At May 31, 2015, no commercial paper was outstanding and the entire $1.0 billion under the revolving credit agreement was available for future borrowings. The guarantees are full and unconditional and are required by the lenders since FedEx has no independent assets or operations.

Special facility revenue bonds have been issued by certain municipalities primarily to finance the acquisition and construction of various airport facilities and equipment. These facilities were leased to us and are accounted for as operating leases. We have unconditionally guaranteed $483 million in principal of these bonds (with total future principal and interest payments of approximately $578 million as of May 31, 2015) through these leases.

NOTE 14: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2015 were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2016	$1,255	$72	$1,327
2017	1,024	47	1,071
2018	1,399	40	1,439
2019	1,017	10	1,027
2020	662	8	670
Thereafter	3,786	72	3,858

	$9,143	$249	$9,392

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2015, our obligation to purchase three Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“ B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the Railway Labor Act of 1926, as amended. Commitments to purchase aircraft in passenger configuration do not include the attendant costs to modify these aircraft for cargo transport unless we have entered into noncancelable commitments to modify such aircraft. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We have several aircraft modernization programs underway which are supported by the purchase of B777F, B767F and B757 aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

During September 2014, we entered into an agreement to purchase four additional B767F aircraft, the delivery of which will begin in 2017 and continue through 2019.

We had $472 million in deposits and progress payments as of May 31, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2015, with the year of expected delivery:

	B767F	B777F	Total

2016	11	2	13
2017	12	—	12
2018	11	2	13
2019	6	2	8
2020	—	3	3
Thereafter	—	9	9

Total	40	18	58

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

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accordingly, we will vigorously defend ourselves in this matter. If we are convicted, remedies could include fines, penalties, forfeiture and compliance conditions. Given the early stage of this proceeding, we cannot estimate the amount or range of loss, if any; however, it is reasonably possible that it could be material if we are convicted.

Other Matters. In August 2010, a third-party consultant who works with shipping customers to negotiate lower rates filed a lawsuit in federal district court in California against FedEx and United Parcel Service, Inc. (“UPS”) alleging violations of U.S. antitrust law. This matter was dismissed in May 2011, but the court granted the plaintiff permission to file an amended complaint, which FedEx received in June 2011. In November 2011, the court granted our motion to dismiss this complaint, but again allowed the plaintiff to file an amended complaint. The plaintiff filed a new complaint in December 2011. On April 30, 2015, the court dismissed the case, finding that the plaintiff failed to provide certain evidence necessary to allow the case to proceed. The plaintiff filed a notice of appeal on May 26, 2015.

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

On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. In April 2015, the FCA issued a report responding to the observations submitted by all companies involved in the investigation. We submitted an answer to the FCA’s report in early July. Loss in this matter is probable, and we established an accrual for the estimated probable loss. This amount was immaterial.

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

We maintain an accounts receivable arrangement with FedEx TechConnect. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.7 billion at May 31, 2015 and at May 31, 2014.

The costs of FedEx Services, FedEx TechConnect and FedEx Office and Print Services, Inc., as well as charges for management fees from our parent, are allocated to us and are included in the expense line item “Intercompany charges, net” based on metrics such as relative revenues or estimated services provided. We believe these allocations approximate the net cost of providing the functions.

FEDERAL EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015 (1)
Revenues	$6,584	$6,715	$6,388	$6,407
Operating income (Previously reported)	327	442	357	N/A
Retirement plans accounting changes	47	47	47	N/A

Operating income (loss) (As adjusted)	374	489	404	(948)

Net income (Previously reported)	195	274	214	N/A
Retirement plans accounting changes, net of tax	30	30	30	N/A

Net income (loss) (As adjusted)	225	304	244	(629)

2014 (1)
Revenues	$6,346	$6,546	$6,426	$6,730
Operating income (Previously reported)	230	322	126	465
Retirement plans accounting changes	68	67	68	52

Operating income (As adjusted)	298	389	194	517

Net income (Previously reported)	146	198	64	296
Retirement plans accounting changes, net of tax	42	41	42	32

Net income (As adjusted)	188	239	106	328

(1)

The fourth quarter of 2015 includes a $1.3 billion retirement plans mark-to-market loss and $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. In addition, the first, second and third quarters of 2015 and all quarters of 2014 have been recast to conform to the current year presentation reflecting the retirement plans accounting changes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt because the interest rates are fixed on all of our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate, long-term debt (exclusive of capital leases) with estimated fair values of $345 million at May 31, 2015 and $326 million at May 31, 2014. Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $18 million as of May 31, 2015 and May 31, 2014. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these benefit plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets would also increase pension expense.

FOREIGN CURRENCY. While we are a global provider of transportation services, the substantial majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the Chinese yuan, euro, British pound, Brazilian real, Mexican peso and the Canadian dollar. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During 2015, foreign currency fluctuations had a moderately positive impact on operating income. The impact of foreign currency fluctuations was slightly negative in 2014. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2015, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in an increase in operating income of $36 million for 2016. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

COMMODITY. While we have market risk for changes in the price of jet fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

OTHER. We do not purchase or hold any derivative financial instruments for trading purposes.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have audited the consolidated financial statements of Federal Express Corporation as of May 31, 2015 and 2014, and for each of the three years in the period ended May 31, 2015, and have issued our report thereon dated July 14, 2015 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 14, 2015

SCHEDULE II

FEDERAL EXPRESS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2015, 2014, AND 2013

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2015	$23	$115	$—		$109	(a)	$29

2014	32	100	—		109	(a)	23

2013	33	135	—		136	(a)	32

Allowance for Revenue Adjustments

2015	$57	$—	$500	(b)	$494	(c)	$63

2014	52	—	443	(b)	438	(c)	57

2013	54	—	398	(b)	400	(c)	52

Inventory Valuation Allowance:

2015	$211	$20	$—		$27		$204

2014	204	19	—		12		211

2013	183	23	—		2		204

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDERAL EXPRESS CORPORATION

COMPUTATION OF RATIO OF EARNINGS (LOSS) TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2015	2014	2013	2012(1)	2011
		(As Adjusted)

Earnings (loss):
Income (loss) before income taxes	$179	$1,314	$1,708	$(1,005)	$1,019
Add back:
Portion of rent expense representative of interest factor	574	577	598	566	611

Earnings (loss) as adjusted	$753	$1,891	$2,306	$(439)	$1,630

Fixed Charges:
Capitalized interest	$28	$25	$43	$80	$61
Portion of rent expense representative of interest factor	574	577	598	566	611

	$602	$602	$641	$646	$672

Ratio of Earnings to Fixed Charges	1.3	3.1	3.6	—	2.4

(1)	The loss in 2012 was inadequate to cover fixed charges. Additional earnings of $1,085 million would have been necessary to bring the ratio for this period to 1.0.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx Express, as amended. (Filed as Exhibit 3.1 to FedEx’s FY98 Third Quarter Report on Form 10-Q and incorporated herein by reference.)

3.2	By-laws of FedEx Express. (Filed as Exhibit 3.2 to FedEx Express’s FY93 Annual Report on Form 10-K and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.7	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.9	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.13	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.16	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.17	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.20	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.25	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.26	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 5 (and related side letter) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.31	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.52 to FedEx Corporation’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.32	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.33	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.34	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.35	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.37	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.38	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40	Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.38 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.41	Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.42	Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.43	Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44	Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.45	Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.46	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.47	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.48	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.49	Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.51	Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.52	Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53	Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.54	Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.55	Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.56	Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.11 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.57	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.58	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.59	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.60	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

Financing Agreement

10.61	Five-Year Credit Agreement dated as of April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated April 26, 2011 and filed April 29, 2011, and incorporated herein by reference.)

10.62	First Amendment dated March 1, 2013 amending the Five-Year Credit Agreement dated April 26, 2011, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 10.6 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

FedEx Express is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of FedEx Express and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 76 of this Annual Report on Form 10-K).

*18	Letter on Change in Accounting Principles.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.