Form 10-Q
period 2015-08-31
FEDERAL EXPRESS CORP
filed 2015-09-17
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)

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

The number of shares of common stock outstanding as of September 16, 2015 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2015 and May 31, 2015	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2015 and 2014	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	13

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4. Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	23

ITEM 1A. Risk Factors	23

ITEM 6. Exhibits	23

Signature	24

Exhibit Index	E-1

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 Instance Document

EX-101 Schema Document

EX-101 Calculation Linkbase Document

EX-101 Presentation Linkbase Document

EX-101 Definition Linkbase Document

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2015 (Unaudited)	May 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$823	$884
Receivables, less allowances of $84 and $92	1,512	1,549
Spare parts, supplies and fuel, less allowances of $209 and $204	386	394
Deferred income taxes	378	378
Due from parent company and other FedEx subsidiaries	579	501
Prepaid expenses and other	132	108

Total current assets	3,810	3,814

PROPERTY AND EQUIPMENT, AT COST	27,095	26,286
Less accumulated depreciation and amortization	12,674	12,392

Net property and equipment	14,421	13,894

OTHER LONG-TERM ASSETS
Goodwill	1,393	1,448
Other assets	963	1,104

Total other long-term assets	2,356	2,552

	$20,587	$20,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2015 (Unaudited)	May 31, 2015
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5	$7
Accrued salaries and employee benefits	977	1,014
Accounts payable	1,148	1,257
Accrued expenses	981	1,056
Due to other FedEx subsidiaries	2,201	1,932

Total current liabilities	5,312	5,266

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,717	1,712
Pension, postretirement healthcare and other benefit obligations	1,267	1,251
Self-insurance accruals	784	711
Deferred lease obligations	614	572
Deferred gains, principally related to aircraft transactions	171	178
Other liabilities	93	117

Total other long-term liabilities	4,646	4,541

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	10,152	9,839
Accumulated other comprehensive loss	(370)	(233)

Total owner’s equity	10,390	10,214

	$20,587	$20,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2015	2014
		(As Adjusted)

REVENUES	$6,312	$6,584

OPERATING EXPENSES:
Salaries and employee benefits	2,433	2,355
Purchased transportation	419	457
Rentals and landing fees	403	419
Depreciation and amortization	344	371
Fuel	607	970
Maintenance and repairs	343	377
Intercompany charges, net	474	475
Other	788	786

	5,811	6,210

OPERATING INCOME	501	374

OTHER INCOME (EXPENSE):
Interest, net	9	3
Other, net	(36)	(32)

	(27)	(29)

INCOME BEFORE INCOME TAXES	474	345

PROVISION FOR INCOME TAXES	162	120

NET INCOME	$312	$225

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2015	2014
		(As Adjusted)

NET INCOME	$312	$225

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $10 in 2015 and $8 in 2014	(131)	(29)
Amortization of prior service credit and other, net of tax of $3 in 2015 and $0 in 2014	(6)	(1)

	(137)	(30)

COMPREHENSIVE INCOME	$175	$195

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2015	2014
		(As Adjusted)
Operating Activities:
Net income	$312	$225
Noncash charges:
Depreciation and amortization	344	371
Other, net	39	(3)
Changes in assets and liabilities, net	96	(162)

Cash provided by operating activities	791	431

Investing Activities:
Capital expenditures	(832)	(466)
Other	12	2

Cash used in investing activities	(820)	(464)

Effect of exchange rate changes on cash	(32)	(15)

Net decrease in cash and cash equivalents	(61)	(48)
Cash and cash equivalents at beginning of period	884	858

Cash and cash equivalents at end of period	$823	$810

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of Federal Express Corporation (“FedEx Express”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2015 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2015, and the results of our operations and cash flows for the three-month periods ended August 31, 2015 and 2014. Operating results for the three-month period ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

We are a wholly owned subsidiary of FedEx Corporation (“FedEx”) engaged in a single line of business and operate in one business segment – the worldwide express transportation and distribution of goods and documents.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2016 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. During the fourth quarter of 2015 we changed our method of accounting for our defined benefit pension and postretirement healthcare plans as discussed in our Annual Report. Prior year amounts have been recast to conform to these accounting changes.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement. The contract became amendable in March 2013. After participating in negotiations assisted by the National Mediation Board (“NMB”), the parties reached a Tentative Agreement (“TA”) on August 19, 2015. The TA is currently out for a membership ratification vote which will close in mid-October. If the TA is ratified, it will become effective November 2, 2015 and will become amendable in November 2021. If the TA is not ratified, the parties will reenter NMB mediated negotiations. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended. In addition to our pilots, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $16 million for the three months ended August 31, 2015 and 2014. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $239 million at August 31, 2015 and May 31, 2015, compared with an estimated fair value of $320 million at August 31, 2015 and $345 million at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2016 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

(2) Accumulated Other Comprehensive (Loss) Income

The following table provides changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI) and amounts have been recast to conform to pension accounting changes further discussed in our Annual Report:

	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(250)	$71
Translation adjustments	(131)	(29)

Balance at end of period	(381)	42

Retirement plans adjustments:
Balance at beginning of period	17	22
Reclassifications from AOCI	(6)	(1)

Balance at end of period	11	21

Accumulated other comprehensive (loss) income at end of period	$(370)	$63

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by FedEx. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. Prior year amounts have been recast to conform to pension accounting changes. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended August 31, 2015 and in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2015	2014
Pension plans sponsored by FedEx	$16	$19
Defined benefit pension plans	11	11
Defined contribution plans	64	61
Postretirement healthcare plans	16	16

	$107	$107

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first quarter of 2016 or 2015 to pension plans sponsored by us, and we do not expect to make material contributions in 2016.

(4) Commitments

As of August 31, 2015, our purchase commitments under various contracts for the remainder of 2016 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total

2016 (remainder)	$657	$60	$717
2017	1,240	43	1,283
2018	1,739	38	1,777
2019	1,584	10	1,594
2020	1,638	9	1,647
Thereafter	5,962	72	6,034

Total	$12,820	$232	$13,052

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2015, our obligation to purchase six Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

On July 21, 2015, we entered into a supplemental agreement to purchase 50 additional B767F aircraft from Boeing. Four of the 50 additional B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. The 50 additional B767F aircraft are expected to be delivered from fiscal 2018 through fiscal 2023 and will enable us to continue to improve the efficiency and reliability of our aircraft fleet.

We had $411 million in deposits and progress payments as of August 31, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2015 with the year of expected delivery:

	B767F	B777F	Total

2016 (remainder)	6	1	7
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
Thereafter	26	9	35

Total	85	17	102

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016 (remainder)	$430	$502	$932
2017	403	860	1,263
2018	332	545	877
2019	274	467	741
2020	190	402	592
Thereafter	360	3,241	3,601

Total	$1,989	$6,017	$8,006

Future minimum lease payments under capital leases were immaterial at August 31, 2015. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Other Matters. On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. In April 2015, the FCA issued a report responding to the observations submitted by all companies involved in the investigation. We submitted an answer to the FCA’s report in early July. A hearing in this matter before the Board of the FCA has been set for September 30, 2015. Loss in this matter is probable, and in the fourth quarter of 2015 we established an accrual for the estimated probable loss. This amount was immaterial.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at August 31, 2015 and $1.7 billion at May 31, 2015.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2015	2014
Cash payments for:
Interest (net of capitalized interest)	$—	$4

Income taxes	$169	$131
Income tax refunds received	(2)	(1)

Cash tax payments, net	$167	$130

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of August 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2015, and the related consolidated statements of income, comprehensive income, changes in owner’s equity, and cash flows for the year then ended not presented herein, and in our report dated July 14, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 17, 2015

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2015 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended August 31, 2015.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), uniforms, insurance, utilities and professional fees.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2016 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RESULTS OF OPERATIONS

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the three-month periods ended August 31 and amounts have been recast to conform to pension accounting changes further discussed in our Annual Report:

	2015	2014	Percent Change
Revenues:
Package:
U.S. overnight box	$1,658	$1,682	(1)
U.S. overnight envelope	422	415	2
U.S. deferred	816	795	3

Total U.S. domestic package revenue	2,896	2,892	—

International priority	1,464	1,630	(10)
International economy	574	571	1

Total international export package revenue	2,038	2,201	(7)

International domestic(1)	327	371	(12)

Total package revenue	5,261	5,464	(4)
Freight:
U.S.	573	579	(1)
International priority	350	395	(11)
International airfreight	36	46	(22)

Total freight revenue	959	1,020	(6)		Percent of Revenue

Other	92	100	(8)		2015	2014

Total revenues	6,312	6,584	(4)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,433	2,355	3		38.6	35.8
Purchased transportation	419	457	(8)		6.6	7.0
Rentals and landing fees	403	419	(4)		6.4	6.4
Depreciation and amortization	344	371	(7)		5.5	5.6
Fuel	607	970	(37)		9.6	14.7
Maintenance and repairs	343	377	(9)		5.4	5.7
Intercompany charges	474	475	—		7.5	7.2
Other	788	786	—		12.5	11.9

Total operating expenses	5,811	6,210	(6)		92.1%	94.3%

Operating income	$501	$374	34

Operating margin	7.9%	5.7%	220	bp

Other income (expense):
Interest, net	9	3	NM
Other, net	(36)	(32)	NM

	(27)	(29)	NM

Income before income taxes	474	345	37

Provision for income taxes	162	120	35

Net income	$312	$225	39

(1)	International domestic revenues represent our international intra-country express operations.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2015	2014	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,210	1,211	—
U.S. overnight envelope	541	527	3
U.S. deferred	865	846	2

Total U.S. domestic ADV	2,616	2,584	1

International priority	389	409	(5)
International economy	176	170	4

Total international export ADV	565	579	(2)

International domestic(1)	855	816	5

Total ADV	4,036	3,979	1

Revenue per package (yield):
U.S. overnight box	$21.08	$21.69	(3)
U.S. overnight envelope	11.99	12.32	(3)
U.S. deferred	14.52	14.68	(1)
U.S. domestic composite	17.03	17.49	(3)
International priority	57.86	62.19	(7)
International economy	50.18	52.60	(5)
International export composite	55.47	59.38	(7)
International domestic(1)	5.88	7.10	(17)
Composite package yield	20.05	21.46	(7)
Freight Statistics
Average daily freight pounds:
U.S.	7,278	7,318	(1)
International priority	2,491	2,792	(11)
International airfreight	609	670	(9)

Total average daily freight pounds	10,378	10,780	(4)

Revenue per pound (yield):
U.S.	$1.21	$1.24	(2)
International priority	2.16	2.21	(2)
International airfreight	0.92	1.07	(14)
Composite freight yield	1.42	1.48	(4)

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our revenues decreased 4% in the first quarter of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by U.S. domestic base yield and volume growth and international export base yield growth. U.S. domestic average daily volumes increased 1% in the first quarter of 2016 driven by both our deferred and overnight service offerings. U.S. domestic yields decreased 3% in the first quarter of 2016 due to the negative impact of lower fuel surcharges, which were partially offset by higher base rates. International export yields decreased 7% in the first quarter of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates and were partially offset by higher base rates and higher weights. International domestic revenues declined 12% in the first quarter of 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by a 5% volume increase. One additional operating day benefited revenues in the first quarter of 2016.

Operating Income

Our operating income increased 34% and operating margin grew 220 basis points in the first quarter of 2016, despite a 4% revenue decline. This increase was primarily driven by higher international export and U.S. domestic base yield growth, the benefit from one additional operating day and lower international expenses due to currency exchange rates. These factors were partially offset by higher incentive compensation accruals. Profit improvement program initiatives continued to improve revenue quality and constrain expenses for the first quarter of 2016.

Salaries and employee benefits increased 3% in the first quarter of 2016 due to merit increases and higher incentive compensation accruals. Maintenance and repairs expense decreased 9% in the first quarter of 2016 due to the timing of prior year aircraft maintenance events. Aircraft retirements during 2015 drove a 7% decrease in depreciation and amortization expense in the first quarter of 2016. Purchased transportation expenses decreased 8% in the first quarter of 2016 driven by a favorable exchange rate impact.

Fuel

Fuel expense decreased 37% in the first quarter 2016 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarter of 2016 and 2015 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in August 2015 was set based on June 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On November 2, 2015, we will update certain tables used to determine our fuel surcharges.

The net impact of fuel had a minimal impact in the first quarter of 2016 on operating income. This was driven by decreased fuel prices during the first quarter of 2016 versus prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended August 31:

	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	3.00%	9.50%
High	4.00	9.50
Weighted-average	3.34	9.50

International Fuel Surcharges:
Low	3.00	13.50
High	12.00	18.00
Weighted-average	8.82	16.26

On September 15, 2015, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 4, 2016. In addition, effective November 2, 2015, FedEx Express will update certain tables used to determine its fuel surcharges. On February 2, 2015, FedEx Express updated the tables used to determine fuel surcharges. On September 16, 2014, FedEx Express announced a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services effective January 5, 2015. In January 2014, we implemented a 3.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services.

Income Taxes

Our effective tax rate was 34.1% for the first quarter of 2016 and 34.8% for the first quarter of 2015. For 2016, we expect an effective tax rate between 35.0% and 36.0% prior to any year-end mark-to-market accounting adjustment for defined benefit pension and postretirement healthcare plans (“MTM Adjustment”). The actual rate, however, will depend on a number of factors, including the amount and source of operating income and the impact of the MTM adjustment.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2015, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2015.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

We believe that no other new accounting guidance was adopted or issued during the first three months of 2016 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

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

•

cybersecurity incidents or disruptions to the Internet or our technology infrastructure, including those impacting our computer systems and website, which can adversely affect our operations and reputation among customers;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel price) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	FedEx’s ability to successfully execute the TNT Express N.V. acquisition on favorable terms, on a timely basis or at all;

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation or changes to the Railway Labor Act of 1926, as amended, affecting our employees), environmental (such as global climate change legislation) or postal rules;

•

adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

•	any impact on our business from disruptions or modifications in service by the United States Postal Service (“USPS”), which is a significant customer and vendor of ours;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•

the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

changes in foreign currency exchange rates, especially in the Chinese yuan, euro, British pound, Brazilian real and the Canadian dollar, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour and discrimination and retaliation claims, and any other legal or governmental proceedings;

•	the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents our pilots;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: September 17, 2015	/s/ ELISE L. JORDAN
ELISE L. JORDAN
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1