Form 10-Q
period 2015-11-30
FEDERAL EXPRESS CORP
filed 2015-12-17
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)

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

The number of shares of common stock outstanding as of December 16, 2015 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PAGE

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2015 and May 31, 2015	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2015 and 2014	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2015 and 2014	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	14

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 6. Exhibits	25

Signature	27

Exhibit Index	E-1

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Ex-101 Instance Document

Ex-101 Schema Document

Ex-101 Calculation Linkbase Document

Ex-101 Presentation Linkbase Document

Ex-101 Definition Linkbase Document

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2015 (Unaudited)	May 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$922	$884
Receivables, less allowances of $82 and $92	1,493	1,549
Spare parts, supplies and fuel, less allowances of $210 and $204	381	394
Deferred income taxes	382	378
Due from parent company and other FedEx subsidiaries	534	501
Prepaid expenses and other	121	108

Total current assets	3,833	3,814

PROPERTY AND EQUIPMENT, AT COST	27,747	26,286
Less accumulated depreciation and amortization	12,896	12,392

Net property and equipment	14,851	13,894

OTHER LONG-TERM ASSETS
Goodwill	1,383	1,448
Other assets	893	1,104

Total other long-term assets	2,276	2,552

	$20,960	$20,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2015 (Unaudited)	May 31, 2015
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5	$7
Accrued salaries and employee benefits	1,078	1,014
Accounts payable	1,182	1,257
Accrued expenses	975	1,056
Due to other FedEx subsidiaries	1,998	1,932

Total current liabilities	5,238	5,266

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,703	1,712
Pension, postretirement healthcare and other benefit obligations	1,266	1,251
Self-insurance accruals	800	711
Deferred lease obligations	682	572
Deferred gains, principally related to aircraft transactions	165	178
Other liabilities	137	117

Total other long-term liabilities	4,753	4,541

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	10,522	9,839
Accumulated other comprehensive loss	(400)	(233)

Total owner’s equity	10,730	10,214

	$20,960	$20,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)

REVENUES	$6,293	$6,715	$12,605	$13,299

OPERATING EXPENSES:
Salaries and employee benefits	2,422	2,399	4,855	4,754
Purchased transportation	420	465	839	922
Rentals and landing fees	391	416	794	835
Depreciation and amortization	346	365	690	736
Fuel	517	906	1,124	1,876
Maintenance and repairs	329	356	672	733
Intercompany charges, net	490	476	964	951
Other	799	843	1,587	1,629

	5,714	6,226	11,525	12,436

OPERATING INCOME	579	489	1,080	863

OTHER INCOME (EXPENSE):
Interest, net	4	5	13	8
Other, net	(48)	(25)	(84)	(57)

	(44)	(20)	(71)	(49)

INCOME BEFORE INCOME TAXES	535	469	1,009	814

PROVISION FOR INCOME TAXES	165	165	327	285

NET INCOME	$370	$304	$682	$529

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
		(As Adjusted)		(As Adjusted)

NET INCOME	$370	$304	$682	$529

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $2, $11, $12 and $19	(30)	(119)	(161)	(148)
Amortization of prior service credit, net of tax of $0, $1, $3 and $1	—	—	(6)	(1)

	(30)	(119)	(167)	(149)

COMPREHENSIVE INCOME	$340	$185	$515	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2015	2014
		(As Adjusted)
Operating Activities:
Net income	$682	$529
Noncash charges:
Depreciation and amortization	690	736
Other, net	41	4
Changes in assets and liabilities, net	171	(150)

Cash provided by operating activities	1,584	1,119

Investing Activities:
Capital expenditures	(1,513)	(1,079)
Other	12	4

Cash used in investing activities	(1,501)	(1,075)

Financing Activities:
Principal payments on debt	(2)	—

Cash used in financing activities	(2)	—

Effect of exchange rate changes on cash	(43)	(54)

Net increase (decrease) in cash and cash equivalents	38	(10)
Cash and cash equivalents at beginning of period	884	858

Cash and cash equivalents at end of period	$922	$848

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2015, the results of our operations for the three- and six-month periods ended November 30, 2015 and 2014 and cash flows for the six-month periods ended November 30, 2015 and 2014. Operating results for the three- and six-month periods ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a newly ratified collective bargaining agreement (“CBA”). The new CBA was ratified by our pilots in a vote concluded on October 20, 2015, and is the product of 32 months of bargaining under the Railway Labor Act of 1926, as amended (“RLA”), the last 10 months of which were mediated by the National Mediation Board (the U.S. governmental agency that oversees labor agreements for entities covered by the RLA). The new CBA took effect November 2, 2015, and is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $11 million for the three-month period ended November 30, 2015 and $28 million for the six-month period ended November 30, 2015. Our stock-based compensation expense was $10 million for the three-month period ended November 30, 2014 and $26 million for the six-month period ended November 30, 2014. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $239 million at November 30, 2015 and May 31, 2015 compared with an estimated fair value of $312 million at November 30, 2015 and $345 million at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

During the quarter, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods.

On November 11, 2015, the FASB voted to proceed with the new lease accounting standard that will require companies to include a right-of-use asset and a liability to make lease payments on the balance sheet for all leases (except short-term leases). This new standard will have a significant impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2020.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2018.

We believe that no other new accounting guidance was adopted or issued during the first half of 2016 that is relevant to the readers of our financial statements.

(2) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive loss (“AOCI”), net of tax, reported in our condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(381)	$42	$(250)	$71
Translation adjustments	(30)	(119)	(161)	(148)

Balance at end of period	(411)	(77)	(411)	(77)

Retirement plans adjustments:
Balance at beginning of period	11	21	17	22
Reclassifications from AOCI	—	—	(6)	(1)

Balance at end of period	11	21	11	21

Accumulated other comprehensive loss at end of period	$(400)	$(56)	$(400)	$(56)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan (“FedEx Plan”), a defined benefit pension plan sponsored by FedEx. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended November 30, 2015 and in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Pension plans sponsored by FedEx	$15	$20	$31	$39
Defined benefit pension plans	12	10	23	21
Defined contribution plans	64	60	128	121
Postretirement healthcare plans	15	15	31	31

	$106	$105	$213	$212

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the first half of 2016 or 2015 to pension plans sponsored by us, and we do not expect to make material contributions in 2016.

(4) Commitments

As of November 30, 2015, our purchase commitments under various contracts for the remainder of 2016 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2016 (remainder)	$228	$52	$280
2017	1,286	45	1,331
2018	1,755	40	1,795
2019	1,575	11	1,586
2020	1,646	8	1,654
Thereafter	5,867	73	5,940

Total	$12,357	$229	$12,586

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2015, our obligation to purchase six Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the RLA. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $326 million in deposits and progress payments as of November 30, 2015 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2015 with the year of expected delivery:

	B767F	B777F	Total

2016 (remainder)	2	—	2
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
Thereafter	26	9	35

Total	81	16	97

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2015 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016 (remainder)	$393	$339	$732
2017	403	880	1,283
2018	332	563	895
2019	274	484	758
2020	190	418	608
Thereafter	360	3,263	3,623

Total	$1,952	$5,947	$7,899

Future minimum lease payments under capital leases were immaterial at November 30, 2015. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Accordingly, we will vigorously defend ourselves in this matter. If we are convicted, remedies could include fines, penalties, forfeiture and compliance conditions. Given the stage of this proceeding, we cannot estimate the amount or range of loss, if any; however, it is reasonably possible that it could be material if we are convicted.

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

A hearing in this matter before the Board of the FCA occurred on September 30, 2015. On December 15, 2015, the FCA announced its decision and related fines against all companies involved in the investigation. FedEx Express France was fined €17 million (currently, $19 million). We are analyzing the decision and are considering the possibility of an appeal. Based on the amount previously accrued and available indemnification, no adjustment to the accrued amount is necessary at this time.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at November 30, 2015 and $1.7 billion at May 31, 2015.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2015	2014
Cash payments for:
Income taxes	$401	$295
Income tax refunds received	(3)	(3)

Cash tax payments, net	$398	$292

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of November 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal Express Corporation as of May 31, 2015, and the related consolidated statements of income, comprehensive loss, changes in owner’s equity, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 14, 2015. In our opinion, the accompanying condensed consolidated balance sheet of Federal Express Corporation as of May 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 17, 2015

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2015 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended November 30, 2015.

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

RESULTS OF OPERATIONS

We offer a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended November 30 and amounts have been recast to conform to pension accounting changes further discussed in our Annual Report:

	Three Months Ended		Percent		Six Months Ended		Percent
	2015	2014	Change		2015	2014	Change
Revenues:
Package:
U.S. overnight box	$1,682	$1,705	(1)		$3,340	$3,387	(1)
U.S. overnight envelope	397	400	(1)		819	815	—
U.S. deferred	826	834	(1)		1,642	1,629	1

Total U.S. domestic package revenue	2,905	2,939	(1)		5,801	5,831	(1)

International priority	1,433	1,649	(13)		2,897	3,279	(12)
International economy	568	598	(5)		1,142	1,169	(2)

Total international export package revenue	2,001	2,247	(11)		4,039	4,448	(9)

International domestic(1)	336	383	(12)		663	754	(12)

Total package revenue	5,242	5,569	(6)		10,503	11,033	(5)
Freight:
U.S.	578	586	(1)		1,151	1,165	(1)
International priority	354	412	(14)		704	807	(13)
International airfreight	32	42	(24)		68	88	(23)

Total freight revenue	964	1,040	(7)		1,923	2,060	(7)
Other	87	106	(18)		179	206	(13)

Total revenues	6,293	6,715	(6)		12,605	13,299	(5)
Operating expenses:
Salaries and employee benefits	2,422	2,399	1		4,855	4,754	2
Purchased transportation	420	465	(10)		839	922	(9)
Rentals and landing fees	391	416	(6)		794	835	(5)
Depreciation and amortization	346	365	(5)		690	736	(6)
Fuel	517	906	(43)		1,124	1,876	(40)
Maintenance and repairs	329	356	(8)		672	733	(8)
Intercompany charges	490	476	3		964	951	1
Other	799	843	(5)		1,587	1,629	(3)

Total operating expenses	5,714	6,226	(8)		11,525	12,436	(7)

Operating income	$579	$489	18		$1,080	$863	25

Operating margin	9.2%	7.3%	190	bp	8.6%	6.5%	210	bp

Other income (expense):
Interest, net	4	5	(20)		13	8	63
Other, net	(48)	(25)	92		(84)	(57)	47

	(44)	(20)	120		(71)	(49)	45

Income before income taxes	535	469	14		1,009	814	24

Provision for income taxes	165	165	—		327	285	15

Net income	$370	$304	22		$682	$529	29

(1)	International domestic revenues represent our international intra-country express operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Operating expenses:
Salaries and employee benefits	38.5%	35.7%	38.5%	35.7%
Purchased transportation	6.7	6.9	6.7	6.9
Rentals and landing fees	6.2	6.2	6.3	6.3
Depreciation and amortization	5.5	5.4	5.5	5.5
Fuel	8.2	13.5	8.9	14.1
Maintenance and repairs	5.2	5.3	5.3	5.5
Intercompany charges	7.8	7.1	7.6	7.2
Other	12.7	12.6	12.6	12.3

Total operating expenses	90.8	92.7	91.4	93.5

Operating margin	9.2%	7.3%	8.6%	6.5%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2015	2014	Change	2015	2014	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,290	1,259	2	1,250	1,235	1
U.S. overnight envelope	531	521	2	536	524	2
U.S. deferred	900	915	(2)	882	880	—

Total U.S. domestic ADV	2,721	2,695	1	2,668	2,639	1

International priority	402	424	(5)	396	417	(5)
International economy	186	180	3	181	175	3

Total international export ADV	588	604	(3)	577	592	(3)

International domestic(1)	954	917	4	903	866	4

Total ADV	4,263	4,216	1	4,148	4,097	1

Revenue per package (yield):
U.S. overnight box	$20.70	$21.50	(4)	$20.89	$21.59	(3)
U.S. overnight envelope	11.87	12.15	(2)	11.93	12.24	(3)
U.S. deferred	14.55	14.48	—	14.54	14.58	—
U.S. domestic composite	16.94	17.31	(2)	16.99	17.40	(2)
International priority	56.52	61.64	(8)	57.19	61.92	(8)
International economy	48.53	52.88	(8)	49.35	52.75	(6)
International export composite	54.00	59.04	(9)	54.73	59.21	(8)
International domestic(1)	5.59	6.63	(16)	5.73	6.85	(16)
Composite package yield	19.52	20.97	(7)	19.78	21.21	(7)
Freight Statistics
Average daily freight pounds:
U.S.	8,213	8,039	2	7,738	7,676	1
International priority	2,605	2,983	(13)	2,547	2,887	(12)
International airfreight	678	630	8	643	650	(1)

Total average daily freight pounds	11,496	11,652	(1)	10,928	11,213	(3)

Revenue per pound (yield):
U.S.	$1.12	$1.16	(3)	$1.16	$1.20	(3)
International priority	2.16	2.19	(1)	2.16	2.20	(2)
International airfreight	0.75	1.07	(30)	0.83	1.07	(22)
Composite freight yield	1.33	1.42	(6)	1.37	1.45	(6)

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our revenues decreased 6% in the second quarter and 5% in the first half of 2016 primarily due to lower fuel surcharges and unfavorable exchange rates. These factors were partially offset by U.S. domestic and international export base yield growth. Revenues in the first half of 2016 also benefited from one additional operating day.

U.S. domestic yields decreased 2% in the second quarter and first half of 2016 due to the negative impact of lower fuel surcharges and were partially offset by higher base rates. U.S. domestic volumes increased 1% in the second quarter and first half of 2016 driven by our overnight service offerings. International export yields decreased 9% in the second quarter and 8% in the first half of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher base rates and higher weights. Freight yields decreased 6% in the second quarter and first half of 2016 due to lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher base rates. Average daily freight pounds decreased 1% in the second quarter and 3% in the first half of 2016 primarily due to capacity reductions. International domestic revenues declined 12% in the second quarter and first half of 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by increased volumes.

Operating Income

Our operating income and operating margin increased in the second quarter and first half of 2016 despite declining revenues. This increase was primarily driven by higher U.S. domestic and international export base yield growth and lower international expenses due to currency exchange rates. Also, operating income and operating margin benefited from one additional operating day in the first half of 2016. Profit improvement program initiatives continued to improve revenue quality and constrain expenses for the second quarter and first half of 2016.

Salaries and employee benefits increased 1% in the second quarter and 2% in the first half of 2016 due to merit increases and higher incentive compensation accruals, which were partially offset by a favorable exchange rate impact. Maintenance and repairs expense decreased 8% in the second quarter and first half of 2016 due to the timing of prior year aircraft maintenance events. Aircraft retirements during 2015 caused depreciation and amortization expense to decrease 5% in the second quarter and 6% in the first half of 2016. Purchased transportation and Other expenses decreased in the second quarter and in the first half of 2016 driven by a favorable exchange rate impact.

Fuel

Fuel expense decreased 43% in the second quarter and 40% in the first half of 2016 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarter and first half of 2016 and 2015 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in November 2015 was set based on September 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. Effective February 2, 2015, we updated the tables used to determine our fuel surcharges.

The net impact of fuel had a slightly negative impact in the second quarter and a minimal impact in the first half of 2016 to operating income. This was driven by the year-over-year decrease in fuel surcharge revenue during the second quarter and first half of 2016, which was partially offset by decreased fuel prices during these periods.

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

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	8.00%	1.00%	8.00%
High	2.75	9.00	4.00	9.50
Weighted-average	1.89	8.69	2.61	9.09

International Fuel Surcharges:
Low	0.75	12.00	0.75	12.00
High	10.50	17.50	12.00	18.00
Weighted-average	6.58	15.59	7.69	15.92

On September 15, 2015, we announced a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services effective January 4, 2016. In addition, on November 2, 2015, we updated certain tables used to determine fuel surcharges. On February 2, 2015, we also updated the tables used to determine fuel surcharges. On January 5, 2015, we implemented a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services.

Income Taxes

Our effective tax rate was 30.8% for the second quarter and 32.4% for the first half of 2016, compared with 35.2% in the second quarter and 35.0% in the first half of 2015. The tax rates in 2016 have decreased primarily due to the resolution of a state income tax matter during the second quarter. For 2016, we expect an effective tax rate of approximately 34.0% prior to any year-end mark-to-market accounting adjustment for defined benefit pension and postretirement healthcare plans (“MTM Adjustment”). The actual rate, however, will depend on a number of factors, including the amount and source of operating income and the impact of the MTM Adjustment.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2012 and 2013 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2015, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2015.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

During the quarter, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods.

On November 11, 2015, the FASB voted to proceed with the new lease accounting standard that will require companies to include a right-of-use asset and a liability to make lease payments on the balance sheet for all leases (except short-term leases). This new standard will have a significant impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2020.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting and will be effective for our fiscal year ending May 31, 2018.

We believe that no other new accounting guidance was adopted or issued during the first half of 2016 that is relevant to the readers of our financial statements.

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

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	FedEx’s ability to successfully execute the TNT Express N.V. acquisition on favorable terms, on a timely basis or at all;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated September 1, 2015, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. (Filed as Exhibit 10.2 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Five-Year Credit Agreement dated as of November 13, 2015, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx Corporation’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: December 17, 2015	/s/ ELISE L. JORDAN
ELISE L. JORDAN
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated September 1, 2015, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. (Filed as Exhibit 10.2 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Five-Year Credit Agreement dated as of November 13, 2015, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx Corporation’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2