Form 10-Q
period 2016-02-29
FEDERAL EXPRESS CORP
filed 2016-03-17
CIK 230211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 29, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-7806

FEDERAL EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0427007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Hacks Cross Road Memphis, Tennessee	38125
(Address of principal executive offices)	(ZIP Code)

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

The number of shares of common stock outstanding as of March 16, 2016 was 1,000. The Registrant is a wholly owned subsidiary of FedEx Corporation, and there is no market for the Registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FEDERAL EXPRESS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PAGE

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets February 29, 2016 and May 31, 2015	3

Condensed Consolidated Statements of Income Three and Nine Months Ended February 29, 2016 and February 28, 2015	5

Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 29, 2016 and February 28, 2015	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended February 29, 2016 and February 28, 2015	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	14

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	24

ITEM 1A. Risk Factors	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	24

Signature	26

Exhibit Index	E-1

Exhibit 2.1

Exhibit 2.2

Exhibit 2.3

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 10.7

Exhibit 10.8

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101 – Instance Document

Exhibit 101 – Schema Document

Exhibit 101 – Calculation Linkbase Document

Exhibit 101 – Presentation Linkbase Document

Exhibit 101 – Definition Linkbase Document

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 29, 2016 (Unaudited)	May 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$981	$884
Receivables, less allowances of $79 and $92	1,457	1,549
Spare parts, supplies and fuel, less allowances of $209 and $204	369	394
Deferred income taxes	380	378
Due from parent company and other FedEx subsidiaries	584	501
Prepaid expenses and other	124	108

Total current assets	3,895	3,814

PROPERTY AND EQUIPMENT, AT COST	28,007	26,286
Less accumulated depreciation and amortization	13,193	12,392

Net property and equipment	14,814	13,894

OTHER LONG-TERM ASSETS
Goodwill	1,341	1,448
Other assets	973	1,104

Total other long-term assets	2,314	2,552

	$21,023	$20,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 29, 2016 (Unaudited)	May 31, 2015
LIABILITIES AND OWNER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3	$7
Accrued salaries and employee benefits	971	1,014
Accounts payable	1,093	1,257
Accrued expenses	949	1,056
Due to other FedEx subsidiaries	1,777	1,932

Total current liabilities	4,793	5,266

LONG-TERM DEBT, LESS CURRENT PORTION	239	239

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,078	1,712
Pension, postretirement healthcare and other benefit obligations	1,291	1,251
Self-insurance accruals	804	711
Deferred lease obligations	549	572
Deferred gains, principally related to aircraft transactions	158	178
Other liabilities	145	117

Total other long-term liabilities	5,025	4,541

COMMITMENTS AND CONTINGENCIES

OWNER’S EQUITY
Common stock, $0.10 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	608	608
Retained earnings	10,854	9,839
Accumulated other comprehensive loss	(496)	(233)

Total owner’s equity	10,966	10,214

	$21,023	$20,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
		(As Adjusted)		(As Adjusted)

REVENUES	$6,318	$6,388	$18,923	$19,687

OPERATING EXPENSES:
Salaries and employee benefits	2,509	2,444	7,364	7,198
Purchased transportation	398	432	1,237	1,354
Rentals and landing fees	445	428	1,239	1,263
Depreciation and amortization	340	362	1,030	1,098
Fuel	455	697	1,579	2,573
Maintenance and repairs	304	322	976	1,055
Intercompany charges, net	494	483	1,458	1,434
Other	818	816	2,405	2,445

	5,763	5,984	17,288	18,420

OPERATING INCOME	555	404	1,635	1,267

OTHER INCOME (EXPENSE):
Interest, net	3	5	16	13
Other, net	(50)	(34)	(134)	(91)

	(47)	(29)	(118)	(78)

INCOME BEFORE INCOME TAXES	508	375	1,517	1,189

PROVISION FOR INCOME TAXES	175	131	502	416

NET INCOME	$333	$244	$1,015	$773

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
		(As Adjusted)		(As Adjusted)

NET INCOME	$333	$244	$1,015	$773

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $9, $13, $22 and $32	(96)	(146)	(257)	(294)
Amortization of prior service credit, net of tax of $0, $0, $3 and $1	—	—	(6)	(1)

	(96)	(146)	(263)	(295)

COMPREHENSIVE INCOME	$237	$98	$752	$478

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDERAL EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 29, 2016	February 28, 2015
		(As Adjusted)
Operating Activities:
Net income	$1,015	$773
Noncash charges:
Depreciation and amortization	1,030	1,098
Other, net	426	176
Changes in assets and liabilities, net	(461)	(329)

Cash provided by operating activities	2,010	1,718

Investing Activities:
Capital expenditures	(1,857)	(1,644)
Other	15	1

Cash used in investing activities	(1,842)	(1,643)

Financing Activities:
Principal payments on debt	(7)	—

Cash used in financing activities	(7)	—

Effect of exchange rate changes on cash	(64)	(90)

Net increase (decrease) in cash and cash equivalents	97	(15)
Cash and cash equivalents at beginning of period	884	858

Cash and cash equivalents at end of period	$981	$843

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2016, the results of our operations for the three- and nine-month periods ended February 29, 2016 and February 28, 2015 and cash flows for the nine-month periods ended February 29, 2016 and February 28, 2015. Operating results for the three- and nine-month periods ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, which represent a small number of our total employees, are employed under a collective bargaining agreement (“CBA”) that took effect on November 2, 2015. The CBA is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots, certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. FedEx has two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under FedEx’s incentive stock plans and all financial disclosures about these programs are set forth in FedEx’s Annual Report.

Our stock-based compensation expense was $9 million for the three-month period ended February 29, 2016 and $37 million for the nine-month period ended February 29, 2016. Our stock-based compensation expense was $9 million for the three-month period ended February 28, 2015 and $35 million for the nine-month period ended February 28, 2015. This amount represents the amount charged to us by FedEx for awards granted to our employees.

LONG-TERM DEBT. Long-term debt, exclusive of capital leases, had a carrying value of $239 million at February 29, 2016 and May 31, 2015 compared with an estimated fair value of $304 million at February 29, 2016 and $345 million at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

In the second quarter of 2016, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. Adoption of this guidance had no impact on our financial reporting.

On February 25, 2016, the FASB issued the new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting, and we plan to early adopt on a retrospective basis in the fourth quarter of 2016.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2016 that is relevant to the readers of our financial statements.

(2) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive loss (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 29, 2016 and February 28, 2015 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Foreign currency translation gain (loss):
Balance at beginning of period	$(411)	$(77)	$(250)	$71
Translation adjustments	(96)	(146)	(257)	(294)

Balance at end of period	(507)	(223)	(507)	(223)

Retirement plans adjustments:
Balance at beginning of period	11	21	17	22
Reclassifications from AOCI	—	—	(6)	(1)

Balance at end of period	11	21	11	21

Accumulated other comprehensive loss at end of period	$(496)	$(202)	$(496)	$(202)

Due to its immateriality, the table presenting details of reclassifications from AOCI has been excluded from this quarterly report.

(3) Retirement Plans

We sponsor or participate in programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. A majority of our employees are covered by the FedEx Corporation Employees’ Pension Plan, a defined benefit pension plan sponsored by FedEx. Defined contribution plans are in place covering a majority of U.S. employees and certain international employees. We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. For more information, refer to the financial statements of FedEx included in its Form 10-Q for the quarter ended February 29, 2016 and in our Annual Report.

Our retirement plans costs for the periods ended February 29, 2016 and February 28, 2015 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Pension plans sponsored by FedEx	$16	$19	$47	$58
Defined benefit pension plans	11	11	34	32
Defined contribution plans	64	62	187	183
Postretirement healthcare plans	16	16	47	47

	$107	$108	$315	$320

The components of the net periodic benefit cost of the pension and postretirement healthcare plans currently sponsored by us were individually immaterial for all periods presented. No material contributions were made during the nine months of 2016 or 2015 to pension plans sponsored by us, and we do not expect to make material contributions in 2016.

(4) Commitments

As of February 29, 2016, our purchase commitments under various contracts for the remainder of 2016 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total

2016 (remainder)	$94	$43	$137
2017	1,283	47	1,330
2018	1,748	41	1,789
2019	1,569	12	1,581
2020	1,633	9	1,642
Thereafter	5,779	76	5,855

Total	$12,106	$228	$12,334

(1)	Primarily advertising and promotions contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 29, 2016, our obligation to purchase five Boeing 767-300 Freighter (“B767F”) aircraft and nine Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes us or our employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $363 million in deposits and progress payments as of February 29, 2016 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 29, 2016 with the year of expected delivery:

	B767F	B777F	Total

2016 (remainder)	1	—	1
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
Thereafter	26	9	35

Total	80	16	96

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 29, 2016 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2016 (remainder)	$84	$414	$498
2017	403	889	1,292
2018	332	573	905
2019	274	493	767
2020	190	424	614
Thereafter	360	3,076	3,436

Total	$1,643	$5,869	$7,512

Future minimum lease payments under capital leases were immaterial at February 29, 2016. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

Other Matters. On June 30, 2014, we received a Statement of Objections from the French Competition Authority (“FCA”) addressed to FedEx Express France, formerly known as TATEX, regarding an investigation by the FCA into anticompetitive behavior that is alleged to have occurred primarily in the framework of trade association meetings that included the former general managers of TATEX prior to our acquisition of that company in July 2012. In September 2014, FedEx Express France submitted its observations in response to the Statement of Objections to the FCA. In April 2015, the FCA issued a report responding to the observations submitted by all companies involved in the investigation. We submitted an answer to the FCA’s report in early July. In the fourth quarter of 2015, we established an accrual for the estimated probable loss. This amount was immaterial.

A hearing in this matter before the Board of the FCA occurred on September 30, 2015. On December 15, 2015, the FCA announced its decision and related fines against all companies involved in the investigation. FedEx Express France was fined €17 million. We did not appeal the FCA decision. In the third quarter of 2016, we increased the accrual to that amount ($19 million). We plan to pursue all available remedies against the sellers of TATEX to recover our losses in this matter.

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

We maintain an accounts receivable arrangement with FedEx TechConnect, Inc. (“FedEx TechConnect”), a wholly owned subsidiary of FedEx Corporate Services, Inc. (“FedEx Services”). FedEx Services is a wholly owned subsidiary of FedEx. Under this arrangement, we recognize revenue for the transportation services provided to our U.S. customers and factor the related receivables to FedEx TechConnect for collection. We have no continuing involvement with the receivables transferred to FedEx TechConnect. Our net receivables recorded by FedEx TechConnect totaled $1.6 billion at February 29, 2016 and $1.7 billion at May 31, 2015.

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

(7) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 29, 2016 and February 28, 2015 was as follows (in millions):

	2016	2015
Cash payments for:
Income taxes	$537	$428
Income tax refunds received	(364)	(214)

Cash tax payments, net	$173	$214

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Federal Express Corporation

We have reviewed the condensed consolidated balance sheet of Federal Express Corporation as of February 29, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 29, 2016 and February 28, 2015 and the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2016 and February 28, 2015. These financial statements are the responsibility of the Company’s management.

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

March 17, 2016

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition, which describes the principal factors affecting the results of operations and financial condition of Federal Express Corporation (“FedEx Express”), is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2015 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results. For additional information, including a discussion of outlook, liquidity, capital resources, contractual cash obligations and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, FedEx Corporation (“FedEx”), for the quarter ended February 29, 2016.

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

RESULTS OF OPERATIONS

We offer a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, net income and operating margin (dollars in millions) for the periods ended February 29, 2016 and February 28, 2015 and amounts have been recast to conform to pension accounting changes further discussed in our Annual Report:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2016	2015	Change		2016	2015	Change
Revenues:
Package:
U.S. overnight box	$1,704	$1,653	3		$5,044	$5,040	—
U.S. overnight envelope	408	392	4		1,227	1,207	2
U.S. deferred	926	895	3		2,568	2,524	2

Total U.S. domestic package revenue	3,038	2,940	3		8,839	8,771	1

International priority	1,346	1,463	(8)		4,243	4,742	(11)
International economy	546	560	(3)		1,688	1,729	(2)

Total international export package revenue	1,892	2,023	(6)		5,931	6,471	(8)

International domestic(1)	303	328	(8)		966	1,082	(11)

Total package revenue	5,233	5,291	(1)		15,736	16,324	(4)
Freight:
U.S.	647	580	12		1,798	1,745	3
International priority	325	375	(13)		1,029	1,182	(13)
International airfreight	30	45	(33)		98	133	(26)

Total freight revenue	1,002	1,000	—		2,925	3,060	(4)
Other	83	97	(14)		262	303	(14)

Total revenues	6,318	6,388	(1)		18,923	19,687	(4)
Operating expenses:
Salaries and employee benefits	2,509	2,444	3		7,364	7,198	2
Purchased transportation	398	432	(8)		1,237	1,354	(9)
Rentals and landing fees	445	428	4		1,239	1,263	(2)
Depreciation and amortization	340	362	(6)		1,030	1,098	(6)
Fuel	455	697	(35)		1,579	2,573	(39)
Maintenance and repairs	304	322	(6)		976	1,055	(7)
Intercompany charges	494	483	2		1,458	1,434	2
Other	818	816	—		2,405	2,445	(2)

Total operating expenses	5,763	5,984	(4)		17,288	18,420	(6)

Operating income	$555	$404	37		$1,635	$1,267	29

Operating margin	8.8%	6.3%	250	bp	8.6%	6.4%	220	bp

Other income (expense):
Interest, net	3	5	(40)		16	13	23
Other, net	(50)	(34)	47		(134)	(91)	47

	(47)	(29)	62		(118)	(78)	51

Income before income taxes	508	375	35		1,517	1,189	28

Provision for income taxes	175	131	34		502	416	21

Net income	$333	$244	36		$1,015	$773	31

(1)	International domestic revenues represent our international intra-country express operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	39.7%	38.3%	38.9%	36.5%
Purchased transportation	6.3	6.7	6.5	6.9
Rentals and landing fees	7.0	6.7	6.6	6.4
Depreciation and amortization	5.4	5.7	5.4	5.6
Fuel	7.2	10.9	8.4	13.1
Maintenance and repairs	4.8	5.0	5.2	5.4
Intercompany charges	7.8	7.6	7.7	7.3
Other	13.0	12.8	12.7	12.4

Total operating expenses	91.2	93.7	91.4	93.6

Operating margin	8.8%	6.3%	8.6%	6.4%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2016	2015	Change	2016	2015	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,316	1,258	5	1,271	1,243	2
U.S. overnight envelope	535	516	4	536	521	3
U.S. deferred	1,015	1,024	(1)	926	928	—

Total U.S. domestic ADV	2,866	2,798	2	2,733	2,692	2

International priority	386	398	(3)	393	410	(4)
International economy	179	175	2	180	175	3

Total international export ADV	565	573	(1)	573	585	(2)

International domestic(1)	878	831	6	895	854	5

Total ADV	4,309	4,202	3	4,201	4,131	2

Revenue per package (yield):
U.S. overnight box	$20.56	$20.85	(1)	$20.77	$21.34	(3)
U.S. overnight envelope	12.11	12.07	—	11.99	12.18	(2)
U.S. deferred	14.48	13.88	4	14.52	14.32	1
U.S. domestic composite	16.83	16.68	1	16.93	17.15	(1)
International priority	55.35	58.40	(5)	56.59	60.79	(7)
International economy	48.36	50.60	(4)	49.02	52.03	(6)
International export composite	53.14	56.01	(5)	54.21	58.17	(7)
International domestic(1)	5.47	6.28	(13)	5.65	6.67	(15)
Composite package yield	19.27	19.99	(4)	19.61	20.80	(6)
Freight Statistics
Average daily freight pounds:
U.S.	8,340	8,145	2	7,937	7,831	1
International priority	2,414	2,823	(14)	2,503	2,866	(13)
International airfreight	622	718	(13)	636	673	(5)

Total average daily freight pounds	11,376	11,686	(3)	11,076	11,370	(3)

Revenue per pound (yield):
U.S.	$1.23	$1.13	9	$1.19	$1.17	2
International priority	2.14	2.11	1	2.15	2.17	(1)
International airfreight	0.76	1.00	(24)	0.81	1.04	(22)
Composite freight yield	1.40	1.36	3	1.38	1.42	(3)

(1)	International domestic statistics represent our international intra-country express operations.

Revenues

Our revenues decreased 1% in the third quarter and 4% in the nine months of 2016 primarily due to lower fuel surcharges and unfavorable exchange rates. These factors were partially offset by improved U.S. domestic and international export yield management and U.S. domestic volume growth. Revenues in the nine months of 2016 also benefited from one additional operating day.

U.S. domestic yields increased 1% in the third quarter due to higher base rates and were partially offset by the negative impact of lower fuel surcharges and decreased 1% in the nine months of 2016 due to the negative impact of lower fuel surcharges, which were partially offset by higher base rates. U.S. domestic volumes increased 2% in the third quarter and nine months of 2016 driven by our overnight service offerings. International export yields decreased 5% in the third quarter and 7% in the nine months of 2016 due to the negative impact of lower fuel surcharges and unfavorable exchange rates, which were partially offset by higher base rates. Freight yields decreased 3% in the nine months of 2016 as the negative impact of lower fuel surcharges and unfavorable exchange rates offset higher base rates. International domestic revenues declined 8% in the third quarter and 11% in the nine months of 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by increased volumes.

Operating Income

Our operating income and operating margin increased despite lower revenues in the third quarter and in the nine months of 2016. This increase was primarily driven by improved U.S. domestic and international export yield management and U.S. domestic volume growth, profit improvement program initiatives that continued to improve revenue quality and constrain expenses, lower international expenses due to currency exchange rates and the positive net impact of fuel. Also, operating income and operating margin benefited from one additional operating day in the nine months of 2016.

Salaries and employee benefits increased 3% in the third quarter and 2% in the nine months of 2016 due to merit increases, which were partially offset by a favorable exchange rate impact. Higher incentive compensation accruals also impacted salaries and employee benefits in the nine months of 2016. Purchased transportation decreased 8% in the third quarter and 9% in the nine months of 2016 driven by a favorable exchange rate impact. Aircraft retirements during 2015 caused depreciation and amortization expense to decrease 6% in the third quarter and nine months of 2016. Maintenance and repairs expense decreased 6% in the third quarter and 7% in the nine months of 2016 primarily due to the timing of prior year aircraft maintenance events.

Fuel

Fuel expense decreased 35% in the third quarter and 39% in the nine months of 2016 due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarter and nine months of 2016 and 2015 below.

The index used to determine our fuel surcharges incorporates a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect in February 2016 was set based on December 2015 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

The net impact of fuel had a modest benefit in the third quarter and nine months of 2016 to operating income. This was driven by the year-over-year decrease in fuel prices during the third quarter and nine months of 2016, which was partially offset by decreased fuel surcharge revenue during these periods.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered. Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
U.S. Domestic and Outbound Fuel Surcharge:
Low	0.75%	3.50%	0.75%	3.50%
High	2.75	6.00	4.00	9.50
Weighted-average	2.00	4.80	2.40	7.62

International Fuel Surcharges:
Low	0.75	0.50	0.75	0.50
High	9.50	15.00	12.00	18.00
Weighted-average	5.83	11.57	7.08	14.49

On January 4, 2016, we implemented a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services. In addition, on November 2, 2015, we updated certain tables used to determine fuel surcharges. On February 2, 2015, we updated the tables used to determine fuel surcharges. On January 5, 2015, we also implemented a 4.9% average list price increase for our U.S. domestic, U.S. export and U.S. import services.

Income Taxes

Our effective tax rate was 34.4% for the third quarter and 33.1% for the nine months of 2016, compared with 34.9% in the third quarter and 35.0% in the nine months of 2015. The tax rates in 2016 have decreased primarily due to a lower state tax rate including the resolution of a state income tax matter during the second quarter. For 2016, we expect an effective tax rate of approximately 34.0% prior to any year-end mark-to-market accounting adjustment for defined benefit pension and postretirement healthcare plans (“MTM Adjustment”). The actual rate, however, will depend on a number of factors, including the amount and source of operating income, the impact of the MTM Adjustment and when the proposed TNT Express N.V. acquisition is completed.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. During the third quarter, we closed the Internal Revenue Service examination for the 2012 and 2013 tax years. The conclusion of the audit had an immaterial impact to our balance of unrecognized tax benefits. As of February 29, 2016, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2015.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

In the second quarter of 2016, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. Adoption of this guidance had no impact on our financial reporting. See the “Business Acquisitions” section above for further discussion regarding our recent business acquisitions.

On February 25, 2016, the FASB issued the new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance will have minimal impact on our accounting and financial reporting, and we plan to early adopt on a retrospective basis in the fourth quarter of 2016.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2016 that is relevant to the readers of our financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

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

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•	FedEx’s and our ability to successfully execute the TNT Express N.V. acquisition on favorable terms, on a timely basis or at all;

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

•	any impact on our business from disruptions or modifications in service by the United States Postal Service, which is a significant customer and vendor of ours;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FedEx Acquisition B.V. was incorporated to complete the purchase of all the outstanding shares of TNT Express N.V. (“TNT Express”) in connection with FedEx’s conditional agreement to acquire TNT Express. Effective March 11, 2016, FedEx Acquisition B.V. became an indirect wholly owned subsidiary of FedEx Express. Following the closing of the TNT Express acquisition, we anticipate integrating the TNT Express operations with the FedEx Express network. This acquisition is expected to expand our global portfolio, particularly in Europe, lower our costs to serve European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Merger Protocol, dated as of April 6, 2015, between FedEx Corporation and TNT Express N.V. (Filed as Exhibit 2.1 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

2.2	Irrevocable Undertaking, dated as of April 6, 2015, between FedEx and PostNL N.V. (Filed as Exhibit 2.2 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

2.3	Addendum to the Irrevocable Undertaking, dated as of August 14, 2015, between FedEx and PostNL N.V. (Filed as Exhibit 2.1 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.1	Amendment dated January 12, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Amendment dated February 11, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7	Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. (Filed as Exhibit 10.7 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.8	Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.8 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL EXPRESS CORPORATION

Date: March 17, 2016	/s/ ELISE L. JORDAN
ELISE L. JORDAN
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Merger Protocol, dated as of April 6, 2015, between FedEx Corporation and TNT Express N.V. (Filed as Exhibit 2.1 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

2.2	Irrevocable Undertaking, dated as of April 6, 2015, between FedEx and PostNL N.V. (Filed as Exhibit 2.2 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

2.3	Addendum to the Irrevocable Undertaking, dated as of August 14, 2015, between FedEx and PostNL N.V. (Filed as Exhibit 2.1 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.1	Amendment dated January 12, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.1 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.2	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.2 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Amendment dated January 28, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.3 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.4	Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.4 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Amendment dated February 11, 2016, amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.5 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.6 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7	Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. (Filed as Exhibit 10.7 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

E-1

Exhibit Number	Description of Exhibit

10.8	Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Filed as Exhibit 10.8 to FedEx Corporation’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2